Form 10-Q
period 1997-06-28
BPC HOLDING CORP
filed 1997-08-13
CIK 919465

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
   EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 1997

                                      or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
                                       Number of Shares Outstanding
     COMMON STOCK                        AS OF AUGUST 1, 1997
     Class A - Voting - $.01 Par Value         91,000
     Class A - Nonvoting - $.01 Par Value     259,000
     Class B - Voting - $.01 Par Value        145,001
     Class B - Nonvoting - $.01 Par Value      57,618
     Class C - Nonvoting - $.01 Par Value      16,981


                         BPC HOLDING CORPORATION AND SUBSIDIARIES

                                FORM 10-Q INDEX

                   FOR QUARTERLY PERIOD ENDED JUNE 28, 1997




                                                          PAGE NO.
Part I. Financial Information

      Item 1. Financial Statements
              Consolidated Balance Sheets                           3
              Consolidated Statements of Operations                 5
              Consolidated Statement of Changes in Stockholders'
               Equity (Deficit)                                     6
              Consolidated Statements of Cash Flows                 7
              Notes to Consolidated Financial Statements            8

      Item 2. Management's Discussion and Analysis of
              Financial Condition and Results of Operations        13

PART II. OTHER INFORMATION

      Item 2 (a). Changes in Securities                            16

      Item 4. Submission of Matters to a Vote of Security Holders  16

      Item 6. Exhibits and Reports on Form 8-K                     16

SIGNATURE                                                          17

PART 1.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                   BPC Holding Corporation and Subsidiaries
                          Consolidated Balance Sheets
                           (In Thousands of Dollars)

                                                JUNE 28, 1997              DECEMBER 28, 1996
                                                -------------              -----------------
                                                   (UNAUDITED)
  ASSETS
  Current assets:
    Cash and cash equivalents                     $   1,501                      $ 10,192
    Accounts receivable (less allowance for
      doubtful accounts of $845 and $618)            30,870                        17,642

    Inventories:
      Finished goods                                 15,289                         9,100
      Raw materials and supplies                      4,779                         3,945
      Custom molds                                    1,414                           562
                                                  ----------                      --------
                                                     21,482                        13,607

     Prepaid expenses and other receivables           1,518                           957
     Income taxes recoverable                            36                           436
                                                  ----------                      --------
  Total current assets                               55,407                        42,834

  Assets held in trust                               24,729                        30,188

  Property and equipment:
     Land                                             5,156                         4,598
     Buildings and improvements                      25,590                        18,290
     Machinery, equipment and tooling               102,791                        79,043
     Automobiles and trucks                           1,120                           639
     Construction in progress                         4,394                         3,476
                                                  ----------                      --------
                                                    139,051                       106,046
     Less accumulated depreciation                   57,199                        50,382
                                                  ----------                      --------
                                                     81,852                        55,664
  Intangible assets:
     Excess of cost over net assets acquired         13,049                         4,273
     Deferred financing and origination fees         10,747                         9,912
     Covenants not to compete                           430                            40
     Deferred acquisition costs                          59                           527
                                                  ----------                      --------
                                                     24,285                        14,752
  Deferred income taxes                               1,625                         2,003
  Other                                                 475                           357
                                                  ----------                      --------
  Total assets                                     $188,373                      $145,798
                                                  ==========                      ========

                   BPC Holding Corporation and Subsidiaries
                    Consolidated Balance Sheets (continued)
                           (In Thousands of Dollars)

                                                JUNE 28, 1997              DECEMBER 28, 1996
                                                -------------              -----------------
                                                   (UNAUDITED)
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
  Current liabilities:
    Accounts payable                              $  16,229                     $  12,877
    Accrued expenses and other liabilities            8,204                         4,676
    Accrued interest                                  3,336                         3,286
    Employee compensation and payroll taxes           5,853                         5,230
    Income taxes                                        102                           117
    Current portion of long-term debt                 5,120                           738
                                                  ----------                      --------
 Total current liabilities                           38,844                        26,924

 Long-term debt, less current portion               250,411                       215,308
 Accrued dividends on preferred stock                 2,163                         1,116
                                                  ----------                      --------
                                                    291,418                       243,348
Stockholders' equity (deficit):
   Preferred  stock; 1,000,000 shares authorized;
     600,000 shares  issued and outstanding
     (net of discount of $3,210 and $3,355)          11,362                        11,216
   Class A Common Stock; $.01 par value:
      Voting; 500,000 shares authorized;
      91,000 shares issued and outstanding                1                             1
      Nonvoting; 500,000 shares authorized;
      259,000 shares issued and outstanding               3                             3
   Class B Common Stock; $.01 par value:
       Voting; 500,000 shares authorized;
       145,001 shares issued and outstanding              1                             1
       Nonvoting;  500,000  shares authorized;
       54,779 shares issued and outstanding               1                             1
   Class C Common Stock; $.01 par value:
       Nonvoting;  500,000  shares authorized;
       16,981 shares issued and outstanding               -                             -
   Treasury stock:  239 shares                          (22)                          (22)
   Additional paid-in capital                        50,633                        51,681
   Warrants                                           3,511                         3,511
   Retained earnings (deficit)                     (168,535)                     (163,942)
                                                  ----------                      --------
Total stockholders' equity (deficit)               (103,045)                      (97,550)
                                                  ----------                      --------
Total liabilities and stockholders' equity
   (deficit)                                      $ 188,373                     $ 145,798
                                                  ==========                      ========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                   BPC Holding Corporation and Subsidiaries
                     Consolidated Statements of Operations
               (In Thousands of Dollars, Except Per Share Data)

                                          THIRTEEN WEEKS ENDED                TWENTY-SIX WEEKS ENDED
                                  --------------------------------       -------------------------------
                                      JUNE 28            JUNE 29             JUNE 28           JUNE 29
                                       1997                1996               1997                1996
                                  --------------------------------       -------------------------------
                                             (UNAUDITED)                          (UNAUDITED)
Net sales                           $56,929             $38,876            $105,936            $73,872
Cost of goods sold                   43,771              27,352              82,167             52,471
                                    --------            --------           ---------           --------
Gross margin                         13,158              11,524              23,769             21,401
Operating expenses:
  Selling                             2,737               1,738               5,094              3,409
  General and administrative          3,120               5,980               5,725              9,165
  Research and development              366                 185                 602                393
  Amortization of intangibles           346                 105                 624                205
  Other                                 910                 175               1,741                 51
                                    --------            --------           ---------           --------
Operating income                      5,679               3,341               9,983              7,717
Other income and expense:
  Loss   (gain)  on  disposal  of
   property and equipment                90                  19                  90                (23)
                                    --------            --------           ---------           --------
  Income before interest and income   5,589               3,322               9,893              7,740
   taxes
  Interest:
    Expense                          (7,742)             (4,032)            (15,550)            (7,479)
    Income                              709                 100               1,156                167
                                    --------            --------           ---------           --------
Income (loss) before income taxes    (1,444)               (610)             (4,501)               428
Income tax expense (benefit)            564                (188)                 92                209
                                    --------            --------           ---------           --------
Net income (loss)                    (2,008)               (422)             (4,593)               219
Preferred stock dividends              (524)                  -              (1,048)                 -
                                    --------            --------           ---------           --------
Net income (loss) attributable to
   common shareholders             $ (2,532)            $  (422)           $ (5,641)         $     219
                                    ========            ========           =========           ========


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

             BPC Holding Corporation and Subsidiaries
    Consolidated Statement of Changes in Stockholders' Equity (Deficit)
                           (In Thousands of Dollars)
                                  (Unaudited)


                                                                                      ADDITIONAL              RETAINED
                                      COMMON STOCK ISSUED      PREFERRED  TREASURY     PAID-IN                EARNINGS
                                   CLASS A   CLASS B  CLASS C    STOCK      STOCK      CAPITAL  WARRANTS      (DEFICIT)    TOTAL
                                   -------   -------  -------   -------    -------     -------  --------      --------    --------
Balance at December 28, 1996         $  4      $  2      $ -    $11,216    $  (22)     $51,681    $ 3,511    $(163,942)   $(97,550)
Net loss                                -         -        -          -          -           -          -       (4,593)     (4,593)
Accrued   dividends   on  preferred     -         -        -          -          -      (1,408)         -            -      (1,408)
stock
Amortization   of  preferred  stock     -         -        -        146          -           -          -            -         146
discount
                                   -------   -------  -------   -------    -------     -------  --------      --------    --------
Balance at June 28, 1997            $  4      $  2      $ -     $11,362    $   (22)    $50,633    $ 3,511    $(168,535)  $(103,045)
                                   =======   =======  =======   =======    =======     =======   =======      =========   ========


SEE NOTES TO CONSOLIDATED FINANCIAL
STATEMENTS.

                  BPC HOLDING CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In Thousands of Dollars)

                                                                 TWENTY-SIX WEEKS ENDED
                                                       ---------------------------------------------
                                                         JUNE 28, 1997               JUNE 29, 1997
                                                       --------------------    ---------------------
                                                                     (UNAUDITED)
OPERATING ACTIVITIES
Net income(loss)                                        $  (4,593)                       $  219
Adjustments to reconcile net income (loss) to net cash
   provided by(used for) operating activities:
  Depreciation and amortization                             7,873                         5,302
  Non-cash interest expense                                   739                           481
  Write off of financing fees                                 390                             -
  Non-cash compensation                                         -                           358
  Gain on sale of property and equipment                       90                           (23)
  Deferred income taxes                                       (20)                          172
  Changes in operating assets and liabilities:
    Accounts receivable, net                               (8,833)                       (3,824)
    Inventories                                             2,492                        (3,304)
    Prepaid expenses and other receivables                    (96)                          219
    Accounts payable and accrued expenses                  (3,938)                        1,309
    Other assets                                              164                            (6)
                                                        ----------                      --------
Net cash provided by (used for) operating activities       (5,732)                          903

INVESTING ACTIVITIES
Additions to property and equipment                        (4,801)                       (5,890)
Proceeds from disposal of property and equipment            1,060                            43
Purchase of PackerWare Corporation                        (28,190)                            -
Purchase of assets of Container Industries, Inc.           (2,878)                            -
Purchase of assets of Virginia Design Packaging Corp.     (11,129)
Purchase of the Alpha drink cup product line                    -                          (776)
                                                        ----------                      --------
Net cash used for investing activities                    (45,938)                       (6,623)

FINANCING ACTIVITIES
Proceeds from term loan borrowings                         31,980                            49
Proceeds from borrowings on revolving line of credit        8,827                             -
Payments on long-term borrowings                           (1,250)                         (500)
Payment of refinancing fees                                (1,184)                            -
Payment of bond consent fee                                  (737)                            -
Payment on capital lease                                     (116)                         (106)
Exercise of management stock options                            -                         1,130
Proceeds from senior secured notes                              -                       105,000
Proceeds from issuance of common stock                          -                        52,797
Proceeds from issuance of preferred stock and warrants          -                        14,572
Rollover investments and share repurchases                      -                      (125,219)
Assets held in trust                                            -                       (35,600)
Net payments to public warrant holders                          -                        (4,502)
Debt issuance costs                                             -                        (5,369)
Interest applied to assets held in trust                    5,459                           (65)
                                                        ----------                      --------
Net cash provided by financing activities                  42,979                          2,187
                                                        ----------                      --------
Net decrease in cash and cash equivalents                  (8,691)                       (3,533)
Cash and cash equivalents at beginning of period           10,192                         8,035
                                                        ----------                      --------
Cash and cash equivalents at end of period             $    1,501                    $    4,502
                                                        ==========                      ========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

            BPC Holding Corporation and Subsidiaries

           Notes to Consolidated Financial Statements
                           (Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of BPC Holding Corporation and its subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full fiscal year. The accompanying financial statements include the results of BPC Holding Corporation ("Holding") and its wholly-owned subsidiary, Berry Plastics Corporation ("Berry"), and its wholly-owned subsidiaries: PackerWare Corporation, Berry Iowa Corporation; Berry Tri-Plas Corporation; Berry Sterling Corporation, Berry Plastics Design Corporation, and AeroCon, Inc. For further information, refer to the consolidated financial statements and footnotes thereto included in Holding's and Berry's Form 10-K's filed with the Securities and Exchange Commission for the year ended December 28, 1996 and information included in Holding's Form S-4 filed with the Securities and Exchange Commission on August 28, 1996.


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

Proceeds of the Old Notes (net of fees and expenses of approximately $5.4 million) were used to finance $64.0 million of the purchase of equity interests and establish an escrow of $35.6 million to pay the first three years' interest on the Notes.

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

On May 13, 1997, Berry Plastics Design Corporation, a newly-formed wholly-owned subsidiary of Berry, acquired substantially all of the assets of Virginia Design Packaging Corp. ("Virginia Design") for approximately $11.1 million. The purchase was financed through the New Credit Facility. The operations of Berry Plastics Design Corporation are included in Berry's
operations   from   the  acquisition  date  using  the  purchase  method  of
accounting.

The pro forma results listed below are unaudited and reflect purchase accounting adjustments assuming the Container Industries, PackerWare and Virginia Design acquisitions occurred on December 31, 1995.


                                THIRTEEN WEEKS ENDED             TWENTY-SIX WEEKS ENDED
                                    JUNE 29, 1996                   JUNE 29, 1996
                                                (In thousands)
Net sales                           $  52,409                       $  99,065
Loss before income taxes               (1,494)                         (1,091)
Net loss                               (1,494)                           (882)

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

1. REFINANCING OF REVOLVING CREDIT FACILITY

Concurrent with the acquisition of PackerWare (see Note 4), Berry entered into a financing and security agreement with NationsBank, N.A. for a senior secured line of credit in an aggregate principal amount of $60.0 million (the "New Credit Facility"). As a result of the acquisition of assets of Virginia Design, the New Credit Facility was increased to $74.0 million. The indebtedness under the New Credit Facility is guaranteed by Holding and Berry's subsidiaries. The New Credit Facility replaced the facility previously provided by Fleet Capital Corporation.

The New Credit Facility, including the financing for Virginia Design, provides Berry with a $30.0 million revolving line of credit, subject to a borrowing base formula, a $32.0 million term loan facility and a $12.0 million standby letter of credit to support Berry's and its subsidiaries' obligations under the Nevada and Iowa Industrial Revenue Bonds. Berry borrowed all $32.0 million of the term loan facility to finance the PackerWare and Virginia Design acquisitions.

The New Credit Facility matures January 21, 2002 unless previously terminated by Berry or by the lenders upon an Event of Default as defined in the New Credit Facility. Interest on borrowings on the New Credit Facility will be based on the lender's base rate plus 1.0% or LIBOR plus 2.0%, at Berry's option.

2. LONG-TERM DEBT

Long-term debt consists of the following:

                                               JUNE 28,                    DECEMBER 28,
                                                 1997                          1996
                                             -------------               ---------------
                                                          (In thousands)
Holding 12.50% Senior Secured Notes            $105,000                      $105,000
Berry 12.25% Senior Subordinated Notes          100,000                       100,000
Term loan                                        31,230                             -
Revolving line of credit                          8,827                             -
Nevada Industrial Revenue Bonds                   5,000                         5,500
Iowa Industrial Revenue Bonds                     5,400                         5,400
Capital lease obligation                            669                           785
Debt discount                                      (595)                         (639)
                                               ---------                    ----------
                                                255,531                       216,046
Less current portion of long-term debt            5,120                           738
                                               ---------                    ----------
                                               $250,411                      $215,308
                                               =========                    ==========


The current portion of long-term debt is limited to $4.4 million of quarterly installments to the term loan, a $0.5 million repayment of the industrial revenue bonds and the monthly principal payments related to a capital lease obligation. Berry also maintains the $30.0 million revolving line of credit with NationsBank, N.A. (see Note 5). Based on the borrowing formula as of June 28, 1997, Berry had approximately $20.5 million of additional available credit under the NationsBank, N.A. credit line.


7.  PATENT INFRINGEMENT LITIGATION

On April 25, 1996, in connection with the patent infringement lawsuit filed by Berry Sterling Corporation against Pescor Plastics, Inc., the United States District Court for the Eastern District of Virginia entered an order that held that Berry Sterling's patent for the design of a drink cup was not valid. Berry Sterling is currently appealing this ruling.

8.  BPC HOLDING CORPORATION SUMMARY FINANCIAL INFORMATION

The following summarizes financial information of BPC Holding Corporation exclusive of the operations of its wholly-owned operating subsidiary, Berry Plastics Corporation, and its subsidiaries.

                                        JUNE 28, 1997              December 28, 1996
                                        ---------------            -----------------
                                                  (In thousands)
BALANCE SHEETS
   Current assets                        $      377                   $       389
   Investment in subsidiary                 (27,861)                      (29,177)
   Assets  held  in  trust  and  other
   noncurrent assets                         32,362                        38,058
                                        ------------                  ------------
   Total assets                          $    4,878                   $     9,270
                                        ============                  ============


   Current liabilities                   $      759                   $       704
   Noncurrent liabilities                   107,164                       106,116
   Stockholders' equity (deficit)          (103,045)                      (97,550)
                                        ------------                  ------------
   Total liabilities and stockholders'
   equity (deficit)                      $    4,878                   $     9,270
                                        ============                  ============



                                       THIRTEEN WEEKS ENDED                    TWENTY-SIX WEEKS ENDED
                                 --------------------------------        --------------------------------
                                 JUNE 28, 1997      JUNE 29, 1996         JUNE 28, 1997     JUNE 29, 1996
                                 --------------    --------------        ---------------   --------------
                                           (In thousands)                         (In thousands)
   STATEMENTS OF OPERATIONS
   Operating expenses             $     73          $    3,145             $       146         $     3,148
   Interest expense, net             2,750                 386                   5,769                 386
   Loss  before income taxes and    (2,823)             (3,531)                 (5,915)             (3,542)
   equity  in earnings (loss) of
     subsidiary

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


RESULTS OF OPERATIONS

13 WEEKS ENDED JUNE 28, 1997 (THE "QUARTER")
COMPARED TO 13 WEEKS ENDED JUNE 29, 1996 (THE "PRIOR QUARTER")

      NET SALES. Net sales increased $18.0 million, or 46%, to $56.9 million for the Quarter from $38.9 million for the Prior Quarter, including an approximate 3.0% increase in net selling price due mainly to the impact of cyclical adjustments in the price of plastic resin. The increase in net sales was attributed to a combination of the addition of PackerWare and Virginia Design net sales of an aggregate of $13.7 million, higher overcap sales of $0.3 million, higher drink cup sales of $2.0 million (excluding PackerWare) and higher container sales of $2.2 million. Sales of custom products were flat with the prior year.

      GROSS MARGIN. Gross margin increased by $1.7 million to $13.2 million for the Quarter from $11.5 million for the Prior Quarter. This increase of 15% included the combined impact of both the PackerWare and Virginia Design sales volume. Gross margin as a percent of sales decreased to 23.2% of net sales for the Quarter from 29.6% of net sales in the prior Quarter due to the addition of lower margin business from PackerWare and Virginia Design, the cyclical impact of higher raw material costs compared to the Prior Quarter, and suppressed market selling prices in both the container and drink cup product lines.

      OPERATING EXPENSES. Selling expenses increased by $1.0 million to $2.7 million for the Quarter from $1.7 million for the Prior Quarter principally as a result of expanded sales coverage, the acquisition of PackerWare and the assets of Virginia Design, and increased product development and marketing expenses. General and administrative expenses decreased by $2.9 million to $3.1 million for the Quarter from $6.0 million for the Prior Quarter, mainly because of $2.5 million of deferred payments to certain holders of stock options (SEE NOTE 2) were made in the Prior Quarter, and also because of a reduction of expenses due to the consolidation of the Winchester plant in late 1996, and a reduction of patent litigation expenses. During the Quarter, one-time transition expenses for the PackerWare, Container Industries and Virginia Design transactions were $0.9 million. In the Prior Quarter, the transition relating to the acquisition of assets of Tri-Plas resulted in an expense of $0.2 million.

      INTEREST EXPENSE. Interest expense increased $3.7 million to $7.7 million for the Quarter compared to $4.0 million for the Prior Quarter due to the issuance of Senior Secured Notes in June 1996 (SEE NOTE 3) and the New Credit Facility (SEE NOTE 5).

      INCOME TAX. For the Quarter, the Company recordedincome tax expense of $0.6 million compared to an income tax benefit of $0.2 million for the Prior Quarter. The expense for the Quarter of $0.6 million resulted from a change in the year-to-date estimated effective income tax rate. Primary reconciling items between taxes computed at the Federal statutory rate and taxes computed for book purposes include state income taxes and amortization of goodwill not deductible for tax purposes.

      NET INCOME (LOSS) AND EBITDA. Net loss for the Quarter of $2.0 million increased $1.6 million from net loss of $0.4 million for the Prior Quarter for the reasons discussed above. EBITDA, defined as income before taxes, interest, depreciation, amortization, loss (gain) on disposal of property and equipment, write-off of deferred acquisition costs, write-off of financing fees, one-time transition expenses related to acquisitions by the Company, and the shutdown of the Winchester, Virginia facility, was $10.7 million for the Quarter compared to $6.2 million for the Prior Quarter.


26 Weeks Ended June 28, 1997 ("YTD")
Compared to 26 Weeks Ended June 29, 1996 ("prior YTD")

      NET SALES. Net sales increased $32.0 million, or 43%, to $105.9 million YTD from $73.9 million for the prior YTD, notwithstanding an approximate 3% increase in net selling price due mainly to the impact of cyclical adjustments in the price of plastic. Other increases in net sales were attributed to a combination of the addition of PackerWare and Virginia Design net sales of an aggregate of $25.0 million, higher aerosol overcap sales of $1.5 million, higher drink cup sales of $2.8 million (excluding PackerWare drink cup net sales), higher container sales of $2.5 million, and higher custom molded products of $0.3 million.

      GROSS MARGIN. Gross margin increased by $2.4 million to $23.8 million YTD from $21.4 million for the prior YTD. This increase in gross margin included $4.1 million from the PackerWare acquisition offset by a decrease of $1.7 million resulting from the cyclical impact of higher raw material costs compared to the prior YTD and suppressed market prices in both the container and drink cup product lines. Additionally, the Evansville plant incurred additional plant overhead costs in the first quarter of 1997 associated with supporting expanded injection molding capacity and capabilities.

      OPERATING EXPENSES. Selling expenses increased by $1.7 million to $5.1 million YTD from $3.4 million for the prior YTD principally as a result of expanded sales coverage, the acquisition of PackerWare and the assets of Virginia Design, and increased product development and marketing expenses. General and administrative expenses decreased by $3.5 million to $5.7 million YTD from $9.2 million for the prior YTD. The decrease was primarily due to prior year expenses relating to the Transaction of $3.1 million, including $2.5 million of deferred payments to certain holders of stock options (SEE NOTE 2), and a decrease in patent and other litigation expenses of $0.5 million. Other YTD expense of $1.7 million included $0.3 million of cost associated with the shutdown of the Winchester, Virginia facility, $0.9 million associated with the transition of the PackerWare business, and $0.5 million resulting from the transition of both the Container Industries and Virginia Design acquisitions. Prior YTD other expenses of $0.5 million included transition costs associated with the Tri-Plas and Sterling acquisitions.

      INTEREST EXPENSE. Interest expense increased $8.1 million to $15.6 million YTD compared to $7.5 million for the prior YTD due to the issuance of the Senior Secured Notes in June 1996 (SEE NOTE 3) and the New Credit Facility (SEE NOTE 5).

      INCOME TAX. The Company recorded income tax expense of $0.1 million YTD compared to an income tax expense of $0.2 million in the prior YTD.

      NET INCOME (LOSS) AND EBITDA. Net loss YTD of $4.6 million decreased $4.8 million from net income of $0.2 million for the prior YTD for the reasons discussed above. EBITDA, defined as income before taxes, interest, depreciation, amortization, loss (gain) on disposal of property and equipment, write-off of deferred acquisition costs, one-time transition expenses related to acquisitions made by the Company, and expenses related to the Transaction, was $19.6 million YTD compared to $16.7 million for the prior YTD.

LIQUIDITY AND SOURCES OF CAPITAL

Net cash used for operating activities was $5.7 million through the twenty-six week period ending June 28, 1997, an increase of $6.6 million from the comparable prior year period. This change includes a reduction in accounts payable of approximately $3.5 million resulting from a discounting program with a key supplier and other working capital changes (defined as accounts receivable, inventories, prepaid expenses, other receivables, accounts payable and accrued expenses) associated with the significant increase in the Company's net sales.

Capital spending of $4.8 million included $2.4 million for molds and molding machines, $0.3 for printing-related equipment, and $2.1 million for building and accessory equipment. Additionally, Berry purchased PackerWare, certain assets of Container Industries and certain assets of Virginia Design (see Note
4). Berry currently intends to finance capital spending through cash flow from operations, existing cash balances, and cash available under the NationsBank revolving credit agreement.

At June 28, 1997, the Company's cash balance was $1.5 million, and Berry had unused borrowing capacity under the New Credit Facility's borrowing base of approximately $20.5 million.

      PART II.  OTHER INFORMATION


     ITEM 2 (A). CHANGES IN SECURITIES

              Pursuant to a Consent Solicitation Statement dated May 12, 1997, Berry solicited consents from the holders of its 12 1/4 % Senior Subordinated Notes due 2004 (the "Notes") to effect certain amendments (the "Amendments") to the Indenture dated April 24, 1994, as supplemented, governing the Notes (the "Indenture"). The requisite number of consents was received, and the Amendments became effective on June 10, 1997. Capitalized terms used, but not defined, below have the meanings ascribed to them in the Indenture.

              The Amendments (a) permit the Subsidiaries, in addition to Berry, to incur Indebtedness and issue Disqualified Stock if the applicable Fixed Charge Coverage Ratio is achieved; (b) in determining whether the applicable Fixed Charge Coverage Ratio has been achieved, permit the inclusion of the earnings of any business acquired by any Subsidiary, in addition to any business acquired by Berry, with the proceeds of Indebtedness incurred or Disqualified Stock issued by Berry or any such Subsidiary; (c) permit the Subsidiaries, in addition to Berry, to incur Refinancing Indebtedness; (d) permit Berry and the Subsidiaries to purchase, redeem or otherwise acquire or retire for value any Indebtedness between or among Berry and its Subsidiaries or between or among such Subsidiaries; and (e) correct the inadvertent omission of the word "and" in the definition of "Permitted Refinancing."

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              As described under Item 3 above, Berry solicited consents from the holders of the Notes to effect the Amendments to the Indenture. The consent of the holders of greater than 99% of the Notes was received.

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

              (a) Exhibits:

                 None

              (b) Reports on Form 8-K:

                 None

                                SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                BPC Holding Corporation


August 12, 1997



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