Form 10-Q
period 1997-09-27
BPC HOLDING CORP
filed 1997-11-12
CIK 919465

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

                                FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 1997

                                      or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from___________________to__________________

                      Commission File Number 33-75706-01

                            BPC HOLDING CORPORATION
             (Exact name of registrant as specified in its charter)

  DELAWARE                                               35-1814673
(State or other jurisdiction of                       (IRS employer
   incorporation or organization)                    identification no.)

  101 OAKLEY STREET, EVANSVILLE, INDIANA            47710
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

                                       Number of Shares Outstanding
     COMMON STOCK                        AS OF NOVEMBER 1,1997
-----------------------------------------------------------------------------
     Class A - Voting - $.01 Par Value         91,000
     Class A - Nonvoting - $.01 Par Value     259,000
     Class B - Voting - $.01 Par Value        145,001
     Class B - Nonvoting - $.01 Par Value      57,788
     Class C - Nonvoting - $.01 Par Value      16,981

                   BPC HOLDING CORPORATION AND SUBSIDIARIES

                                FORM 10-Q INDEX

                 FOR QUARTERLY PERIOD ENDED SEPTEMBER 27, 1997




                                                          PAGE NO.
                                                          --------
Part I. Financial Information

      Item 1. Financial Statements
              Consolidated Balance Sheets                      3
              Consolidated Statements of Operations            5
              Consolidated Statement of Changes in
                Stockholders' Equity (Deficit)                 6
              Consolidated Statements of Cash Flows            7
              Notes to Consolidated Financial Statements       8

      Item 2. Management's Discussion and Analysis of
                Financial Condition and Results of
                Operations                                    14

PART II. OTHER INFORMATION

      Item 2. Changes in Securities and Use of Proceeds       17

      Item 6. Exhibits and Reports on Form 8-K                17

SIGNATURE                                                     18

PART 1.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                   BPC Holding Corporation and Subsidiaries
                          Consolidated Balance Sheets
                           (In Thousands of Dollars)

                                                  SEPTEMBER 27,          DECEMBER 28,
                                                      1997                  1996
                                                 --------------         --------------
                                                   (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents                         $  2,442               $ 10,192
  Accounts receivable (less
    allowance for doubtful
    accounts of $1,193 and $618)                      34,770                 17,642
  Inventories:
    Finished goods                                    20,151                  9,100
    Raw materials and supplies                         6,835                  3,945
    Custom molds                                       2,355                    562
                                                  -----------            -----------
                                                      29,341                 13,607
  Prepaid expenses and other receivables               1,795                    957
  Income taxes recoverable                                36                     43
                                                  -----------            -----------
Total current assets                                  68,384                 42,834

Assets held in trust                                  25,136                 30,188

Property and equipment:
  Land                                                 5,776                  4,598
  Buildings and improvements                          32,307                 18,290
  Machinery, equipment and tooling                   124,932                 79,043
  Automobiles and trucks                               1,139                    639
  Construction in progress                             6,679                  3,476
                                                  -----------            -----------
                                                     170,833                106,046
  Less accumulated depreciation                       61,413                 50,382
                                                  -----------            -----------
                                                     109,420                 55,664

Intangible assets:
  Excess of cost over net assets acquired             30,702                  4,273
  Deferred financing and origination fees             11,209                  9,912
  Covenants not to compete                             2,367                     40
  Deferred acquisition costs                             355                    527
                                                  -----------            -----------
                                                      44,633                 14,752
Deferred income taxes                                  2,003                  2,003
Other                                                  1,332                    357
                                                  -----------            -----------
Total assets                                        $250,908               $145,798
                                                  ===========            ===========

                   BPC Holding Corporation and Subsidiaries
                    Consolidated Balance Sheets (continued)
                           (In Thousands of Dollars)

                                                  SEPTEMBER 27,          DECEMBER 28,
                                                      1997                  1996
                                                 --------------         --------------
                                                   (UNAUDITED)
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable                                 $  18,456              $  12,877
  Accrued expenses and other liabilities              13,325                  4,676
  Accrued interest                                     9,732                  3,286
  Employee compensation and payroll taxes              7,848                  5,230
  Income taxes                                           141                    117
  Current portion of long-term debt                    5,113                    738
                                                  -----------            -----------
Total current liabilities                             54,615                 26,924
Long-term debt, less current portion                 294,623                215,308
Accrued dividends on preferred stock                   2,873                  1,116
Other deferred liabilities                               716                      -
                                                  -----------            -----------
Total liabilities                                    352,827                243,348

Stockholders' equity (deficit):
  Class A Preferred  stock; 800,000 shares
    authorized; 600,000 shares issued and
    outstanding (net of discount of
    $3,137 and $3,355)                                11,435                 11,216
  Class B Preferred  stock; 200,000 shares
    authorized, issued and outstanding                 5,000                      -
  Class A Common Stock; $.01 par value:
     Voting; 500,000 shares authorized;
     91,000 shares issued and outstanding                  1                      1
     Nonvoting; 500,000 shares authorized;
     259,000 shares issued and outstanding                 3                      3
  Class B Common Stock; $.01 par value:
     Voting; 500,000 shares authorized;
     145,001 shares issued and outstanding                 1                      1
  Nonvoting;  500,000  shares authorized;
     57,788 shares issued and outstanding                  1                      1
  Class C Common Stock; $.01 par value:
     Nonvoting;  500,000  shares authorized;
     16,981 shares issued and outstanding                  -                      -
  Treasury stock:  239 shares                            (22)                   (22)
  Additional paid-in capital                          50,249                 51,681
  Warrants                                             3,511                  3,511
  Retained earnings (deficit)                       (172,098)              (163,942)
                                                  -----------            -----------
Total stockholders' equity (deficit)                (101,919)               (97,550)
                                                  -----------            -----------
Total liabilities and stockholders'
  equity (deficit)                                $  250,908              $ 145,798
                                                  ===========            ===========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                   BPC Holding Corporation and Subsidiaries
                     Consolidated Statements of Operations
                           (In Thousands of Dollars)

                                                 THIRTEEN WEEKS ENDED                 THIRTY-NINE WEEKS ENDED
                                       ----------------------------------------------------------------------------
                                        SEPTEMBER 27,        SEPTEMBER 28,       SEPTEMBER 27,       SEPTEMBER 28,
                                            1997                 1996                1997                1996
                                       ----------------------------------------------------------------------------
                                                        (UNAUDITED)                           (UNAUDITED)
Net sales                                 $58,780              $39,794             $164,715            $113,666
Cost of goods sold                         46,887               29,377              129,054              81,848
                                       -----------------------------------------------------------------------------
Gross margin                               11,893               10,417               35,661              31,818
Operating expenses:
  Selling                                   2,955                1,775                8,048               5,184
  General and administrative                2,889                2,750                8,613              11,915
  Research and development                    333                  219                  935                 612
  Amortization of intangibles                 505                  177                1,129                 382
  Other                                     1,042                   39                2,783                 551
                                       -----------------------------------------------------------------------------
Operating income                            4,169                5,457               14,153              13,174
Other income and expense:
  Loss (gain)on disposal of
    property and equipment                     (1)                   -                   89                 (23)
                                       -----------------------------------------------------------------------------
Income before interest and
  income taxes                              4,170                5,457               14,064              13,197
Interest:
  Expense                                  (8,117)              (6,941)             (23,667)            (14,420)
  Income                                      443                  561                1,598                 728
                                       -----------------------------------------------------------------------------
Loss before income taxes                   (3,504)                (923)              (8,005)               (495)
Income tax expense (benefit)                   58                 (167)                 151                  42
                                       -----------------------------------------------------------------------------
Net loss                                   (3,562)                (756)              (8,156)               (537)
Preferred stock dividends                    (710)                (593)              (1,757)               (593)
                                       -----------------------------------------------------------------------------
Net loss attributable to
  common shareholders                    $ (4,272)           $  (1,349)            $ (9,913)           $ (1,130)
                                       =============================================================================


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

             BPC Holding Corporation and Subsidiaries
    Consolidated Statement of Changes in Stockholders' Equity (Deficit)
                           (In Thousands of Dollars)
                                  (Unaudited)


                              COMMON STOCK ISSUED       PREFERRED STOCK            ADDITIONAL              RETAINED
                           --------------------------- ----------------- TREASURY    PAID-IN                 EARNINGS
                           CLASS A   CLASS B  CLASS C   CLASS A CLASS B   STOCK      CAPITAL    WARRANTS    (DEFICIT)      TOTAL
                           -----------------------------------------------------------------------------------------------------
Bal at Dec. 28, 1996       $  4      $  2      $ -     $11,216  $     -  $  (22)    $51,681    $ 3,511    $(163,942)  $  (97,550)
Net loss                      -         -        -           -        -       -           -          -       (8,156)      (8,156)
Accrued dividends on
  preferred stock             -         -        -           -        -       -      (1,757)         -            -       (1,757)
Amortization of
 preferred stock
 discount                     -         -        -         219        -       -           -          -            -          219
Common stock
  issued                      -         -        -           -                -         325          -            -          325
Preferred stock
  issued                      -         -        -           -    5,000       -           -          -            -        5,000
                          -------------------------------------------------------------------------------------------------------
Bal at Sept. 27, 1997      $  4      $  2      $ -     $16,435  $ 5,000  $  (22)   $ 50,249    $ 3,511    $(172,098)   $(101,919)
                          =======================================================================================================


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  BPC HOLDING CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In Thousands of Dollars)

                                                                 THIRTY-NINE WEEKS ENDED
                                                     ------------------------------------------------
                                                      SEPTEMBER 27, 1997          SEPTEMBER 28, 1996
                                                     ------------------------------------------------
                                                                        (UNAUDITED)
OPERATING ACTIVITIES
Net loss                                                 $  (8,156)                  $  (537)
Adjustments to reconcile net income (loss)
  to net cash provided by
  operating activities:
    Depreciation and amortization                            12,622                     8,223
    Non-cash interest expense                                 1,139                       846
    Write off of financing fees                                 390                         -
    Non-cash compensation                                         -                       358
    Gain (loss) on sale of property and equipment                89                       (23)
    Deferred income taxes                                       (20)                       18
    Changes in operating assets and liabilities:
      Accounts receivable, net                               (8,724)                   (4,869)
      Inventories                                             2,883                    (2,529)
      Prepaid expenses and other receivables                    (83)                      (64)
      Accounts payable and accrued expenses                   1,557                     8,644
      Other assets                                              209                        (5)
                                                        ------------              ------------
Net cash provided by operating activities                     1,906                    10,062


INVESTING ACTIVITIES
Additions to property and equipment                          (8,795)                   (9,614)
Proceeds from disposal of property and equipment              1,092                        43
Purchase of PackerWare Corporation                          (28,190)                        -
Purchase of Container Industries, Inc.                       (2,879)                        -
Purchase of Virginia Design Packaging Corp.                 (11,129)                        -
Purchase of Venture Packaging, Inc.                         (38,675)                        -
Purchase of the Alpha drink cup product line                      -                      (790)
                                                        ------------              ------------
Net cash used for investing activities                      (88,576)                  (10,361)


FINANCING ACTIVITIES
Proceeds from term loan borrowings                           60,280                         -
Proceeds from borrowings on revolving line of credit         19,016                         -
Payments on long-term borrowings                             (2,815)                     (500)
Payment of refinancing fees                                  (1,971)                        -
Payment of bond consent fee                                    (790)                        -
Payment on capital lease                                       (176)                     (161)
Exercise of management stock options                              -                     1,130
Proceeds from senior secured notes                                -                   105,000
Proceeds from issuance of common stock                          324                    52,797
Proceeds from issuance of preferred stock                         -                    14,572
Rollover investments and share repurchases                        -                  (125,219)
Assets held in trust                                              -                   (35,600)
Net payments to public warrant holders                            -                    (4,502)
Debt issuance costs                                               -                    (5,369)
Interest applied to assets held in trust                      5,052                      (560)
                                                        ------------              ------------
Net cash provided by financing activities                    78,920                     1,588
                                                        ------------              ------------
Net increase (decrease) in cash and cash equivalents         (7,750)                    1,289
Cash and cash equivalents at beginning of period             10,192                     8,035
                                                        ------------              ------------
Cash and cash equivalents at end of period               $    2,442                $    9,324
                                                        ============              ============

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

            BPC Holding Corporation and Subsidiaries

           Notes to Consolidated Financial Statements
                           (Unaudited)

1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of BPC Holding Corporation and its subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full fiscal year. The accompanying financial statements include the results of BPC Holding Corporation ("Holding") and its wholly-owned subsidiary, Berry Plastics Corporation ("Berry"), and its wholly-owned subsidiaries: Venture Packaging, Inc., Venture Packaging Midwest, Inc., Venture Packaging Southeast, Inc., PackerWare Corporation, Berry Iowa Corporation, Berry Tri-Plas Corporation, Berry Sterling Corporation, Berry Plastics Design Corporation, and AeroCon, Inc. For further information, refer to the consolidated financial statements and footnotes thereto included in Holding's and Berry's Form 10-K's filed with the Securities and Exchange Commission for the year ended December 28, 1996 and information included in Holding's Form S-4 filed with the Securities and Exchange Commission on August 28, 1996.


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


4.  ACQUISITIONS

On January 17, 1997, Berry acquired substantially all of the assets and assumed certain liabilities of
Container Industries, Inc. ("Container Industries") of Pacoima, California for $2.9 million. The purchase was funded out of operating funds. The operations of Container Industries are included in Berry's operations from the acquisition date using the purchase method of accounting.

On January 21, 1997, Berry acquired the outstanding common stock of PackerWare Corporation ("PackerWare"), a Kansas corporation, for aggregate consideration of approximately $28.2 million and merged PackerWare with a newly-formed, wholly-owned subsidiary of Berry (with PackerWare being the surviving corporation). The purchase was primarily financed through the New Credit Facility (see Note 5). The operations of PackerWare are included in Berry's operations from the acquisition date using the purchase method of accounting.

On May 13, 1997, Berry Plastics Design Corporation, a newly-formed wholly-owned subsidiary of Berry, acquired substantially all of the assets and assumed certain liabilities of Virginia Design Packaging Corp. ("Virginia Design") for approximately $11.1 million. The purchase was financed through the New Credit Facility (see Note 5). The operations of Berry Plastics Design Corporation are included in Berry's operations from the acquisition date using the purchase method of accounting.

On August 29, 1997, Berry acquired the outstanding common stock of Venture Packaging, Inc. ("Venture Packaging"), for aggregate consideration of $43.6 million and merged Venture Packaging with a newly formed, wholly-owned subsidiary of Berry (with Venture Packaging being the surviving corporation). The purchase was primarily financed through the New Credit Facility (see Note 5). The operations of Venture Packaging are included in Berry's operations from the acquisition date using the purchase method of accounting. In addition, preferred stock and warrants were issued to certain shareholders of Venture Packaging (see Note 7).

The pro forma results listed below are unaudited and reflect purchase accounting adjustments assuming the Container Industries, PackerWare, Virginia Design and Venture Packaging acquisitions occurred on December 31, 1995.


                                  THIRTEEN WEEKS ENDED                     THIRTY-NINE WEEKS ENDED
                        ----------------------------------------------------------------------------
                        SEPTEMBER 27,         SEPTEMBER 26,        SEPTEMBER 27,      SEPTEMBER 26,
                              1997                 1996                1997                1996
                        ---------------    -----------------     ---------------    ---------------
                                                             (In thousands)

Net sales                  $ 66,110          $  66,304                $  199,294      $  193,196
Loss before income taxes     (4,268)            (2,630)                  (11,431)         (5,613)
Net loss                     (4,326)            (2,663)                  (11,582)         (5,755)

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

5. REFINANCING OF REVOLVING CREDIT FACILITY

Concurrent with the acquisition of PackerWare (see Note 4), Berry entered into a financing and security agreement with NationsBank, N.A. for a senior secured line of credit in an aggregate principal amount of $60.0 million (the "New Credit Facility"). As a result of the acquisition of assets of Virginia Design and the acquisition of Venture Packaging, the New Credit Facility was amended and increased to $128.2 million. The indebtedness under the New Credit Facility is guaranteed by Holding and Berry's subsidiaries. The New Credit Facility replaced the facility previously provided by Fleet Capital Corporation.

The New Credit Facility, including the financing for Virginia Design and Venture Packaging, provides Berry with a $50.0 million revolving line of credit, subject to a borrowing base formula, $58.3 million in term loan facilities and a $18.9 million standby letter of credit to support Berry's and its subsidiaries' obligations under the Nevada and Iowa Industrial Revenue Bonds. Berry borrowed all amounts available under the term loans and the remaining under the revolving line of credit to finance the PackerWare, Virginia Design and Venture Packaging acquisitions.

The New Credit Facility matures January 21, 2002 unless previously terminated by Berry or by the lenders upon an Event of Default as defined in the New Credit Facility. Interest on borrowings on the New Credit Facility will be based on the lender's base rate plus 1.0% or LIBOR plus 2.0%, at Berry's option.

6. LONG-TERM DEBT

Long-term debt consists of the following:

                                              SEPTEMBER 27,         DECEMBER 28,
                                                  1997                1996
                                             ------------------------------------
                                                       (In thousands)
Holding 12.50% Senior Secured Notes              $105,000           $105,000
Berry 12.25% Senior Subordinated Notes            100,000            100,000
Term loans                                         58,300                  -
Revolving line of credit                           19,016                  -
Nevada Industrial Revenue Bonds                     5,000              5,500
Iowa Industrial Revenue Bonds                       5,400              5,400
South Carolina Industrial Development Bonds         6,985                  -
Capital lease obligation                              608                785
Debt discount                                        (573)              (639)
                                              ------------        -----------
                                                  299,736            216,046
Less current portion of long-term debt              5,113                738
                                              ------------        -----------
                                                 $294,623           $215,308
                                              ============        ===========


The current portion of long-term debt is limited to $3.7 million of quarterly installments on the term loans, a $1.2 million repayment of the industrial bonds and the monthly principal payments related to a capital lease obligation. Berry also maintains the $50.0 million revolving line of credit with NationsBank, N.A. (see Note 5). Based on the borrowing formula as of September 27, 1997, Berry had approximately $16.7 million of additional available credit (excluding the borrowing capacity available due to Venture Packaging) under the NationsBank, N.A. credit line.


7. CHANGES IN OWNERS EQUITY

On August 29, 1997, Holding authorized the creation of 200,000 shares of Series B Cumulative Preferred Stock. In conjunction the Venture Packaging acquisition, these shares were issued to certain selling shareholders of Venture Packaging. The Preferred Stock has a stated value of $25 per share, and dividends accrue at a rate of 14.75% per annum and will accumulate until declared and paid. The Preferred Stock ranks junior to the Series A
Preferred Stock and prior to all other capital stock of Holding. In addition, Warrants to purchase 9,924 shares of Class B Non-Voting Common Stock at $108 per share were issued to the same selling shareholders of Venture Packaging.


8.  PATENT INFRINGEMENT LITIGATION

On April 25, 1996, in connection with the patent infringement lawsuit filed by Berry Sterling Corporation against Pescor Plastics, Inc., the United States District Court for the Eastern District of Virginia entered an order that held that Berry Sterling's patent for the design of a drink cup was not valid. On September 3, 1997, the United States Court of Appeals for the Federal Circuit overturned the lower court's order that the patent was not valid.

9.  BPC HOLDING CORPORATION SUMMARY FINANCIAL INFORMATION

The following summarizes financial information of BPC Holding Corporation exclusive of the operations of its wholly-owned operating subsidiary, Berry Plastics Corporation, and its subsidiaries.

                                         SEPTEMBER 27,        DECEMBER 28,
                                              1997                 1996
                                         ---------------      --------------
                                                     (In thousands)
BALANCE SHEETS
Current assets                             $     702             $    389
Investment in subsidiary                     (28,265)             (29,177)
Assets  held  in  trust  and  other
  noncurrent assets                           37,641               38,058
                                          -----------           ----------
Total assets                               $  10,078             $  9,270
                                          ===========           ==========

Current liabilities                        $   4,124             $    704
Noncurrent liabilities                       107,873              106,116
Stockholders' equity (deficit)              (101,919)             (97,550)
                                          -----------           ----------
Total liabilities and stockholders'
  equity (deficit)                         $  10,078             $  9,270
                                          ===========           ==========



                                       THIRTEEN WEEKS ENDED                   THIRTY-NINE WEEKS ENDED
                                ----------------------------------     -------------------------------------
                                 SEPTEMBER 27,      SEPTEMBER 28,          SEPTEMBER 27,      SEPTEMBER 28,
                                     1997              1996                    1997              1996
                                ---------------     --------------     ------------------     --------------
                                         (In thousands)                            (In thousands)
STATEMENTS OF OPERATIONS
Operating expenses             $     73              $     80             $     219              $   3,231
Interest expense, net             3,032                 2,944                 8,800                  3,330
Loss  before income taxes and
  equity  in earnings  of
  subsidiary                     (3,105)               (3,025)               (9,019)                (6,562)

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


RESULTS OF OPERATIONS

13 WEEKS ENDED SEPTEMBER 27, 1997 (THE "QUARTER")
COMPARED TO 13 WEEKS ENDED SEPTEMBER 28, 1996 (THE "PRIOR QUARTER")

      NET SALES. Net sales increased $19.0 million, or 48%, to $58.8 million for the Quarter from $39.8 million for the Prior Quarter. There was no significant change in net selling prices from the Prior Quarter. The increase in net sales was attributed to a combination of the addition of PackerWare, Virginia Design, and Venture Packaging net sales of an aggregate of $11.8 million, lower overcap sales of $1.5 million, higher drink cup sales of $1.7 million (excluding PackerWare) and higher container sales of $5.7 million. Sales of custom products were $1.3 million higher than the Prior Quarter.

      GROSS MARGIN. Gross margin increased by $1.5 million to $11.9 million for the Quarter from $10.4 million for the Prior Quarter. This increase of 14% included the combined impact of the PackerWare, Virginia Design and Venture Packaging sales volume. Gross margin as a percent of sales decreased to 20.2% of net sales for the Quarter from 26.1% of net sales in the Prior Quarter mainly due to the addition of lower margin business from PackerWare, Virginia Design and Venture Packaging and higher sales of lower margin products compared to sales of similar products in the Prior Quarter.

      OPERATING EXPENSES. Selling expenses increased by $1.2 million to $3.0 million for the Quarter from $1.8 million for the Prior Quarter principally as a result of the acquisitions of PackerWare, Venture Packaging and Virginia Design and increased product development and marketing expenses. General and administrative expenses of $2.9 million for the Quarter were slightly higher than the $2.8 million for the Prior Quarter. Other operating expenses of $1.0 million include business transition expenses associated with the acquisitions mentioned above.

      INTEREST EXPENSE. Interest expense increased $1.2 million to $8.1 million for the Quarter compared to $6.9 million for the Prior Quarter due to increased borrowings related to the acquisitions of PackerWare, Venture Packaging and Virginia Design under the New Credit Facility.

      INCOME TAX. For the Quarter, the Company recorded state income tax expense of $0.1 million compared to an income tax benefit of $0.2 million for the Prior Quarter. The Company continues to operate in a net operating loss carryforward position for Federal income tax purposes.

      NET LOSS AND EBITDA. Net loss for the Quarter of $3.6 million increased $2.8 million from net loss of $0.8 million for the Prior Quarter for the reasons discussed above. EBITDA, defined as income before taxes, interest, depreciation, amortization, loss (gain) on disposal of property and equipment, write-off of deferred acquisition costs, write-off of financing fees, one-time transition expenses related to acquisitions by the Company, the shutdown of the Winchester, Virginia facility and expenses related to the Transaction, was $10.0 million for the Quarter compared to $8.8 million for the Prior Quarter.


39 Weeks Ended September 27, 1997 ("YTD")
Compared to 39 Weeks Ended September 28, 1996 ("prior YTD")

      NET SALES. Net sales increased $51.0 million, or 45%, to $164.7 million YTD from $113.7 million for the prior YTD, notwithstanding an approximate 2% increase in net selling price due mainly to the impact of cyclical adjustments in the price of plastic. Other increases in net sales were attributed to a combination of the addition of PackerWare, Virginia Design and Venture Packaging net sales of an aggregate of $36.8 million, higher drink cup sales of $4.5 million (excluding PackerWare drink cup net sales), higher container sales of $8.2 million and higher custom molded products of $1.5 million.

      GROSS MARGIN. Gross margin increased by $3.9 million to $35.7 million YTD from $31.8 million for the prior YTD. This increase in gross margin included $5.1 million from the PackerWare, Virginia Design and Venture Packaging acquisitions, offset by a decrease of approximately $2.0 million resulting from the cyclical impact of higher raw material costs compared to the prior YTD and suppressed market prices in both the container and drink cup product lines. Gross margin as a percent of sales on sales resulting from the PackerWare, Virginia Design and Venture Packaging acquisitions of 13.9% YTD was substantially lower than gross margin as a percent of sales of 23.9% on non-acquisition related sales.

      OPERATING EXPENSES. Selling expenses increased by $2.8 million to $8.0 million YTD from $5.2 million for the prior YTD including $2.1 million as a result of the acquisitions of PackerWare, Venture Packaging and Virginia Design and $0.3 million due to increased product development and marketing expenses. General and administrative expenses decreased by $3.3 million to $8.6 million
YTD from $11.9 million for the prior YTD.   The  decrease  was primarily due to
prior year expenses relating to the Transaction of $3.1 million, including $2.5 million of deferred payments to certain holders of stock options (see Note 2),
and a decrease in patent and other litigation expenses of $0.5 million.   Other
YTD expense of $2.8 million included $0.8 million of costs associated with the shutdown of the Winchester, Virginia and Reno, Nevada facilities, $0.8 million associated with the transition of the PackerWare business, and $1.2 million resulting from the transition of both the Container Industries and Virginia
Design  acquisitions.   Prior  YTD  other  expenses  of  $0.6  million included
transition costs associated with the Tri-Plas and Sterling acquisitions.

      INTEREST EXPENSE. Interest expense increased $9.3 million to $23.7 million YTD compared to $14.4 million for the prior YTD due to the issuance of the Senior Secured Notes in June 1996 (see Note 3) and borrowings under the New Credit Facility (see Note 5).

      INCOME TAX.  The Company recorded income tax expense  of  less  than $0.2
million  YTD.   The  Company  continues  to  operate  in  a  net operating loss carryforward position for Federal income tax purposes.

      NET LOSS AND EBITDA. Net loss YTD of $8.2 million increased $7.7 million from net loss of $0.5 million for the prior YTD for the reasons discussed above. EBITDA, defined as income before taxes, interest, depreciation, amortization, loss (gain) on disposal of property and equipment, write-off of deferred acquisition costs, one-time transition expenses related to acquisitions made by the Company, the shutdown of the Winchester, Virginia facility and expenses related to the Transaction, was $29.5 million YTD compared to $25.5 million for the prior YTD.

LIQUIDITY AND SOURCES OF CAPITAL

Net cash provided by operating activities was $1.9 million through the thirty-nine week period ended September 27, 1997, a decrease of $8.2 million from the comparable prior year period. This change includes a reduction in accounts payable of approximately $3.5 million resulting from a discounting program with a key supplier and other working capital changes (defined as accounts receivable, inventories, prepaid expenses, other receivables, accounts payable and accrued expenses) of approximately $2.0 million associated with the significant increase in the Company's net sales.

Capital spending of $8.8 million included $5.1 million for molds and molding machines, $0.4 million for printing-related equipment, and $3.3 million for building and accessory equipment. Additionally, Berry purchased PackerWare, Venture Packaging, Container Industries and Virginia Design (see Note 4). Berry currently intends to finance capital spending through cash flow from operations, existing cash balances, and cash available under the NationsBank revolving credit agreement.

At September 27, 1997, the Company's cash balance was $2.4 million, and Berry had unused borrowing capacity (excluding the borrowing capacity available due to Venture Packaging) under the New Credit Facility's borrowing base of approximately $16.7 million.

      PART II.  OTHER INFORMATION


     ITEM 2 (C). CHANGES IN SECURITIES AND USE OF PROCEEDS

              On August 1, 1997 Holding issued 3,009 shares of its Class B Non-Voting Common Stock, $.01 par value, to 19 members of management of Berry at $108.00 per share, for aggregate proceeds of $324,972 (the "Employee Stock"). There was no underwriter for
              the securities.   The
              securities were privately issued pursuant to the exemption from registration granted under Rule 505 ("Rule 505") of Regulation D promulgated under the Securities Act of 1933, as amended. The offering was made to less than 35 non-accredited investors, the offering was less than $5,000,000, no general solicitation was made and the issuer complied with the provisions of Rule 502 of Regulation D, including the disclosure requirements thereunder.

              On August 29, 1997, in connection with the acquisition by Berry of Venture Packaging, Inc. and its subsidiaries, Holding issued to certain of the selling shareholders of Venture Packaging as partial consideration for the sale of stock of Venture Packaging an aggregate of (i) 200,000 shares of Series B Cumulative
              Preferred Stock, $.01 par value, of Holding (the "Preferred Stock"), and (ii) warrants to purchase 9,924 shares of Holding's Class B Non-Voting Common Stock at an exercise price of $108.00 per share (the "Warrants"). The Preferred Stock is not convertible into common stock of Holding, and it has an aggregate liquidation preference of $5,000,000. The Preferred Stock and the Warrants were each privately issued pursuant to the exemption from registration under Rule 505, as there were only two offerees, no general solicitation was made, and the issuer complied with the provisions of Rule 502.

              The Employee Stock was issued for cash, and the Preferred Stock and Warrants were issued in consideration for the stock of the target company. The Employee Stock was issued to provide an incentive for management employees, and the Preferred Stock and Warrants related to the acquisition of a company. As stated above, the Preferred Stock is not convertible into common stock.

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

              (a) Exhibits:

                 None

              (b) Reports on Form 8-K:

                 A report on Form 8-K was filed by Holding on September 15,1997. Under Item 2 on Form 8-K, Acquisition or Disposition of
                 Assets,  Holding reported the  consummation   of  the  Venture
                 Packaging acquisition. No financial statements were included in the Form 8-K.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                BPC Holding Corporation


November 12, 1997



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