Form 10-Q/A
period 1997-09-27
BPC HOLDING CORP
filed 1997-11-14
CIK 919465

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

                                FORM 10-Q/A

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

                                FORM 10-Q/A INDEX

                 FOR QUARTERLY PERIOD ENDED SEPTEMBER 27, 1997




                                                          PAGE NO.
                                                          --------
Part I. Financial Information

      Item 1. Financial Statements
              Consolidated Balance Sheets                      3
              Consolidated Statements of Operations            5
              Consolidated Statement of Changes in
                Stockholders' Equity (Deficit)                 6
              Consolidated Statements of Cash Flows            7
              Notes to Consolidated Financial Statements       8

SIGNATURE                                                     14

PART 1.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                   BPC Holding Corporation and Subsidiaries
                          Consolidated Balance Sheets
                           (In Thousands of Dollars)

                                                  SEPTEMBER 27,          DECEMBER 28,
                                                      1997                  1996
                                                 --------------         --------------
                                                   (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents                         $  2,442               $ 10,192
  Accounts receivable (less
    allowance for doubtful
    accounts of $1,193 and $618)                      34,770                 17,642
  Inventories:
    Finished goods                                    20,151                  9,100
    Raw materials and supplies                         6,835                  3,945
    Custom molds                                       2,355                    562
                                                  -----------            -----------
                                                      29,341                 13,607
  Prepaid expenses and other receivables               1,795                    957
  Income taxes recoverable                                36                    436
                                                  -----------            -----------
Total current assets                                  68,384                 42,834

Assets held in trust                                  25,136                 30,188

Property and equipment:
  Land                                                 5,776                  4,598
  Buildings and improvements                          32,307                 18,290
  Machinery, equipment and tooling                   124,932                 79,043
  Automobiles and trucks                               1,139                    639
  Construction in progress                             6,679                  3,476
                                                  -----------            -----------
                                                     170,833                106,046
  Less accumulated depreciation                       61,413                 50,382
                                                  -----------            -----------
                                                     109,420                 55,664

Intangible assets:
  Excess of cost over net assets acquired             30,702                  4,273
  Deferred financing and origination fees             11,209                  9,912
  Covenants not to compete                             2,367                     40
  Deferred acquisition costs                             355                    527
                                                  -----------            -----------
                                                      44,633                 14,752
Deferred income taxes                                  2,003                  2,003
Other                                                  1,332                    357
                                                  -----------            -----------
Total assets                                        $250,908               $145,798
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
  Loss (gain) on disposal of
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
                                       =============================================================================


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

             BPC Holding Corporation and Subsidiaries
    Consolidated Statement of Changes in Stockholders' Equity (Deficit)
                           (In Thousands of Dollars)
                                  (Unaudited)


                              COMMON STOCK ISSUED       PREFERRED STOCK            ADDITIONAL              RETAINED
                           --------------------------- ----------------- TREASURY    PAID-IN                 EARNINGS
                           CLASS A   CLASS B  CLASS C   CLASS A CLASS B   STOCK      CAPITAL    WARRANTS    (DEFICIT)      TOTAL
                           -----------------------------------------------------------------------------------------------------
Bal at Dec. 28, 1996       $  4      $  2      $ -     $11,216  $     -  $  (22)    $51,681    $ 3,511    $(163,942)  $  (97,550)
Net loss                      -         -        -           -        -       -           -          -       (8,156)      (8,156)
Accrued dividends on
  preferred stock             -         -        -           -        -       -      (1,757)         -            -       (1,757)
Amortization of
  preferred stock
  discount                    -         -        -         219        -       -           -          -            -          219
Common stock
  issued                      -         -        -           -                -         325          -            -          325
Preferred stock
  issued                      -         -        -           -    5,000       -           -          -            -        5,000
                          -------------------------------------------------------------------------------------------------------
Bal at Sept. 27, 1997      $  4      $  2      $ -     $11,435  $ 5,000  $  (22)   $ 50,249    $ 3,511    $(172,098)   $(101,919)
                          =======================================================================================================


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  BPC HOLDING CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In Thousands of Dollars)

                                                                 THIRTY-NINE WEEKS ENDED
                                                     ------------------------------------------------
                                                      SEPTEMBER 27, 1997          SEPTEMBER 28, 1996
                                                     ------------------------------------------------
                                                                        (UNAUDITED)
OPERATING ACTIVITIES
Net loss                                                 $  (8,156)                  $  (537)
Adjustments to reconcile net loss
  to net cash provided by
  operating activities:
    Depreciation and amortization                            12,622                     8,223
    Non-cash interest expense                                 1,139                       846
    Write off of financing fees                                 390                         -
    Non-cash compensation                                         -                       358
    Loss (gain) on sale of property and equipment                89                       (23)
    Deferred income taxes                                         -                        18
    Changes in operating assets and liabilities:
      Accounts receivable, net                               (8,724)                   (4,869)
      Inventories                                             2,883                    (2,529)
      Prepaid expenses and other receivables                    (83)                      (64)
      Accounts payable and accrued expenses                   1,537                     8,644
      Other assets                                              209                        (5)
                                                        ------------              ------------
Net cash provided by operating activities                     1,906                    10,062


INVESTING ACTIVITIES
Additions to property and equipment                          (8,795)                   (9,614)
Proceeds from disposal of property and equipment              1,092                        43
Purchase of PackerWare Corporation                          (28,190)                        -
Purchase of Container Industries, Inc.                       (2,879)                        -
Purchase of Virginia Design Packaging Corp.                 (11,129)                        -
Purchase of Venture Packaging, Inc.                         (38,675)                        -
Purchase of the Alpha drink cup product line                      -                      (790)
                                                        ------------              ------------
Net cash used for investing activities                      (88,576)                  (10,361)


FINANCING ACTIVITIES
Proceeds from term loan borrowings                           60,280                         -
Proceeds from borrowings on revolving line of credit         19,016                         -
Payments on long-term borrowings                             (2,815)                     (500)
Payment of refinancing fees                                  (1,971)                        -
Payment of bond consent fee                                    (790)                        -
Payment on capital lease                                       (176)                     (161)
Exercise of management stock options                              -                     1,130
Proceeds from senior secured notes                                -                   105,000
Proceeds from issuance of common stock                          324                    52,797
Proceeds from issuance of preferred stock and warrants            -                    14,572
Rollover investments and share repurchases                        -                  (125,219)
Assets held in trust                                              -                   (35,600)
Net payments to public warrant holders                            -                    (4,502)
Debt issuance costs                                               -                    (5,369)
Interest applied to assets held in trust                      5,052                      (560)
                                                        ------------              ------------
Net cash provided by financing activities                    78,920                     1,588
                                                        ------------              ------------
Net increase (decrease) in cash and cash equivalents         (7,750)                    1,289
Cash and cash equivalents at beginning of period             10,192                     8,035
                                                        ------------              ------------
Cash and cash equivalents at end of period               $    2,442                $    9,324
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


                                  THIRTEEN WEEKS ENDED                     THIRTY-NINE WEEKS ENDED
                        ----------------------------------------------------------------------------
                        SEPTEMBER 27,         SEPTEMBER 28,        SEPTEMBER 27,      SEPTEMBER 28,
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

                                         SEPTEMBER 27,        DECEMBER 28,
                                              1997                 1996
                                         ---------------      --------------
                                                     (In thousands)
BALANCE SHEETS
Current assets                             $     702             $    389
Investment in subsidiary                     (28,265)             (29,177)
Assets  held  in  trust  and  other
  noncurrent assets                           37,641               38,058
                                          -----------           ----------
Total assets                               $  10,078             $  9,270
                                          ===========           ==========

Current liabilities                        $   4,124             $    704
Noncurrent liabilities                       107,873              106,116
Stockholders' equity (deficit)              (101,919)             (97,550)
                                          -----------           ----------
Total liabilities and stockholders'
  equity (deficit)                         $  10,078             $  9,270
                                          ===========           ==========



                                       THIRTEEN WEEKS ENDED                   THIRTY-NINE WEEKS ENDED
                                ----------------------------------     -------------------------------------
                                 SEPTEMBER 27,      SEPTEMBER 28,          SEPTEMBER 27,      SEPTEMBER 28,
                                     1997              1996                    1997              1996
                                ---------------     --------------     ------------------     --------------
                                         (In thousands)                            (In thousands)
STATEMENTS OF OPERATIONS
Operating expenses             $     73              $     81             $     219              $   3,232
Interest expense, net             3,032                 2,944                 8,800                  3,330
Loss  before income taxes and
  equity  in earnings  of
  subsidiary                     (3,105)               (3,025)               (9,019)                (6,562)

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                BPC Holding Corporation


November 14, 1997



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