Form 10-Q
period 1998-06-27
BPC HOLDING CORP
filed 1998-08-11
CIK 919465

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

                                FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 1998

                                      or

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

                                       Number of Shares Outstanding
     COMMON STOCK                        AS OF JUNE 28, 1998
-----------------------------------------------------------------------------
     Class A - Voting - $.01 Par Value         91,000
     Class A - Nonvoting - $.01 Par Value     259,000
     Class B - Voting - $.01 Par Value        144,936
     Class B - Nonvoting - $.01 Par Value      57,387
     Class C - Nonvoting - $.01 Par Value      16,960

                   BPC HOLDING CORPORATION AND SUBSIDIARIES

                                FORM 10-Q INDEX

                   FOR QUARTERLY PERIOD ENDED JUNE 27, 1998




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

    PART 1.  FINANCIAL INFORMATION
    Item 1.  Financial Statements

                        BPC Holding Corporation and Subsidiaries
                               Consolidated Balance Sheets
                                (In Thousands of Dollars)

                                                    JUNE 27,             DECEMBER 27,
                                                      1998                  1997
                                                 --------------         --------------
                                                  (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents                         $  2,680               $  2,688
  Accounts  receivable (less allowance
  for doubtful accounts of  $993  at June 27,
  1998 and $1,038 at December 27, 1997)               33,951                 28,385

  Inventories:
  Finished goods                                      20,639                 22,029
  Raw materials and supplies                           6,869                  7,429
                                                 --------------         --------------
                                                      27,508                 29,458
  Prepaid expenses and other receivables               2,110                  1,834
  Income taxes recoverable                               355                  1,167
                                                 --------------         --------------
 Total current assets                                 66,604                 63,532

 Assets held in trust                                 13,345                 19,738

 Property and equipment:
   Land                                                6,157                  5,811
   Buildings and improvements                         34,449                 33,891
   Machinery, equipment and tooling                  128,912                122,991
   Automobiles and trucks                              1,272                  1,241
   Construction in progress                            8,545                 10,357
                                                 --------------         --------------
                                                     179,335                174,291
   Less accumulated depreciation                      74,075                 66,073
                                                 --------------         --------------
                                                     105,260                108,218
 Intangible assets:
   Deferred financing and origination fees, net       10,056                 10,849
   Covenants not to compete, net                       3,867                  3,940
   Excess of cost over net assets acquired, net       29,080                 30,303
   Deferred acquisition costs                             77                     13
                                                 --------------         --------------
                                                      43,080                 45,105
 Deferred income taxes                                 2,049                  2,049
 Other                                                   833                    802
                                                 --------------         --------------
Total assets                                        $231,171               $239,444
                                                 ==============         ==============

                   BPC Holding Corporation and Subsidiaries
                    Consolidated Balance Sheets (continued)
                           (In Thousands of Dollars)

                                                    JUNE 27,             DECEMBER 27,
                                                      1998                   1997
                                                 --------------         --------------
                                                   (UNAUDITED)
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable                               $    15,746              $  16,732
  Accrued expenses and other liabilities               7,536                  7,162
  Accrued interest                                     3,525                  3,612
  Employee compensation and payroll taxes              8,569                  7,489
  Income taxes                                           152                     55
  Current portion of long-term debt                   12,313                  7,619
                                                 --------------         --------------
Total current liabilities                             47,841                 42,669

Long-term debt, less current portion                 287,542                298,716
Accrued dividends on preferred stock                   5,457                  3,674
Other liabilities                                      2,894                  3,360
                                                 --------------         --------------
                                                     343,734                348,419
Stockholders' equity (deficit):
  Class   A   Preferred  Stock;  800,000  shares
   authorized;   600,000    shares    issued   and
   outstanding (net of discount of $2,917  at June    11,655                 11,509
   27, 1998 and $3,062 at December 27, 1997)
  Class   B   Preferred  Stock;  200,000  shares
   authorized, issued and outstanding                  5,000                  5,000
  Class A Common Stock; $.01 par value:
   Voting;  500,000   shares  authorized;  91,000
   shares issued and outstanding                           1                      1
   Nonvoting; 500,000 shares  authorized; 259,000
   shares issued and outstanding                           3                      3
  Class B Common Stock; $.01 par value:
   Voting;  500,000  shares  authorized;  144,936
   shares issued and outstanding                           1                      1
   Nonvoting;  500,000  shares authorized; 57,387
   shares issued and outstanding                           1                      1
  Class C Common Stock; $.01 par value:
   Nonvoting; 500,000 shares  authorized;  16,960
   shares issued and outstanding                           -                      -
   Treasury stock:  726 shares                           (81)                   (22)
   Additional paid-in capital                         47,445                 49,374
   Warrants                                            3,511                  3,511
   Retained earnings (deficit)                      (180,099)              (178,353)
                                                 --------------         --------------
Total stockholders' equity (deficit)                (112,563)              (108,975)
                                                 --------------         --------------
Total liabilities  and  stockholders'
    equity (deficit)                               $ 231,171              $ 239,444
                                                 ==============         ==============

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                   BPC Holding Corporation and Subsidiaries
                     Consolidated Statements of Operations
                           (In Thousands of Dollars)

                                                 THIRTEEN WEEKS ENDED                 TWENTY-SIX WEEKS ENDED
                                       ----------------------------------------------------------------------------
                                          JUNE 27,           JUNE 28,             JUNE 27,            JUNE 28,
                                            1998              1997                  1998                1997
                                       ----------------------------------------------------------------------------
                                                   (UNAUDITED)                              (UNAUDITED)
   Net sales                              $69,586              $56,929             $136,317            $105,936
   Cost of goods sold                      50,768               43,771              100,016              82,167
                                       ----------------------------------------------------------------------------
   Gross margin                            18,818               13,158               36,301              23,769
   Operating expenses:
     Selling                                3,487                2,737                7,112               5,094
     General and administrative             4,400                3,120                8,799               5,725
     Research and development                 347                  366                  743                 602
     Amortization of intangibles              828                  346                1,708                 624
     Other                                  1,230                  910                2,363               1,741
                                       ----------------------------------------------------------------------------
  Operating income                          8,526                5,679               15,576               9,983

  Other income and expense:
     Loss on disposal of property and
     equipment                                297                   90                  430                  90
                                       ----------------------------------------------------------------------------
  Income  before interest and income        8,229                5,589               15,146               9,893
  taxes
     Interest:
     Expense                               (8,776)              (7,742)             (17,441)            (15,550)
     Income                                   337                  709                  575               1,156
                                       ----------------------------------------------------------------------------
  Loss before income taxes                   (210)              (1,444)              (1,720)             (4,501)
  Income tax expense                           13                  564                   26                  92
                                       ----------------------------------------------------------------------------
  Net loss                                   (223)              (2,008)              (1,746)             (4,593)

 Preferred stock dividends                   (869)                (524)              (1,783)             (1,048)
                                       ----------------------------------------------------------------------------
 Net loss attributable to common
 stockholders                            $ (1,092)            $ (2,532)            $ (3,529)           $ (5,641)
                                       ============================================================================


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

              BPC Holding Corporation and Subsidiaries
     Consolidated Statement of Changes in Stockholders' Equity (Deficit)
                        (In Thousands of Dollars)
                                (Unaudited)


                                    COMMON STOCK     PREFERRED
                                                       STOCK
                                 ----------------- --------------         ADDITIONAL            RETAINED
                                 CLASS CLASS CLASS   CLASS CLASS TREASURY   PAID-IN             EARNINGS
                                    A     B     C      A     B     STOCK    CAPITAL  WARRANTS   (DEFICIT)    TOTAL
                                 ----- ----- ----- ------- ------ ------- ---------- --------  ---------- ----------
Balance at December 27, 1997     $ 4   $ 2   $ -   $11,509 $5,000  $ (22)  $ 49,374  $ 3,511    $(178,353) $(108,975)
Net loss                           -     -     -         -      -      -          -        -       (1,746)    (1,746)
Accrued  dividends on
  preferred stock                  -     -     -         -      -      -     (1,783)       -            -     (1,783)
Purchase treasury stock
  from management                  -     -     -         -      -    (59)         -        -            -        (59)
Amortization of preferred
  stock discount                   -     -     -       146      -      -       (146)       -            -          -
Balance at June 27, 1998         $ 4   $ 2   $ -   $11,655 $5,000  $ (81)  $ 47,445  $ 3,511    $(180,099) $(112,563)






SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                 BPC Holding Corporation and Subsidiaries
                   Consolidated Statements of Cash Flows
                         (In Thousands of Dollars)

                                                                   TWENTY-SIX WEEKS ENDED
                                                     ------------------------------------------------
                                                        JUNE 27,                     JUNE 28,
                                                          1998                         1997
                                                     ------------------------------------------------
                                                                      (UNAUDITED)
OPERATING ACTIVITIES
Net loss                                                  $  (1,746)                $  (4,593)
Adjustments to reconcile net loss to net cash
provided by
operating activities:
  Depreciation                                               10,075                     7,249
  Non-cash interest expense                                     884                       739
  Amortization                                                1,708                       624
  Interest applied to assets held in trust                    6,393                     5,459
  Loss on sale of property and equipment                        430                        90
  Deferred income taxes                                           -                       (20)
  Changes in operating assets and liabilities:
    Accounts receivable, net                                 (5,565)                   (8,833)
    Inventories                                               1,950                     2,492
    Prepaid expenses and other receivables                      534                       (96)
    Accounts payable and accrued expenses                      (114)                   (1,368)
    Other assets                                               (169)                      554
                                                        ------------              ------------
Net cash provided by operating activities                    14,380                     2,297

INVESTING ACTIVITIES
Additions to property and equipment                          (7,853)                   (4,801)
Proceeds from disposal of property and equipment                 95                     1,060
Acquisitions of businesses                                        -                   (44,767)
                                                        ------------              ------------
Net cash used for investing activities                       (7,759)                  (48,508)

FINANCING ACTIVITIES
Proceeds from borrowings                                          -                    40,807
Payments on long-term borrowings                             (6,397)                   (1,250)
Payments on capital lease                                      (127)                     (116)
Payment of refinancing fees                                     (46)                   (1,184)
Payment of bond consent fee                                       -                      (737)
Purchase of stock from management                               (59)                        -
                                                        ------------              ------------
Net cash provided by (used for) financing
activities                                                   (6,629)                   37,520
                                                        ------------              ------------
Net decrease in cash and cash equivalents                        (8)                   (8,691)
Cash and cash equivalents at beginning of period              2,688                    10,192
                                                        ------------              ------------
Cash and cash equivalents at end of period               $    2,680                $    1,501
                                                        ============              ============


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

             BPC Holding Corporation and Subsidiaries

            Notes to Consolidated Financial Statements
                           (Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of BPC Holding Corporation and its subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full fiscal year. The accompanying financial statements include the results of BPC Holding Corporation ("Holding") and its wholly-owned subsidiary, Berry Plastics Corporation ("Berry"), and its wholly-owned subsidiaries: Venture Packaging, Inc. ("Venture Packaging"), Venture Packaging Midwest, Inc., Venture Packaging Southeast, Inc., PackerWare Corporation, Berry Iowa Corporation, Berry Tri-Plas Corporation, Berry Sterling Corporation, Berry Plastics Design Corporation ("Berry Design"), and AeroCon, Inc. For further information, refer to the consolidated financial statements and footnotes thereto included in Holding's and Berry's Form 10-K's filed with the Securities and Exchange Commission for the year ended December 27, 1997.

Certain amounts on the 1997 financial statements have been reclassified to conform with the 1998 presentation.

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


                                THIRTEEN WEEKS ENDED         TWENTY-SIX WEEKS ENDED
                                    JUNE 28, 1997                 JUNE 28, 1997
                              ---------------------------------------------------------
                                                  (In Thousands)
Net sales                            $ 67,117                      $ 133,184
Loss before income taxes               (2,797)                        (7,164)
Net loss                               (3,361)                        (7,256)

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

3. LONG-TERM DEBT


Long-term debt consists of the following:

                                              JUNE 27,               DECEMBER 27,
                                                1998                     1997
                                           ----------------------------------------------
                                                         (In Thousands)

Holding 12.50% Senior Secured Notes            $105,000                $105,000
Berry 12.25% Senior Subordinated Notes          100,000                 100,000
Term loans                                       56,206                  58,300
Revolving line of credit                         22,187                  25,654
Nevada Industrial Revenue Bonds                   4,500                   5,000
Iowa Industrial Revenue Bonds                     5,400                   5,400
South Carolina Industrial Development Bonds       6,650                   6,985
Capital lease obligation                            420                     547
Debt discount                                      (508)                   (551)
                                           --------------           --------------
                                                299,855                 306,335
Less current portion of long-term debt           12,313                   7,619
                                           --------------           --------------
                                               $287,542                $298,716
                                           ==============           ==============

The current portion of long-term debt at June 27, 1998 consists of $10.6 million of quarterly installments on the term loans, $1.5 million of repayments on the industrial bonds and the monthly principal payments related to a capital lease obligation.

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

The Credit Facility provided the Company with a $50.0 million revolving line of credit, subject to a borrowing base formula, a $58.3 million term loan facility and an $18.9 million standby letter of credit facility to support Berry's and its subsidiaries' obligations under the Nevada and Iowa Industrial Revenue Bonds and the South Carolina Industrial Development Bonds. Berry borrowed all amounts available under the term loan facility to finance the PackerWare, Virginia Design and Venture Packaging acquisitions. Based on the borrowing formula as of June 27, 1998, Berry had approximately $19.4 million of additional available credit under the revolving line of credit.

3. LONG-TERM DEBT (CONTINUED)

The Credit Facility matures on January 21, 2002 unless previously terminated by Berry or by the lenders upon an Event of Default as defined in the Credit Agreement. The term loan facility requires periodic quarterly payments, varying in amount, through the maturity of the facility.

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

4. BPC HOLDING CORPORATION SUMMARY FINANCIAL INFORMATION (IN THOUSANDS)

The following summarizes parent company only unaudited financial information of Holding:

                                          JUNE 27, 1998          DECEMBER 27, 1997
                                      ----------------------------------------------
BALANCE SHEET
Current assets                                 $    673                $    708
Noncurrent assets                                (2,323)                   (499)
Current liabilities                                 456                     510
Noncurrent liabilities                          110,457                 108,674
Stockholders' equity (deficit)                 (112,563)               (108,975)


                                                 THIRTEEN WEEKS ENDED                 TWENTY-SIX WEEKS ENDED
                                       ----------------------------------------------------------------------------
                                          JUNE 27,           JUNE 28,             JUNE 27,            JUNE 28,
                                            1998              1997                  1998                1997
                                       ----------------------------------------------------------------------------
STATEMENT OF OPERATIONS
Net sales                                $      -             $      -             $      -            $      -
Cost of goods sold                              -                    -                    -                   -
  Loss before income taxes                 (3,098)              (2,823)              (6,292)             (5,915)
Equity    in    net   income   of           2,875                1,439                4,546               1,316
subsidiary
Preferred stock dividends                    (869)                (524)              (1,783)             (1,048)
  Net loss attributable to common
     stockholders                          (1,092)              (2,532)              (3,529)             (5,641)

5. RECENT ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board issued Statement No. 131, "Disclosure About Segments of an Enterprise and Related Information" (FAS 131). FAS 131 establishes requirements for reporting information about operating segments in annual and interim reports and is effective for the Company in 1998, but need not be applied to interim financial statements in the initial year of application. FAS 131 may require a change in the Company's financial reporting; however, the extent of the change, if any, has not been determined.

6. SUBSEQUENT TRANSACTION

On July 2, 1998, NIM Holdings Limited, a newly formed wholly-owned subsidiary of Berry and a company incorporated in England and Wales ("NIM Holdings"), acquired all of the outstanding capital stock of Norwich Injection Moulders Limited, a company incorporated in England and Wales ("NIM"), for aggregate consideration of approximately $14.0 million. The purchase was financed through an amendment to the Credit Facility to increase the amount of funds available thereunder.

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

RESULTS OF OPERATIONS

13 WEEKS ENDED JUNE 27, 1998 (THE "QUARTER")
COMPARED TO 13 WEEKS ENDED JUNE 28, 1997 (THE "PRIOR QUARTER")

      NET SALES. Net sales increased $12.7 million, or 22%, to $69.6 million for the Quarter from $56.9 million for the Prior Quarter with net selling prices relatively flat. The increase in net sales was primarily attributed to the addition of Venture Packaging with net sales of $10.5 million and increased non-Venture Packaging container net sales of $2.0 million.

      GROSS MARGIN. Gross margin increased by $5.6 million to $18.8 million for the Quarter from $13.2 million for the Prior Quarter. This increase of 43% includes the combined impact of added sales volume, productivity improvement initiatives, and the cyclical impact of lower raw material costs compared to the Prior Quarter.

      OPERATING EXPENSES. Selling expenses increased by $0.8 million to $3.5 million for the Quarter from $2.7 million for the Prior Quarter principally as a result of expanded sales coverage and increased product development and marketing expenses. General and administrative expenses increased from $3.1 million for the Prior Quarter to $4.4 million for the Quarter. The increase of $1.3 million is primarily attributable to increased patent litigation expenses and increased accrued employee profit sharing expense. During the Quarter, one-time transition expenses primarily related to the shutdown
of  the Anderson facility  was  $1.2  million.   In  the  Prior  Quarter,
one-time transition expenses for the PackerWare, Container Industries, and Virginia Design acquisitions were $0.9 million.

      INTEREST EXPENSE. Interest expense increased $1.0 million to $8.7 million for the Quarter compared to $7.7 million for the Prior Quarter primarily due to additional borrowings under the Credit Facility (see Note 3) to support the 1997 acquisitions (see Note 2).

      INCOME TAX.   For  the Quarter, the Company's income tax expense was
$0.1 million compared to an income tax expense of $0.6 million for the Prior Quarter. The Company continues to operate in a net operating loss carryforward position for Federal income tax purposes.

      NET LOSS AND EBITDA. Net loss for the Quarter of $0.2 million represented a favorable change of $1.8 million from the net loss of $2.0 million for the Prior Quarter for the reasons discussed above. EBITDA, defined as income before taxes, interest, depreciation, amortization, loss
(gain) on disposal of property and equipment, write-off of deferred acquisition costs, write-off of financing fees, and one-time transition expenses, was $15.7 million for the Quarter compared to $10.7 million for the Prior Quarter.

26 Weeks Ended June 27, 1998 ("YTD")
Compared to 26 Weeks Ended June 28, 1997 ("prior YTD")

      NET  SALES.   Net  sales  increased  $30.4  million,  or 29%, to $136.3
million for the YTD from $105.9 million for the prior YTD with an approximate 1% decrease in net selling prices due mainly to competitive market conditions. The increase in net sales can be primarily attributed to the addition of Venture Packaging with YTD net sales of $21.0 million and higher non-Venture Packaging container sales of $7.5 million.

      GROSS MARGIN. Gross margin increased by $12.5 million to $36.3 million for the YTD from $23.8 million for the prior YTD. This increase in gross
margin can be  attributed  to   the   combined  impact  of  sales  volume,
productivity improvement initiatives, and the cyclical impact of lower raw material costs.

      OPERATING EXPENSES. Selling expenses increased by $2.0 million to $7.1 million for the YTD from $5.1 million for the prior YTD principally as a result of expanded sales coverage related to the acquisition of Venture
Packaging, increased  product   development   and   marketing   expenses.
General and administrative expenses increased by $3.1 million to $8.8 million YTD from $5.7 million for the prior YTD. The increase of $3.1 million is primarily attributable to increased patent litigation expenses and increased accrued employee profit sharing expense. YTD one-time transition expenses include $1.4 million related to the shutdown of the Reno and Anderson facilities and $1.0 million related to the 1997 acquisitions. One-time transition expenses for prior YTD were $1.4 million related to the PackerWare, Container Industries, and Virginia Design acquisitions and
$0.3 million related to the Winchester plant consolidation.

      INTEREST EXPENSE. Interest expense increased $1.8 million to $17.4 million for the YTD compared to $15.6 million for the prior YTD primarily due to additional borrowings under the Credit Facility (see Note 3) to support the 1997 acquisitions (see Note 2).

      INCOME TAX. The Company's income tax expense was $0.1 million for the YTD compared to an income tax expense of $0.1 million in the prior YTD. The Company continues to operate in a net operating loss carryforward position for Federal income tax purposes.

      NET LOSS AND EBITDA.   Net loss for the YTD  of $1.7 million improved
$2.9 million  from  a  net loss of $4.6 million for the prior YTD for the
reasons discussed  above.   EBITDA,   defined   as  income  before  taxes,
interest, depreciation,  amortization,  loss  (gain)  on   disposal   of
property and equipment, write-off of deferred acquisition costs, write-off of financing fees, and one-time transition expenses, was $29.6 million YTD compared to $19.6 million for the prior YTD.

LIQUIDITY AND SOURCES OF CAPITAL

Net cash provided by operating activities was $14.4 million for the YTD, an increase of $12.1 million from the prior YTD. The increase is primarily the result of improved operating performance with income before depreciation and amortization increasing $6.8 million from prior YTD.
Net working capital changes (defined as accounts receivable, inventories, prepaid expenses, other receivables, accounts payable and accrued expenses) also increased YTD cash $4.6 million from the prior YTD.

YTD capital spending of $7.9 million included $4.9 million for molds and machines, and $3.0 million for building and accessory equipment. Berry currently intends to finance future capital spending through cash flow from operations, existing cash balances, and cash available under the Credit Facility's revolving line of credit.

At June 27, 1998, the Company's cash balance was $2.7 million, and Berry had unused borrowing capacity under the Credit Facility's borrowing base of approximately $19.4 million.

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


                                BPC Holding Corporation


August 11, 1998



                             By:   /S/ JAMES M. KRATOCHVIL
                                James M. Kratochvil
                                Executive Vice President, Chief Financial
                                  Officer and Secretary of BPC Holding
                                  Corporation (Principal Financial and
                                  Accounting Officer)