Form 10-Q
period 1998-09-26
BPC HOLDING CORP
filed 1998-11-12
CIK 919465

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

                                FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 1998

                                      or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                      Number of Shares Outstanding
     COMMON STOCK                        AS OF SEPTEMBER 27, 1998
     Class A - Voting - $.01 Par Value         91,000
     Class A - Nonvoting - $.01 Par Value     259,000
     Class B - Voting - $.01 Par Value        144,936
     Class B - Nonvoting - $.01 Par Value      58,168
     Class C - Nonvoting - $.01 Par Value      16,960

                  BPC HOLDING CORPORATION AND SUBSIDIARIES

                              FORM 10-Q INDEX

               FOR QUARTERLY PERIOD ENDED SEPTEMBER 26, 1998




                                                          PAGE NO.
Part I. Financial Information

      Item 1. Financial Statements
            Consolidated Balance Sheets                        3
            Consolidated Statements of Operations              5
            Consolidated Statements of Cash Flows              6
            Notes to Consolidated Financial Statements         7


      Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations     13

PART II. OTHER INFORMATION

      Item 6. Exhibits and Reports on Form 8-K                17

SIGNATURE                                                     18
2

    PART I.  FINANCIAL INFORMATION
    Item 1.  Financial Statements

                               BPC Holding Corporation and Subsidiaries
                                     Consolidated Balance Sheets
                                      (In Thousands of Dollars)

                                                       SEPTEMBER 26,                    DECEMBER 27,
                                                           1998                             1997
                                                       (UNAUDITED)
    ASSETS
    Current assets:
    Cash and cash equivalents                          $  7,122                         $   2,688
    Accounts  receivable (less allowance for doubtful
    accounts of $844 at September 26, 1998 and $1,038
    at December 27, 1997)                                35,208                            28,385
    Inventories:
    Finished   goods                                     19,538                            22,029
    Raw materials and supplies                            6,885                             7,429
                                                        -------                           -------
                                                         26,423                            29,458
    Prepaid expenses and other receivables                2,427                             1,834
    Income taxes recoverable                                355                             1,167
                                                        -------                           -------
    Total current assets                                 71,535                            63,532

    Assets held in trust                                 13,121                            19,738
    Property and equipment:
    Land                                                  6,663                             5,811
    Buildings and improvements                           31,298                            33,891
    Machinery, equipment and tooling                    135,190                           122,991
    Automobiles and trucks                                1,341                             1,241
    Construction in progress                              9,052                            10,357
                                                        -------                           -------
                                                        183,544                           174,291
    Less accumulated depreciation                        78,980                            66,073
                                                        -------                           -------
                                                        104,564                           108,218
    Intangible assets:
    Deferred financing and origination fees, net         11,249                            10,849
    Covenants not to compete, net                         3,597                             3,940
    Excess of cost over net assets acquired, net         41,228                            30,303
    Deferred acquisition costs                              163                                13
                                                        -------                           -------
                                                         56,237                            45,105
    Deferred income taxes                                 2,049                             2,049
    Other                                                 1,015                               802
                                                        -------                           -------
    Total assets                                       $248,521                          $239,444
                                                        =======                           =======

                               BPC Holding Corporation and Subsidiaries
                                Consolidated Balance Sheets (continued)
                                    (In Thousands of Dollars)

                                                        SEPTEMBER 26,                   DECEMBER 27,
                                                            1998                            1997
                                                     (UNAUDITED)
    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
    Current liabilities:
     Accounts payable                               $  17,383                        $  16,732
     Accrued expenses and other liabilities            10,005                           7,162
     Accrued interest                                  10,020                           3,612
     Employee compensation and payroll taxes           10,680                           7,489
     Income taxes                                         147                              55
     Current portion of long-term debt                 18,280                           7,619
                                                      -------                         -------
    Total current liabilities                          66,515                          42,669

    Long-term debt, less current portion              290,111                         298,716
    Accrued dividends on preferred stock                6,294                           3,674
    Other liabilities                                     679                           3,360
                                                      -------                         -------
                                                      363,599                         348,419
    Stockholders' equity (deficit):
    Class   A   Preferred  Stock;  800,000  shares
    authorized;   600,000    shares    issued   and
    outstanding  (net  of  discount  of  $2,843  at
    September  26, 1998 and $3,062 at December  27,    11,728                          11,509
    1997)
   Class   B   Preferred  Stock;  200,000  shares
    authorized, issued and outstanding                  5,000                           5,000
   Class A Common Stock; $.01 par value:
    Voting;  500,000   shares  authorized;  91,000
    shares issued and outstanding                           1                               1
    Nonvoting;  500,000 shares authorized; 259,000
    shares issued and outstanding                           3                               3
   Class B Common Stock; $.01 par value:
     Voting;  500,000  shares  authorized; 144,936
     shares issued and outstanding                          1                               1
     Nonvoting;  500,000  shares authorized; 58,168
     shares issued and outstanding                          1                               1
   Class C Common Stock; $.01 par value:
     Nonvoting;  500,000  shares authorized; 16,960
     shares issued and outstanding                          -                               -
   Treasury stock:  726 shares                            (81)                            (22)
   Additional paid-in capital                          46,616                          49,374
   Warrants                                             3,511                           3,511
   Retained earnings (deficit)                       (181,970)                       (178,353)
   Cumulative foreign currency translation adjustment     112                               -
                                                      -------                         -------
    Total stockholders' equity (deficit)             (115,078)                       (108,975)
                                                      -------                         -------
    Total liabilities  and  stockholders' equity
    (deficit)                                       $ 248,521                       $ 239,444
                                                      =======                         =======

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                      BPC Holding Corporation and Subsidiaries
                                       Consolidated Statements of Operations
                                              (In Thousands of Dollars)

                                        THIRTEEN WEEKS ENDED                  THIRTY-NINE WEEKS ENDED
                                 SEPTEMBER 26,       SEPTEMBER  27,        SEPTEMBER 26,       SEPTEMBER 27,
                                     1998                 1997                 1998                1997
                                           (UNAUDITED)                              (UNAUDITED)
   Net sales                       $68,800              $58,780              $205,116            $164,715
   Cost of goods sold               51,066               46,887               151,083             129,054
                                   -------              -------               -------             -------
   Gross margin                     17,734               11,893                54,033              35,661
   Operating expenses:
     Selling                         3,769                2,955                10,881               8,048
     General and administrative      4,502                2,889                13,301               8,613
     Research and development          488                  333                 1,231                 935
     Amortization of intangibles       776                  505                 2,483               1,129
     Other                             877                1,042                 3,240               2,783
                                   -------              -------               -------             -------
   Operating income                  7,322                4,169                22,897              14,153
  Other income and expense:
     Loss  (gain)  on disposal
   of property and equipment            62                  (1)                   492                  89
                                   -------              -------               -------             -------
   Income before interest and
     income taxes                    7,260                4,170                22,405              14,064
   Interest:
     Expense                        (9,083)              (8,117)              (26,524)            (23,667)
     Income                            259                  443                   833               1,598
                                   -------              -------                -------            -------
   Loss before income taxes         (1,564)              (3,504)               (3,286)             (8,005)
   Income tax expense                  306                   58                   331                 151
                                   -------              -------               -------             -------
   Net loss                         (1,870)              (3,562)               (3,617)             (8,156)

   Preferred stock dividends          (837)                (710)               (2,620)             (1,757)
                                   -------              -------               -------             -------
   Net  loss  attributable  to
   common stockholders            $ (2,707)            $ (4,272)             $ (6,237)           $ (9,913)
                                   =======              =======               =======             =======


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                              BPC Holding Corporation and Subsidiaries
                               Consolidated Statements of Cash Flows
                                   (In Thousands of Dollars)

                                                                     THIRTY-NINE WEEKS ENDED
                                                     SEPTEMBER 26,                 SEPTEMBER 27,
                                                         1998                          1997
                                                                   (UNAUDITED)
OPERATING ACTIVITIES
Net loss                                           $  (3,617)                   $  (8,156)
Adjustments to reconcile net loss to net cash
provided by
operating activities:
  Depreciation                                        15,466                       11,493
  Non-cash interest expense                            1,335                        1,139
  Amortization                                         2,483                        1,129
  Write off of financing fees                              -                          390
  Interest paid from assets held in trust              6,617                        5,052
  Loss on sale of property and equipment                 492                           89
  Changes in operating assets and liabilities:
    Accounts receivable, net                         (3,590)                       (8,724)
    Inventories                                        3,492                        2,883
    Prepaid expenses and other receivables               316                         (83)
    Accounts payable and accrued expenses              5,935                        4,193
    Other assets                                       (349)                          209
                                                    -------                       -------
Net cash provided by operating activities            28,580                         9,614

INVESTING ACTIVITIES
Additions to property and equipment                 (13,540)                       (8,795)
Proceeds from disposal of property and equipment      4,452                         1,092
Acquisitions of businesses                          (15,948)                      (83,529)
                                                    -------                       -------
Net cash used for investing activities              (25,036)                      (91,232)

FINANCING ACTIVITIES
Proceeds from borrowings                             42,254                        79,296
Payments on borrowings                              (40,244)                       (2,991)
Debt issuance costs                                  (1,141)                       (2,761)
Proceeds from issuance of common stock                   80                           324
Purchase of stock from management                       (59)                            -
                                                    -------                       -------
Net cash provided by financing activities               890                        73,868
                                                    -------                       -------
Net increase (decrease) in cash and cash              4,434                        (7,750)
equivalents
Cash and cash equivalents at beginning of period      2,688                        10,192
                                                    -------                       -------
Cash and cash equivalents at end of period        $   7,122                    $    2,442
                                                    =======                       =======


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  BPC Holding Corporation and Subsidiaries

                 Notes to Consolidated Financial Statements
                                 (Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of BPC Holding Corporation and its subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Preparation of the financial statements require management to make estimates that affect the required amounts of assets, liabilities, revenues, and expenses. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full fiscal year. The accompanying financial statements include the results of BPC Holding Corporation ("Holding") and its wholly-owned subsidiary, Berry Plastics Corporation ("Berry"), and its wholly-owned subsidiaries:
Venture Packaging, Inc. ("Venture Packaging"), Venture Packaging Midwest, Inc., Venture Packaging Southeast, Inc., PackerWare Corporation ("Packerware"), Berry Iowa Corporation, Berry Tri-Plas Corporation, Berry Sterling Corpor-ation, Berry Plastics Design Corporation ("Berry Design"), NIM Holdings Limited ("NIM Holdings"), Norwich Injection Moulders Limited ("Norwich
Moulders"), and AeroCon,  Inc.   For  further  information,  refer to the
consolidated financial statements and footnotes thereto included in Holding's and Berry's Form 10-K's filed with the Securities and Exchange Commission for the year ended December 27, 1997.

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

On January 21, 1997, Berry acquired the outstanding stock of PackerWare, a Kansas corporation, for aggregate consideration of approximately
$28.1 million by way of a merger of PackerWare with a newly-formed, wholly-owned subsidiary of Berry (with PackerWare being the surviving corporation). The purchase was primarily financed through the Credit Facility (see Note 3). The operations of PackerWare are included in Berry's operations since the acquisition date using the purchase method of accounting.

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

On July 2, 1998, NIM Holdings, a newly-formed, wholly-owned subsidiary of Berry, acquired all of the capital stock of Norwich Moulders of Norwich, England for aggregate consideration of approximately $14.0 million.
The purchase was primarily financed through the Credit Facility (see Note 3). The operations of Norwich Moulders are included in Berry's operations since the acquisition date using the purchase method of accounting.

The pro forma results listed below are unaudited and reflect purchase accounting adjustments assuming the Container Industries, PackerWare, Virginia Design, Venture Packaging, and Norwich Moulders acquisitions occurred on December 29, 1996.


                               THIRTEEN WEEKS ENDED              THIRTY-NINE WEEKS ENDED
                                SEPTEMBER 27, 1997       SEPTEMBER 27, 1997      SEPTEMBER 26, 1998
                               --------------------------------------------------------------------
                                                            (In Thousands)
Net sales                            $ 72,995                  $ 205,008               $ 211,977
Loss before income taxes               (3,502)                    (8,621)                 (4,873)
Net loss attributable to common
stockholders                           (4,279)                   (10,714)                 (6,144)

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

3. LONG-TERM DEBT


Long-term debt consists of the following:

                                                 SEPTEMBER 26,                DECEMBER 27,
                                                     1998                         1997
                                               ---------------------------------------------
                                                             (In Thousands)
Holding 12.50% Senior Secured Notes            $105,000                      $105,000
Berry 12.25% Senior Subordinated Notes          125,000                       100,000
Term loans                                       72,340                        58,300
Revolving line of credit                              -                        25,654
Nevada Industrial Revenue Bonds                   4,500                         5,000
Iowa Industrial Revenue Bonds                         -                         5,400
South Carolina Industrial Development Bonds           -                         6,985
Capital lease obligations                           682                           547
Debt premium (discount), net                        869                          (551)
                                                -------                       -------
                                                308,391                       306,335
Less current portion of long-term debt           18,280                         7,619
                                                -------                       -------
                                               $290,111                      $298,716
                                                =======                       =======

The current portion of long-term debt at September 26, 1998 consists of $17.5 million of quarterly installments on the term loans, $0.5 million of repayments on the Nevada Industrial Revenue Bonds and the monthly principal payments related to a capital lease obligation.

On August 24, 1998, Berry completed an offering of $25.0 million aggregate principal amount of 12.25% Senior Subordinated Notes due 2004 (the "1998 Notes"). The 1998 Notes mature on April 15, 2004 and interest is payable semi-annually on October 15 and April 15 of each year and commenced on October 15, 1998. The 1998 Notes are unconditionally guaranteed on a senior subordinated basis by Holding and all of Berry's subsidiaries. The net proceeds to Berry from the sale of the 1998 notes, after expenses, were $25.2 million. Berry applied the net proceeds to repay borrowings under Berry's revolving line of credit.

The 1998 Notes rank PARI PASSU with or senior in right of payment to all existing and future subordinated indebtedness of Berry. The notes rank junior in right of payment to all existing and future senior indebtedness of Berry, including borrowings under the Credit Facility and the Nevada Industrial Revenue Bonds.

Concurrent with the PackerWare acquisition, Berry entered into a financing and security agreement with NationsBank, N.A. (the "Credit Agreement") for a senior secured line of credit in an aggregate principal amount of $60.0 million (the "Credit Facility"). As a result of the acquisition of assets of Virginia Design and the acquisition of Venture Packaging, the Credit Facility was amended and increased to $127.2 million. Concurrently with the Norwich
Moulders acquisition, the Credit Facility was again amended and increased to $132.6 million plus an additional revolving line of credit facility of (1.5 million (the "UK Revolver") and a term loan facility of (4.5 million (the "UK Term Debt"). The indebtedness under the Credit Facility is guaranteed by Holding and Berry's subsidiaries.

The amended Credit Facility provides the Company with a $50.0 million revolving line of credit, subject to a borrowing base formula; a $64.4 million term loan facility; the UK Revolver, subject to a borrowing base formula; the UK Term Debt, and a $4.6 million standby letter of credit facility to support Berry's obligation under the Nevada Industrial Revenue Bond. The Credit Facility also provides the Company with a term loan facility which was used to finance the repayment of the South Carolina Industrial Development Bonds as discussed below. Based on the borrowing formula as of September 26, 1998, Berry had approximately $40.4 million of additional available credit under the revolving line of credit.


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

On July 30, 1998, the Iowa Industrial Revenue Bonds were repaid by the Company through borrowings under its term debt as provided in the Credit Facility.

The South Carolina Industrial Development Bonds were repaid by the Company on August 27, 1998, in conjunction with the closing and sale of the Anderson, South Carolina facility. The difference between the net proceeds from the sale of the facility and the repayment of the development bonds and other related liabilities of approximately $3.0 million has been financed in October 1998 with borrowings under a term loan within the Credit Facility.

4. BPC HOLDING CORPORATION SUMMARY FINANCIAL INFORMATION

The   following   summarizes  parent  company  only  unaudited  financial
information of Holding:

                                                  SEPTEMBER 26,                    DECEMBER 27,
                                                      1998                             1997
BALANCE SHEET                                                      (In Thousands)
Current assets                                     $   688                         $    708
Noncurrent assets                                     (871)                            (499)
Current liabilities                                  3,714                              510
Noncurrent liabilities                             111,294                          108,674
Equity (deficit)                                  (115,191)                        (108,975)


                                        THIRTEEN WEEKS ENDED           THIRTY-NINE WEEKS ENDED
                               -------------------------------------------------------------------------
                               SEPTEMBER 26,    SEPTEMBER 27,     SEPTEMBER 26,       SEPTEMBER 27,
                                   1998             1997               1998                1997
                               -------------------------------------------------------------------------
STATEMENT OF OPERATIONS                                     (In Thousands)
Net  sales                      $      -            $      -            $      -            $      -
Cost of goods sold                     -                   -                   -                   -
  Loss before income taxes        (3,216)             (3,158)             (9,509)             (9,068)
Equity in net income (loss)
     of subsidiary                 1,346                (404)              5,892                  912
Preferred stock dividends           (837)               (710)             (2,620)             (1,757)
Net loss attributable to common
stockholders                      (2,707)             (4,272)             (6,237)             (9,913)

5.   RECENT ACCOUNTING PRONOUNCEMENTS

On December 28, 1997, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (FAS 130) which establishes new rules for the reporting and display of comprehensive income and its components (net income and "other comprehensive income"). Adoption of the Statement had no material impact on the Company's financial position. Comprehensive losses were $1.8 million and $3.5 million for the thirteen weeks and thirty-nine weeks ended September 26, 1998, respectively.

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

6. SUBSEQUENT TRANSACTION

On October 16,  1998,  Knight  Plastics,  Inc.,  a  newly  formed  wholly-owned subsidiary of Berry, acquired substantially all of the assets of the Knight Engineering and Plastics Division of Courtaulds Packaging Inc.
for aggregate  consideration  of  approximately  $18.0  million.   The
purchase was financed through the Credit Facility's revolving line of credit.

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

RESULTS OF OPERATIONS

13 WEEKS ENDED SEPTEMBER 26, 1998 (THE "QUARTER")
COMPARED TO 13 WEEKS ENDED SEPTEMBER 27, 1997 (THE "PRIOR QUARTER")

      NET SALES. Net sales increased $10.0 million, or 17%, to $68.8 million for the Quarter from $58.8 million for the Prior Quarter with an approximate 2% decrease in net selling prices due mainly to competitive market conditions. The increase in net sales was primarily attributed to the addition of Venture Packaging and Norwich Moulders with Quarter net sales of approximately $9.6 million and $3.6 million, respectively. Non-Venture Packaging container sales decreased approximately $4.1 million due to the Company's decision to exit low margin business and competitive pricing as noted above.

      GROSS MARGIN. Gross margin increased by $5.8 million to $17.7 million for the Quarter from $11.9 million for the Prior Quarter. This increase of 49% includes the combined impact of added sales volume, productivity improvement initiatives, and the cyclical impact of lower raw material costs compared to the Prior Quarter.

      OPERATING EXPENSES. Selling expenses increased by $0.8 million to $3.8 million for the Quarter from $3.0 million for the Prior Quarter principally as a result of expanded sales coverage and increased product development and marketing expenses. General and administrative expenses increased from $2.9 million for the Prior Quarter to $4.5 million for the Quarter. The increase of $1.6 million is primarily attributable to increased accrued employee profit sharing expense. During the Quarter, one-time transition expenses primarily related to the shutdown of the Anderson facility were $0.9 million. In the Prior Quarter, one-time transition expenses for the 1997 acquisitions were $1.0 million.

      INTEREST EXPENSE. Interest expense increased $1.0 million to $9.1 million for the Quarter compared to $8.1 million for the Prior Quarter primarily due to additional borrowings under the Credit Facility (see Note 3) to support the 1997 and Norwich Moulders acquisitions (see Note 2).

      INCOME TAX. For the Quarter, the Company's income tax expense was $0.3 million compared to an income tax expense of $0.1 million for the Prior Quarter. The Company continues to operate in a net operating loss carryforward position for federal income tax purposes.

      NET  LOSS.   Net  loss  for  the  Quarter  of $1.9 million represented  a favorable change of $1.7 million from the net loss of $3.6 million for the Prior Quarter for the reasons discussed above.

39 Weeks Ended September 26, 1998 ("YTD")
Compared to 39 Weeks Ended September 27, 1997 ("prior YTD")

      NET SALES. Net sales increased $40.4 million, or 25%, to $205.1 million for the YTD from $164.7 million for the prior YTD with an approximate 2% decrease in net selling prices due mainly to competitive market conditions. The increase in net sales can be primarily attributed to the addition of Venture Packaging with YTD net sales of approximately $30.6 million, the addition of Norwich Moulders with YTD net sales of $3.6 million, and higher non-Venture Packaging container sales of $3.5 million.

      GROSS MARGIN. Gross margin increased by $18.4 million to $54.0 million for the YTD from $35.7 million for the prior YTD. This increase in gross margin can be attributed to the combined impact of additional sales volume, productivity improvement initiatives, and the cyclical impact of lower raw material costs.

      OPERATING EXPENSES. Selling expenses increased by $2.9 million to $10.9 million for the YTD from $8.0 million for the prior YTD principally as a result of expanded sales coverage related to the acquisition of Venture Packaging, increased product development and marketing expenses. General and administrative expenses increased by $4.7 million to $13.3 million YTD from $8.6 million for the prior YTD. The increase of $4.7 million is primarily attributable to increased patent litigation expenses and increased accrued employee profit sharing expense. YTD one-time transition expenses include $2.2 million related to the shutdown of the Reno and Anderson facilities and $1.0 million related to the 1997 acquisitions. One-time transition expenses for prior YTD were $2.0 million related to the 1997 acquisitions and $0.8 million related to the Winchester and Reno plant consolidations.

      INTEREST EXPENSE. Interest expense increased $2.8 million to $26.5 million for the YTD compared to $23.7 million for the prior YTD primarily due to additional borrowings under the Credit Facility (see Note 3) to support the 1997 and Norwich Moulders acquisitions (see Note 2).

      INCOME TAX. The Company's income tax expense was $0.3 million for the YTD compared to $0.2 million in the prior YTD. The Company continues to operate in a net operating loss carryforward position for federal income tax purposes.

      NET  LOSS.   Net loss for the YTD of $3.6 million improved  $4.5  million from a net loss of $8.1 million for the prior YTD for the reasons discussed above.

LIQUIDITY AND SOURCES OF CAPITAL

Net cash provided by operating activities was $28.6 million for the YTD, an increase of $19.0 million from the prior YTD. The increase is primarily the result of improved operating performance with income before depreciation and amortization increasing $9.7 million from prior YTD. Adjusted EBITDA, defined as income before taxes, interest, depreciation, amortization, loss (gain) on disposal of property and equipment, write-off of deferred acquisition costs, write-off of financing fees, and one-time transition expenses, was $14.5 million for the Quarter compared to $10.0 million for the Prior Quarter and $44.2 million YTD compared to $29.5 million for the prior YTD. Net cash provided by operating activities for the YTD was $28.6 million compared to $9.6 million for the prior YTD. $25.0 million and $91.2 million of cash was used for investing activities for the YTD and the prior YTD, respectively.
Financing activities provided $0.9 million and $73.9 million of cash for the YTD and the prior YTD, respectively. Net working capital changes (defined as accounts receivable, inventories, prepaid expenses, other receivables, accounts payable and accrued expenses) also increased YTD cash $7.3 million from the prior YTD.

YTD capital spending of $13.5 million included $7.4 million for molds and machines, and $6.1 million for building and accessory equipment. Berry currently intends to finance future capital spending through cash flow from operations, existing cash balances, and cash available under the Credit Facility's revolving line of credit.

At September 26, 1998, the Company's cash balance was $7.1 million, and Berry had unused borrowing capacity under the Credit Facility's borrowing base of approximately $40.4 million.

IMPACT OF YEAR 2000

The Company has been working on modifying or replacing portions of its software since 1991 so that its computer systems will function properly with respect to dates in the Year 2000 and thereafter. Because the Company commenced this process early, the costs incurred to address this issue in any single year have not been significant. The Company's current business applications are Year 2000 compliant. Acquired businesses are converted to the Company's applications not only for Year 2000 issues but to keep consistency in applications and reporting. The most recent acquisition is targeted to be converted to the Company's common applications on January 4, 1999.

Also, the Company is currently replacing significant portions of its primary information systems, principally because of the growth the Company has experienced in recent years due to acquisitions. Such replacement will allow the Company to continue to achieve its future growth plans and will be fully Year 2000 compliant. The Company anticipates that the implementation of such systems will occur before the Year 2000. Any future acquisitions may require a conversion to existing applications if there are any delays installing the new application.

The current estimated cost for replacing or fixing non-business application systems is $110,000. These systems include personal computers, postage machines, plant automation, and telephone systems.

Vendor survey responses are expected back by the end of 1998. After a review of the responses, a plan will be put in place by the end of March 1999 to minimize the risk of vendors that may not meet the Year 2000 deadline.
To date, the Company is not aware of any external agent with a Year 2000 issue that would materially impact the Company's results of operations, liquidity, or capital resources. However, the Company has no means of ensuring that external agents will be Year 2000 ready. The inability of external agents to complete their Year 2000 resolution process in a timely fashion could materially impact the Company. The effect of non-compliance by external agents is not determinable.

Management of the Company believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. However, the Company could incur a material disruption, such as the inability to produce product, should significant suppliers not be Year 2000 ready. In addition, disruptions in the economy resulting from Year 2000 issues could also materially adversely affect the Company. The amount of potential liability and lost revenue cannot be reasonably estimated at this time. The Company currently has no contingency plans in place in the event it does not complete all phases of the Year 2000 program. The Company plans to evaluate the status of completion in March 1999 and determine whether such a plan is necessary.

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


November 10, 1998



                             By:   /S/ JAMES M. KRATOCHVIL
                                James M. Kratochvil
                                Executive Vice President, Chief Financial
                                  Officer and Secretary of BPC Holding
                                  Corporation (Principal Financial and
                                  Accounting Officer)