Form 10-K
period 1998-12-31
BPC HOLDING CORP
filed 1999-04-01
CIK 919465

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended JANUARY 2, 1999
                                      or
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

                      Commission File Number 33-75706-01
                            BPC HOLDING CORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
               Delaware                               35-1814673
     (State or other jurisdiction                   (IRS employer
   of incorporation or organization)            identification number)

           101 Oakley Street
          Evansville, Indiana                           47710
    (Address of principal executive
               offices)                               (Zip code)

Registrants' telephone number, including area code:  (812) 424-2904

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:
None

   Indicate by check mark whether the registrants: (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: Not applicable.

   Other than with respect to BPC Holding Corporation ("Holding"), none of the voting stock of any registrant is held by a non-affiliate of such registrant. There is no public trading market for any class of voting stock of Holding, however, Holding estimates the market value of its voting stock that is held by non-affiliates to be $1,326,000.

   As of March 12, 1999, the following shares of capital stock of BPC Holding Corporation were outstanding: 91,000 shares of Class A Voting Common Stock; 259,000 shares of Class A Nonvoting Common Stock; 144,546 shares of Class B Voting Common Stock; 56,937 shares of Class B Nonvoting Common Stock; and 16,833 shares of Class C Nonvoting Common Stock. As of March 12, 1999 there were outstanding 100 shares of the Common Stock, $.01 par value, of Berry Plastics Corporation, 100 shares of the Common Stock, $.01 par value, of Berry Iowa Corporation, 100 shares of the Common Stock, $.01 par value, of Berry Tri-Plas Corporation, 100 shares of the Common Stock, $.01 par value, of Berry Sterling Corporation, 100 shares of the Common Stock, $.01 par value, of Aerocon, Inc., 100 shares of the Common Stock, $.01 par value, of PackerWare Corporation, 100 shares of the Common Stock, $.01 par value, of Berry Plastics Design Corporation, 100 shares of the Common Stock, $.01 par value, of Venture Packaging, Inc., 100 shares of the Common Stock, $.01 par value, of Venture Packaging Midwest, Inc., 100 shares of the Common Stock, $.01 par value, of Venture Packaging Southeast, Inc., 4,000,000 Ordinary Shares of (pound)1 par value, of NIM Holdings Limited, 5,850 Ordinary Shares of (pound)1 par value, of Norwich Injection Moulders Limited, and 100 shares of the Common Stock, $.01 par value, of Knight Plastics, Inc.

                     DOCUMENTS INCORPORATED BY REFERENCE
                                     None

                DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS


   THIS FORM 10-K CONTAINS STATEMENTS THAT CONSTITUTE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED (THE "SECURITIES ACT") AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED (THE "EXCHANGE ACT"). THOSE STATEMENTS APPEAR IN A NUMBER OF PLACES IN THIS FORM 10-K AND INCLUDE STATEMENTS REGARDING THE INTENT, BELIEF OR CURRENT EXPECTATIONS OF THE COMPANY. WITHOUT LIMITING THE FOREGOING, THE WORDS "BELIEVES," "ANTICIPATES," "PLANS," "EXPECTS" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. ANY SUCH FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND MAY INVOLVE RISKS AND UNCERTAINTIES, AND ACTUAL RESULTS MAY DIFFER FROM THOSE IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS. VARIOUS ECONOMIC AND COMPETITIVE FACTORS COULD CAUSE ACTUAL RESULTS OR EVENTS TO DIFFER MATERIALLY FROM THOSE DISCUSSED IN SUCH FORWARD-LOOKING STATEMENTS. THE ACCOMPANYING INFORMATION CONTAINED IN THIS FORM 10-K, INCLUDING, WITHOUT LIMITATION, THE INFORMATION SET FORTH UNDER "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," IDENTIFIES IMPORTANT FACTORS THAT COULD CAUSE DIFFERENCES, INCLUDING THE COMPANY'S ABILITY TO PASS THROUGH RAW MATERIAL PRICE INCREASES TO ITS CUSTOMERS, ITS ABILITY TO SERVICE DEBT, THE AVAILABILITY OF PLASTIC RESIN, THE IMPACT OF CHANGING ENVIRONMENTAL LAWS AND CHANGES IN THE LEVEL OF THE COMPANY'S CAPITAL INVESTMENT. ALTHOUGH MANAGEMENT BELIEVES IT HAS THE BUSINESS STRATEGY AND RESOURCES NEEDED FOR IMPROVED OPERATIONS, FUTURE REVENUE AND MARGIN TRENDS CANNOT BE RELIABLY PREDICTED.

                            BPC HOLDING CORPORATION

              FORM 10-K FOR THE FISCAL YEAR ENDED JANUARY 2, 1999

                               TABLE OF CONTENTS


                                                                            PAGE
                                    PART I

Item 1.     Business .......................................................  4
Item 2.     Properties ..................................................... 14
Item 3.     Legal Proceedings .............................................. 14
Item 4.     Submission of Matters to a Vote of Security Holders ............ 15

                                    PART II

Item 5.     Market for Registrants' Common Equity and Related Stockholder
             Matters ....................................................... 16
Item 6.     Selected Financial Data ........................................ 18
Item 7.     Management's Discussion and Analysis of Financial Condition
             and Results of Operations...................................... 19
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk ..... 24
Item 8.     Financial Statements and Supplementary Data .................... 25
Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure....................................... 25

                                   PART III

Item 10.    Directors and Executive Officers of the Registrants............. 26
Item 11.    Executive Compensation.......................................... 29
Item 12.    Security Ownership of Certain Beneficial Owners and Management.. 33
Item 13.    Certain Relationships and Related Transactions.................. 34

                                    PART IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on
             Form 8-K ...................................................... 37

                                    PART I

ITEM 1.  BUSINESS

GENERAL

   BPC Holding Corporation ("Holding"), is the parent of Berry Plastics Corporation ("Berry" or the "Company"), a leading domestic manufacturer and marketer of plastic packaging products focused on four key markets: the aerosol overcap, rigid open-top container, drink cup and houseware markets. Within each of its markets, the Company concentrates on manufacturing value-added products sold to marketers of image-conscious industrial and consumer products that utilize the Company's proprietary molds, superior color matching capabilities and sophisticated multi-color printing capabilities. The Company believes that it is the largest supplier of aerosol overcaps in the United States, with sales of over 1.5 billion overcaps in 1998. Berry also believes that it is the largest domestic supplier of thinwall, child-resistant and pry-off open top containers. Berry has utilized its national sales force and existing molding and printing capacity at multiple-plant locations to become a leader in the plastic drink cup market, which includes the Company's 32 ounce and 44 ounce drive-through ("DT") cups, which fit in standard vehicle cup holders. The Company entered the housewares market (which includes the lawn and garden market) for semi-disposable plastic products, sold primarily to national retail marketers, as a result of the acquisition of PackerWare Corporation ("PackerWare") in January 1997.

   The Company supplies aerosol overcaps for a wide variety of commercial and consumer products. Similarly, the Company's containers are used for packaging a broad spectrum of commercial and consumer products. The Company's plastic drink cups are sold primarily to fast food restaurants, convenience stores, stadiums, table top restaurants and retail. The Company sells houseware products, primarily seasonal, semi-disposable housewares and lawn and garden items, to major retail marketers. Berry's customer base is comprised of over 7,000 customers with operations in a widely diversified range of markets. The Company's top ten customers accounted for approximately 15% of fiscal 1998 net sales, and no customer accounted for more than 4% of the Company's net sales in fiscal 1998. The historical allocation of the Company's total net sales among its product categories is as follows:

                                                            FISCAL
                                                     -------------------
                                                      1998  1997   1996
                                                     ----- ------ ------
                     Packaging products:
                       Aerosol overcaps............     18%   21%   33%
                       Containers .................     54    49    53
                       Drink cups .................     15    17     9
                       Other ......................      5     5     5
                     Housewares ...................      8     8    --

   The Company believes that it derives a strong competitive position from its state-of-the-art production capabilities, extensive array of proprietary molds in a wide variety of sizes and styles and dedication to service and quality. In the aerosol overcap market, the Company distinguishes itself with superior color matching capabilities, which is of extreme importance to its base of image-conscious consumer products customers, and proprietary packing equipment, which enables the Company to deliver a higher quality product while lowering warehousing and shipping costs. In the container market, an in-house graphic arts department and sophisticated printing and decorating capabilities permit the Company to offer extensive value-added decorating options. The Company's drink cup product line is strengthened by both the larger market share and diversification provided through its acquisition of PackerWare. Berry entered the housewares business with its acquisition of PackerWare, which has a reputation for outstanding quality and service among major retail marketers and for products which offer high value at a reasonable price to consumers. The Company believes that it is an industry innovator, particularly in the area of decoration. These market-related strengths, combined with the Company's modern proprietary mold technology, high speed molding capabilities and multiple-plant locations, all contribute to the Company's strong market position.

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


   In March 1995, Berry Sterling Corporation, a newly formed wholly owned subsidiary of the Company ("Berry Sterling"), acquired substantially all of the assets of Sterling Products, Inc. (the "Sterling Products Acquisition"), a producer of injection molded plastic drink cups and lids. Management believes that the Sterling Products Acquisition gave the Company immediate penetration into a rapidly expanding plastic drink cup market.

   In December 1995, Berry Tri-Plas Corporation (formerly Berry-CPI Corp.), a wholly owned subsidiary of the Company ("Berry Tri-Plas"), acquired substantially all of the assets of Tri-Plas, Inc. (the "Tri-Plas Acquisition"), a manufacturer of injection molded containers and lids, and added manufacturing plants in Charlotte, North Carolina and York, Pennsylvania. Management believes that the Tri-Plas Acquisition gave the Company an immediate presence in the polypropylene container product line, which is mainly used for food and "hot fill" applications.


   In January 1996, the Company acquired the assets relating to the plastic drink cup product line and decorating equipment of Alpha Products, Inc., a subsidiary of Aladdin Industries, Inc. The addition of these assets complemented the drink cup product line acquired in the Sterling Products Acquisition.

   In January 1997, the Company acquired certain assets of Container Industries, Inc. ("Container Industries"), a manufacturer and marketer of injection molded industrial and pry-off containers for building products and other industrial markets (the "Container Industries Acquisition"). Management believes the acquisition of Container Industries has provided additional market presence on the west coast, primarily in the pry-off container product line.


   Also, in January 1997, the Company acquired PackerWare Corporation, a manufacturer and marketer of plastic containers, drink cups, housewares, and lawn and garden products (the "PackerWare Acquisition"). Management believes that the PackerWare Acquisition significantly diversified and expanded the Company's position in the drink cup business and gave the Company immediate penetration into the housewares market. The acquisition also provided the Company with a plant located in Lawrence, Kansas, that is well-situated to service its markets.

   In May 1997, Berry Plastics Design Corporation ("Berry Design"), a newly formed wholly owned subsidiary of the Company, acquired substantially all of the assets of Virginia Design Packaging Corp. ("Virginia Design"), a manufacturer and marketer of injection-molded containers used primarily for food packaging, of Suffolk, Virginia. Management believes that the acquisition of these assets has enhanced the Company's position in the food packaging and food service markets.

   In August 1997, the Company acquired Venture Packaging, Inc. ("Venture Packaging"), a manufacturer and marketer of injection-molded containers used in the food, dairy and various other markets (the "Venture Packaging Acquisition"). This acquisiton included manufacturing plants in Monroeville, Ohio and Anderson, South Carolina (which was subsequently sold by the Company). Management believes that the Venture Packaging Acquisition strategically assisted the Company in marketing its product line of open-top containers and lids.


   In July 1998, NIM Holdings ("NIM Holdings"), a newly-formed wholly-owned subsidiary of the Company, acquired Norwich Injection Moulders Limited ("Norwich Moulders") of North Walsham, England. In October 1998, Knight Plastics, Inc. ("Knight"), a newly formed wholly owned subsidiary of the Company, acquired substantially all of the assets of the Knight Engineering and Plastics Division of Courtaulds Packaging Inc. See "The Norwich Acquisition" and "The Knight Acquisition" below.

THE 1996 TRANSACTION


   On June 18, 1996, Holding consummated the transaction described below (the "1996 Transaction"). BPC Mergerco, Inc. ("Mergerco") was organized by Atlantic Equity Partners International II, L.P. ("International"), Chase Venture Capital Associates, L.P. ("CVCA") and certain other institutional investors to effect the acquisition of a majority of the outstanding capital stock of Holding. Pursuant to the terms of a Stock Purchase and Recapitalization Agreement dated as of June 12, 1996, each of International, CVCA and certain other equity investors (collectively, the "Common Stock Purchasers") subscribed for shares of common stock of Mergerco. In addition, pursuant to the terms of a Preferred Stock and Warrant Purchase Agreement dated as of June 12, 1996, CVCA and the Northwestern Mutual Life Insurance Company (the "Preferred Stock Purchasers") purchased shares of preferred stock of Mergerco (the "Preferred Stock") and warrants (the "1996 Warrants") to purchase shares of common stock of Mergerco. Immediately after the purchase of the common stock, the preferred stock and the 1996 Warrants of Mergerco, Mergerco merged (the "Merger") with and into Holding, with Holding being the surviving corporation. Upon the consummation of the Merger, (i) each share of Class A Common Stock, $.00005 par value, and Class B Common Stock, $.00005 par value, of Holding and certain privately held warrants exercisable for such Class A and Class B Common Stock were converted into the right to receive cash equal to the purchase price per share for the common stock into which such warrants were exercisable less the amount of the nominal exercise price therefor, (ii) all other classes of common stock of Holding, a majority of which was held by certain members of management, were converted into shares of common stock of the surviving corporation (constituting approximately 19% of the post-merger common stock of the surviving corporation) and (iii) the common stock, preferred stock and warrants of Mergerco were converted into common stock, preferred stock and warrants of the surviving corporation, respectively. In addition, upon the consummation of the Merger, the holders of the warrants (the "1994 Warrants") to purchase capital stock of Holding that were issued in connection with the offering in April 1994 by Berry of $100 million aggregate principal amount of the 1994 Notes (such transaction being the "1994 Transaction"), became entitled to receive cash equal to the purchase price per share for the common stock into which such warrants were exercisable less the amount of the exercise price therefor.


   The aggregate consideration paid to the sellers of the equity interests in Holding, including the holders of the 1994 Warrants, was approximately $119.6 million in cash. In order to finance the 1996 Transaction, including the payment of related fees and expenses: (i) Holding issued 12.50% Senior Secured Notes due 2006 (with such Notes being exchanged in October 1996 for the 12.50% Series B Senior Secured Notes due 2006 (the "1996 Notes")) for net proceeds of approximately $100.2 million (or $64.6 million after deducting the amount of such net proceeds used to purchase marketable securities available for payment of interest on the 1996 Notes); (ii) the Common Stock Purchasers, the Preferred Stock Purchasers and certain members of management made equity and rollover investments in the aggregate amount of $70.0 million (which amount included rollover investments of approximately $7.1 million by certain members of management and $3.0 million by an existing institutional shareholder); and (iii) Holding received an aggregate of approximately $0.9 million in connection with the exercise of certain management stock options to purchase common stock of Holding.

   In connection with the 1996 Transaction, International, CVCA, certain other institutional investors and certain members of management entered into the New Stockholders Agreement pursuant to which certain stockholders, among other things, (i) were granted certain registration rights and (ii) under certain circumstances, have the right to force a sale of Holding. See "Certain Relationships and Related Transactions -- Stockholders Agreements."

THE NORWICH ACQUISITION


   On July 2, 1998, NIM Holdings acquired all of the capital stock of Norwich Injection Moulders Limited ("Norwich Moulders") of Norwich, England (the "Norwich Acquisition"), for aggregate consideration of approximately (pound)8.5 million (approximately $14 million). Norwich Moulders, a manufacturer and marketer of injection-molded overcaps and closures for the European market, had fiscal 1997 net sales of approximately (pound)8.1 million (approximately $13 million). Management believes that the Norwich Acquisition will provide the Company with a production platform that will allow it to better serve its global customers and to introduce its product lines in Europe.


THE KNIGHT ACQUISITION

   On October 16, 1998, Knight acquired substantially all of the assets of the Knight Engineering and Plastics Division of Courtaulds Packaging Inc. (the "Knight Acquisition") for aggregate consideration of approximately $18 million. Knight, a manufacturer of aerosol overcaps and closures, had fiscal 1997 net sales of approximately $24 million. Management believes that the Knight Acquisition will enhance the Company's overcap and closure business and better position the Company to meet the needs of its domestic and multi-national customers.

THE CREDIT FACILITY


   Concurrent with the Venture Packaging Acquisition, the Company amended its then existing financing and security agreement (the "Security Agreement") with NationsBank, N.A. for a senior secured line of credit to increase the commitments thereunder to an aggregate principal amount of $127.2 million (the "Credit Facility"). Concurrently with the Norwich Acquisition, the Credit Facility was amended and increased to $132.6 million (plus an additional revolving credit facility of (pound)1.5 million (the "UK Revolver") and a term loan facility of (pound)4.5 million (the "UK Term Loan"), each for NIM Holdings and Norwich). The indebtedness under the Credit Facility is guaranteed by Holding and substantially all of its subsidiaries. The Credit Facility replaced the facility previously provided by Fleet Capital Corporation.

   The Credit Facility provides the Company with (i) a $50.0 million revolving line of credit, subject to a borrowing base formula and a reserve for certain obligations under the South Carolina Bonds, (ii) the UK Revolver, subject to a borrowing base, (iii) a $63.7 million term loan facility, (iv) the UK Term Loan and (v) a $5.6 million standby letter of credit facility to support the Company's and its subsidiaries' obligations under the Nevada Bonds. The Credit Facility also provides for a $5.4 million term loan facility, the proceeds of which were used to retire in July 1998 the Company's and its subsidiaries' obligations under the Iowa Bonds, on which Berry Iowa had agreed, pursuant to a Loan and Trust Agreement with The City of Iowa Falls, Iowa, to pay amounts sufficient to pay principal, interest and any premium with respect to the Iowa Bonds. Also, the Credit Facility provides a term loan facility to support the Company's and its subsidiaries' obligations under the South Carolina Industrial Development Bonds. In August 1998, in conjunction with the closing and sale of the Anderson, South Carolina Facility, the Bonds were paid by the Company. The difference between the repayment of the development bonds and other related liabilities and the net proceeds from the sale of the facility of approximately $3.0 million has been financed with borrowing under the term loan facility. The Company borrowed all amounts available under the term loan facility and the UK Term Loan to finance the PackerWare Acquisition, the Virginia Design Acquisition, the Venture Packaging Acquisition and the Norwich Acquisition. At January 2, 1998, the Company had unused borrowing capacity under the Credit Facility's revolving line of credit of approximately $40.4 million.

   The Credit Facility matures on January 21, 2002 unless previously terminated by the Company or by the lenders upon an Event of Default as defined in the Security Agreement. The term loan facility requires periodic payments, varying in amount, through the maturity of the facility. Such periodic payments will aggregate approximately $19 million for fiscal 1999. Interest on borrowings under the Credit Facility is based on either (i) the lender's base rate (which is the higher of the lender's prime rate and the federal funds rate plus 0.50%) plus an applicable margin of 0.50% or (ii) LIBOR (adjusted for reserves) plus an applicable margin of 2.0%, at the Company's option. Following receipt of the quarterly financial statements, the agent under the Credit Facility has the option to change the applicable interest rate margin on loans (other than under the UK Revolver and UK Term Loan) once per quarter to a specified margin determined by the ratio of funded debt to EBITDA of the Company and its subsidiaries. Notwithstanding the foregoing, interest on borrowings under the UK Revolver and the UK Term Loan is based on LIBOR (adjusted for reserves) plus 2.50%.

   The Credit Facility contains various covenants which include, among other things: (i) maintenance of certain financial ratios and compliance with certain financial tests and limitations, (ii) limitations on the issuance of additional indebtedness and (iii) limitations on capital expenditures.

PACKAGING PRODUCTS


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

   The Company's aerosol overcaps are used in a wide variety of end-use markets including spray paints, household and personal care products, insecticides and a myriad of other commercial and consumer products. Most U.S. manufacturers and contract fillers of aerosol products are customers of the Company for some portion of their needs. In fiscal 1998, no single overcap customer accounted for more than 3% of the Company's total net sales.

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


   Major competitors in this market include Dubuque Plastics, Cobra and Transcontainer. In addition, a number of companies, including several of the Company's customers (e.g., S.C. Johnson and Reckitt & Colman), currently produce aerosol overcaps for their own use.

CONTAINER MARKET

   The Company classifies its containers into six product lines: thinwall, child-resistant, pry-off, dairy, polypropylene and industrial. Management believes that the Company is the leading U.S. manufacturer in the thinwall, child-resistant and pry-off product lines. Management considers industrial containers to be a commodity market, characterized by little product differentiation and an absence of higher margin niches. The following table describes each of the Company's six product lines.

-------------------------------------------------------------------------------
PRODUCT LINE       DESCRIPTION           SIZES         MAJOR END MARKETS
------------       -----------           -----         -----------------
Thinwall        Thinwalled,
                multi-purpose                          Food, promotional
                containers with or                     products, toys and a
                without handles and     6 oz. to 2     wide variety of other
                lids                    gallons        uses

Child-resistant Containers that meet
                Consumer Product
                Safety Commission
                standards for child     2 lbs. to 2
                safety                  gallons        Pool and other chemicals

Pry-off         Containers having a
                tight lid-fit and                      Building products,
                requiring an opening    4 oz. to 2     adhesives, other
                device                  gallons        industrial uses
                                                       Cultured dairy products
Dairy           Thinwall containers in  6 oz. to 5     including yogurt,
                traditional dairy       lbs.,          cottage cheese, sour
                market sizes and styles Multi-pack     cream and dips

Polypropylene   Usually clear
                containers in round,
                oblong or rectangular   6 oz. to 5     Food, deli, sauces,
                shapes                  lbs.           salads

Industrial      Thick-walled, larger                   Building products,
                pails designed to       2.5 to 5       chemicals, paints,
                accommodate heavy loads gallons        other industrial uses
-------------------------------------------------------------------------------


   The largest end-uses for the Company's containers are food products, building products, chemicals and dairy products. The Company has a diverse customer base for its container lines, and no single container customer exceeded 3% of the Company's total net sales in fiscal 1998.

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

DRINK CUP MARKET

   The Company believes that it is a leading provider of injection molded plastic drink cups in the U.S. As beverage producers, convenience stores and fast food restaurants increase their marketing efforts for larger sized drinks, the Company believes that the plastic drink cup market will expand because of plastic's desirability over paper for larger drink cups. Injection-molded plastic cups range in size from 12 to 64 ounces, and often come with lids. Primary markets are fast food restaurants, convenience stores, stadiums, table top restaurants and retail. Virtually all cups are decorated, often as promotional items, and Berry is known in the industry for innovative, state-of-the-art graphics capability.

   Berry has historically supplied a full line of traditional straight-sided and DT style drink cups from 12 to 64 ounces with disposable and reusable lids primarily to fast food and convenience store chains. With the PackerWare Acquisition, the Company expanded its presence while diversifying into the stadium and table top restaurant markets. The 64 ounce cup, which has been highly successful with convenience stores, is one of the Company's fastest growing drink cups. Major drink cup competitors include Packaging Resources Incorporated, Pescor Plastics and WNA (formerly Cups Illustrated).


CUSTOM MOLDED PRODUCTS AND CLOSURES MARKETS

   The Company also produces custom molded products by utilizing molds provided by its customers. Typically, the low cost of entry in the custom molded products market creates a commodity-like marketplace. However, the Company has focused its custom molding efforts on those customers that are cognizant of the Company's mold and product design expertise, superior color matching abilities and sophisticated multi-color printing capabilities. The majority of the Company's custom business requires specialized equipment and expertise, supporting the Company's desire to pursue higher volume-added niche opportunities in every market in which it participates.

   The Company entered the closures market as a result of the Norwich Acquisition in July 1998. The Company's participation is limited to the U.K. market. The primary product is a foil sealed milk cap for which demand has increased in recent years with the U.K.'s milk market trending to plastic containers. Norwich offers a broad product line including dispensing, tamper evident and custom molded closures.


HOUSEWARES MARKET

   The Company entered the housewares market as a result of the PackerWare Acquisition in January 1997. The housewares market is a multi-billion dollar market. The Company's participation is limited to seasonal (spring and summer) semi-disposable plastic housewares and plastic lawn and garden products, which consist primarily of outdoor flower pots. Berry sells virtually all of its products in this market through major national retail marketers and national chain stores.

   PackerWare's historical position with this market was to provide a high value to consumers at a relatively modest price, consistent with the key price points of the retail marketers. Berry believes outstanding service and fashion capabilities further enhance its position in this market. This focus allowed PackerWare to be named 1998 Vendor of the Year by Wal-Mart in its Housewares division.

MARKETING AND SALES


   The Company reaches its large and diversified base of over 7,000 customers primarily through its direct field sales force. These field sales representatives are focused on individual product lines, but are encouraged to sell all Company products to serve the needs of the Company's customers. The Company believes that a direct field sales force is able to better focus on target markets and customers, with the added benefit of permitting the Company to control pricing decisions centrally. The Company also utilizes the services of manufacturing representatives to augment its direct sales force.


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

QUALITY ASSURANCE

   Each plant extensively utilizes Total Quality Management philosophies, including the use of statistical process control and extensive involvement of employees to increase productivity. This teamwork approach to problem-solving increases employee participation and provides necessary training at all levels. The Evansville, Henderson, Iowa Falls, and Lawrence plants were approved for ISO 9000 certification in 1994, 1995, 1996 and 1998, respectively, which certifies compliance by a company with a set of shipping, trading and technology standards promulgated by the International Standardization Organization. The Company is actively pursuing ISO certification in all of the remaining facilities. Extensive testing of parts for size, color, strength and material quality using statistical process control (SPC) techniques and sophisticated technology is also an ongoing part of the Company's traditional quality assurance activities.

SYSTEMS

   Berry utilizes a fully integrated computer software system at its plants capable of producing complete financial and operational reports. This accounting and control system is easily expandable to add new features and/or locations as the Company grows. In addition, the Company has in place a sophisticated quality assurance system based on ISO 9000 certification, a bar code based material management system and an integrated manufacturing system.

SOURCES AND AVAILABILITY OF RAW MATERIALS


   The most important raw material purchased by the Company is plastic resin. The Company purchased approximately $62 million of resin in fiscal 1998 (excluding specialty resins), of which 70% was high density polyethylene ("HDPE"), 12% linear low density polyethylene and 18% polypropylene. The Company's purchasing strategy is to deal with only high-quality, dependable suppliers, such as Dow, Union Carbide, Chevron, Phillips, Equistar, and Mobil. Although the Company does not have any supply requirements contracts with its key suppliers, management believes that the Company has maintained outstanding relationships with these key suppliers over the past several years and expects that such relationships will continue into the foreseeable future.


EMPLOYEES


   At the end of fiscal 1998, the Company had approximately 2,300 employees. No employees of the Company are covered by collective bargaining agreements. On February 5, 1998, the employees in Monroeville, Ohio voted to decertify the union in the facility. This facility was acquired as a result of the Venture Packaging Acquisition and was the Company's only plant with a collective bargaining agreement during 1998.


PATENTS AND TRADEMARKS

   The Company has numerous patents and trademarks with respect to its products. None of the patents or trademarks are considered by management to be material to the business of the Company. See "Legal Proceedings" below.

ENVIRONMENTAL MATTERS AND GOVERNMENT REGULATION

   The past and present operations of the Company and the past and present ownership and operations of real property by the Company are subject to extensive and changing Federal, state and local environmental laws and regulations pertaining to the discharge of materials into the environment, the handling and disposition of wastes or otherwise relating to the protection of the environment. The Company believes that it is in substantial compliance with applicable environmental laws and regulations. However, the Company cannot predict with any certainty that it will not in the future incur liability under environmental statutes and regulations with respect to non-compliance with environmental laws, contamination of sites formerly or currently owned or operated by the Company (including contamination caused by prior owners and operators of such sites) or the off-site disposal of hazardous substances.

   Based upon a May 1998 compliance inspection, the Ohio Environmental Protection Agency ("OEPA") issued a Notice of Violation dated June 23, 1998 to Venture Packaging alleging that the Monroeville, Ohio facility failed to file certain reports required pursuant to the Federal Emergency Planning and Community Right-to-Know Act of 1986 (also known as "SARA Title III") for reporting years 1994 and 1995. The Company filed the subject reports in June 1998. The OEPA notice states that the alleged violations have been referred to its Division of Air Pollution Enforcement for review and that further enforcement action may be forthcoming. Based upon information currently available to the Company, the Company does not believe that any sanctions that might be imposed for the cited violations would have a material adverse effect on its business or financial condition.

   Like any manufacturer, the Company is subject to the possibility that it may receive notices of potential liability, pursuant to CERCLA or analogous state laws, for cleanup costs associated with offsite waste recycling or disposal facilities at which wastes associated with its operations have allegedly come to be located. Liability under CERCLA is strict, retroactive and joint and several. No such notices are currently pending.

   The Food and Drug Administration (the "FDA") regulates the material content of direct-contact food containers and packages, including certain thinwall containers manufactured by the Company. The Company uses approved resins and pigments in its direct contact food products and believes it is in material compliance with all such applicable FDA regulations.

   The plastics industry in general, and the Company in particular, also are subject to existing and potential Federal, state, local and foreign legislation designed to reduce solid wastes by requiring, among other things, plastics to be degradable in landfills, minimum levels of recycled content, various recycling requirements, disposal fees and limits on the use of plastic products. In addition, various consumer and special interest groups have lobbied from time to time for the implementation of these and other similar measures. The principal resin used in the Company's products, HDPE, is recyclable, and, accordingly, the Company believes that the legislation promulgated to date and such initiatives to date have not had a material adverse effect on the Company. There can be no assurance that any such future legislative or regulatory efforts or future initiatives would not have a material adverse effect on the Company. On January 1, 1995, legislation in Oregon, California and Wisconsin went into effect requiring products packaged in rigid plastic containers to comply with standards intended to encourage recycling and increased use of recycled materials. Although the regulations vary by state, the principal requirement is the use of post consumer regrind ("PCR") as an ingredient in containers sold for non-food uses. Additionally, Oregon and California allow lightweighting of the container or concentrating the product sold in the container as options for compliance. Oregon and California provide for an exemption from all such regulations if statewide recycling reaches or exceeds 25% of rigid plastic containers. In September 1996, California passed a new bill permanently exempting food and cosmetics containers from the foregoing requirement. However, non-food containers are still required to comply.

   In December 1996, the Department of Environmental Quality estimated that Oregon had met its recycling goal of 25% for 1997 (based on 1996 data), and accordingly, was in compliance for the 1997 calendar year. However, in January 1998, California finally approved a 23.2% recycling rate for the state during 1996, and since this falls below the required 25% rate for exemption of non-food containers, the state can now begin enforcing its recycled content mandate on any non-food plastic containers from 8 oz. to 5 gallons. The Company, in order to facilitate individual customer compliance with these regulations, is providing customers the option of purchasing containers which contain PCR or using containers with reduced weight.

ITEM 2.  PROPERTIES

   The following table sets forth the Company's principal facilities:
                                 SQUARE
      LOCATION         ACRES     FOOTAGE              USE
      --------         -----     -------              ---
                                            Headquarters and
Evansville, IN          13.4    420,000     manufacturing
Henderson, NV           12.0    168,000     Manufacturing
Iowa Falls, IA          14.0    101,000     Manufacturing
Charlotte, NC           32.0    148,000     Manufacturing
Lawrence, KS            19.3    423,000     Manufacturing
York, PA                10.0     40,000     Manufacturing
Suffolk, VA             14.0    102,000     Manufacturing
Monroeville, OH         19.0    112,000     Manufacturing
North Walsham,
England                  5.0     44,000     Manufacturing
Woodstock, IL           11.7     98,000     Manufacturing


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


   The Company and/or Berry Sterling are currently litigating two lawsuits that involve United States Patent No. Des. 362,368 (the "'368 Patent"). The '368 Patent claims an ornamental design for a cup that fits an automobile cup holder. On September 21, 1995, Berry Sterling filed suit in United States District Court, Eastern District of Virginia, against Pescor Plastics, Inc. ("Pescor Plastics") for infringement of the '368 Patent. Pescor Plastics filed counterclaims seeking a declaratory judgment of invalidity and non-infringement, and damages under the Lanham Act. On December 28, 1995, Berry Sterling filed suit against Packaging Resources Incorporated ("Packaging Resources") in United States District Court, Southern District of New York, for infringement of the '368 Patent and seeking, among other equitable relief, damages in an unspecified amount. Packaging Resources has filed counterclaims against Berry Sterling alleging violation of the Lanham Act, tortious interference with Packaging Resources' prospective business advantage, consumer fraud and requesting a declaratory judgment that its "Drive-N-Go" cup does not infringe the '368 Patent. Packaging Resources has not specified the amount of damages sought. On February 25, 1998, after trial, a jury rendered a verdict in Berry Sterling's action against Pescor Plastics. The jury found the '368 Patent to be invalid on the grounds of functionality and obviousness and awarded Pescor $150,000 on its counterclaim. The jury also found that Pescor willfully infringed the '368 Patent and awarded Berry Sterling damages of $1.2 million, but this award was not included in the judgment because of the finding of the invalidity of the Patent. On March 11, 1998, Berry Sterling filed a motion with the Court to set aside the verdict of invalidity and the award on the counterclaim, which was subsequently denied by the Court. On April 29, 1998, Berry Sterling filed a Notice of Appeal of the Court's judgment and the denial of its motion to set aside the jury's verdict. Oral argument for the appeal took place on January 5, 1999, and the Company is awaiting the Court's decision. The Court in the Packaging Resources case put the case on its suspense calendar pending the appeal in the Pescor Plastics case.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                    PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
       MATTERS


   There is no public trading market for any class of common stock of the Company, Holding, Berry Iowa, Berry Tri-Plas, Berry Sterling, Aerocon, PackerWare, Berry Design, Venture Packaging, Venture Midwest, Venture Southeast, NIM Holdings, Norwich Moulders, or Knight. With respect to the capital stock of Holding, as of March 30, 1999, there were three holders of the Class A Voting Common Stock, three holders of the Class A Nonvoting Common Stock, 41 holders of the Class B Voting Common Stock, 78 holders of the Class B Nonvoting Common Stock and 40 holders of the Class C Nonvoting Common Stock. All of the issued and outstanding common stock of the Company is held by Holding, and all of the issued and outstanding common stock of Berry Iowa, Berry Tri-Plas, Berry Sterling, Aerocon, Packerware, Berry Design, Venture Packaging, NIM Holdings, and Knight is held by the Company. All of the issued and outstanding common stock of Venture Midwest and Venture Southeast is held by Venture Packaging, and all of the issued and outstanding common stock of Norwich Moulders is held by NIM Holdings.


   On April 21, 1994, in connection with the 1994 Transaction, the Company paid a $50.0 million dividend to Holding, the holder of all of its common stock. Holding utilized the $50.0 million dividend to make a distribution to the holders of its common stock and holders of certain other equity interests.


   Other than the payment of the $50.0 million distribution described above, Holding has not paid cash dividends on its capital stock. Because Holding intends to retain any earnings to provide funds for the operation and expansion of the Company's business and to repay outstanding indebtedness, Holding does not intend to pay cash dividends on its common stock in the foreseeable future. Furthermore, as a holding company with no independent operations, the ability of Holding to pay cash dividends will be dependent on the receipt of dividends or other payments from the Company. Under the terms of the Indenture dated as of April 21, 1994 (the "1994 Indenture"), among the Company, Holding, Berry Iowa, Berry Tri-Plas and United States Trust Company of New York, as Trustee ("U.S. Trust", which relates to the 1994 Transaction, the Indenture dated June 18, 1996 (the "1996 Indenture"), between Holding and First Trust of New York, National Association, as Trustee, which relates to the 1996 Transaction, and also the Indenture dated August 24, 1998 (the "1998 Indenture"), among Holding, all of its direct and indirect subsidiaries and U.S. Trust, Holding and the Company are not permitted to pay any dividends on their common stock for the foreseeable future. In addition, the Credit Facility contains covenants which, among other things, restricts the payment of dividends by the Company. In addition, Delaware law limits Holding's ability to pay dividends from current or historical earnings or profits or capital surplus. Any determination to pay cash dividends on common stock of the Company or Holding in the future will be at the discretion of the Board of Directors of the Company and Holding, respectively.


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


   In August 1997, Holding authorized the creation of 200,000 shares of Series B Cumulative Preferred Stock. In conjunction with the Venture Packaging acquisition, on August 29, 1997, these shares were issued by Holding to certain selling shareholders of Venture Packaging as partial consideration for the stock of Venture Packaging. The Preferred Stock has a stated value of $25 per share, and dividends accrue at a rate of 14.75% per annum and will accumulate until declared and paid. The Preferred Stock ranks junior to the Series A Preferred Stock and prior to all other capital stock of Holding. In addition, Warrants to purchase 9,924 shares of Class B Non-Voting Common Stock at $108 per share were issued to the same selling shareholders of Venture Packaging. The securities described above were privately placed in a transaction exempt from the registration requirements of the Securities Act pursuant to Rule 505 of Regulation D promulgated thereunder.


   On August 1, 1997, Holding issued 3,009 shares of its Class B Nonvoting Common Stock to 19 members of management. The shares were sold for aggregate consideration of $324,972. The shares of stock were privately placed in a transaction exempt from the registration requirements of the Securities Act pursuant to Rule 505 of Regulation D promulgated thereunder.

   In July 1998, Holding issued 660 shares of its Class B Nonvoting Common Stock to 10 members of management. The shares were sold for aggregate consideration of $80,520. The shares of stock were privately placed in a transaction exempt from the registration requirements of the Securities Act pursuant to Rule 505 of Regulation D promulgated thereunder.


In August 1998, the Company issued $25.0 million aggregate principal amount of 12 1/4% Series B Senior Subordinated Notes due 2004, whereby Donaldson, Lufkin, and Jenrette Securities Corporation acted as initial purchaser in an offering exempt from the registration requirements under the Securities Act pursuant to Rule 144A promulgated thereunder. Underwriting discount and commissions for the offering were $791,250.

ITEM 6. SELECTED FINANCIAL DATA

   The following selected financial data are derived from the consolidated financial statements of Holding which have been audited by Ernst & Young LLP, independent auditors. The data should be read in conjunction with the consolidated financial statements, related notes and other financial information included herein. Holding's fiscal year is a 52/53 week period ending generally on the Saturday closest to December 31. All references herein to "1998," "1997," "1996," "1995," and "1994" relate to the fiscal years ended January 2, 1999, December 27, 1997, December 28, 1996, December 30, 1995, and December 31, 1994, respectively.

                                                  BPC HOLDING CORPORATION AND ITS SUBSIDIARIES
                                                                        FISCAL
                                       -----------------------------------------------------------------
                                          1998            1997           1996         1995        1994
                                       ---------       ---------      ---------    ---------   ---------
                                                               (IN THOUSANDS OF DOLLARS)
  Statement of Operations Data:

   Net sales .......................   $ 271,830       $ 226,953      $ 151,058     $140,681   $ 106,141
   Cost of goods sold ..............     199,227         180,249        110,110      102,484      73,997
                                       ---------       ---------      ---------    ---------   ---------
   Gross margin ....................      72,603          46,704         40,948       38,197      32,144
   Operating expenses (a) ..........      44,001          30,505         23,679       17,670      15,160
                                       ---------       ---------      ---------    ---------   ---------
   Operating income ................      28,602          16,199         17,269       20,527      16,984
   Other expenses (b) ..............       1,865             226            302          127         184
   Interest expense, net (c) .......      34,556          30,246         20,075       13,389      10,972
                                       ---------       ---------      ---------    ---------   ---------


      Income (loss) before
      income taxes and
      extraordinary charge .........      (7,819)        (14,273)        (3,108)       7,011      5,828

   Income taxes ....................        (249)            138            239          678         11
                                       ---------       ---------      ---------    ---------   ---------

   Income (loss) before
   extraordinary charge ............      (7,570)        (14,411)        (3,347)       6,333       5,817

   Extraordinary charge (d) ........        --              --             --           --         3,652
                                       ---------       ---------      ---------    ---------   ---------


      Net income (loss) ............      (7,570)        (14,411)        (3,347)       6,333       2,165

      Preferred stock dividends ....       3,551           2,558          1,116         --          --
      Amortization of
      preferred stock discount .....         292              74           --           --          --
                                       ---------       ---------      ---------    ---------   ---------

   Net income (loss)
   attributable to common
   shareholders ....................   $ (11,413)      $ (17,043)     $  (4,463)   $   6,333   $   2,165
                                       =========       =========      =========    =========   =========


   Common stock dividends ..........        --              --             --           --     $  50,000


Balance Sheet Data (at end of year):

   Working capital .................   $   4,762       $  20,863      $  15,910    $  13,012   $  13,393
   Fixed assets ....................     120,005         108,218         55,664       52,441      38,103
   Total assets ....................     255,317         239,444        145,798      103,465      91,790
   Total debt ......................     323,298         306,335        216,046     111,6761      12,287
   Stockholders' equity
   (deficit) .......................    (120,357)        (97,550)       (38,838)

Other Data:

   Depreciation and
   amortization (e) ................   $  24,830       $  19,026      $  11,331    $   9,536   $   8,176
   Capital expenditures ............      22,595          16,774         13,581       11,247       9,118


(a)Operating expenses include business start-up and machine integration expenses of $1,272 related to the 1997 Acquisitions (as hereinafter defined), plant consolidation expenses of $2,370 and $191 related to the shutdown of the Anderson, South Carolina and Reno, Nevada facilities, and start-up expenses of $109 and $142 related to the Norwich and Knight Acquisitions, respectively, during fiscal 1998; business start-up and machine integration expenses of $3,255 related to the 1997 Acquisitions, plant consolidation expenses of $480 and $368 related to the shutdown of the Winchester, Virginia and Reno, Nevada facilities, respectively, during fiscal 1997; compensation expense related to the 1996 Transaction of $2,762, Tri-Plas Acquisition start-up expenses of $671 and $907 for costs related to the consolidation of the Winchester, Virginia facility during fiscal 1996; pursued acquisition costs of $473 and business start-up expenses of $394 in fiscal 1995; and $116 in pursued acquisition costs in fiscal 1994.

(b)Other expenses consist of loss on disposal of property and equipment for the respective periods.

(c)Includes non-cash interest expense of $1,765, $2,005, $1,212, $950, and $1,178 in fiscal 1998, 1997, 1996, 1995, and 1994, respectively.

(d)During 1994, an extraordinary charge of $3.7 million (including a non-cash portion of $3.2 million) was recognized as a result of the retirement of debt concurrent with the issuance of the 1994 Notes.

(e)Depreciation and amortization excludes non-cash amortization of deferred financing and origination fees and debt discount amortization which are included in interest expense.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


   Unless the context discloses otherwise, the "Company" as used in this Management's Discussion and Analysis of Financial Condition and Results of Operations shall include Holding and its subsidiaries on a consolidated basis. The following discussion should be read in conjunction with the consolidated financial statements of Holding and its subsidiaries and the accompanying notes thereto, which information is included elsewhere herein.


   The Company is highly leveraged. The high degree of leverage could have important consequences, including, but not limited to, the following: (i) a substantial portion of Berry's cash flow from operations must be dedicated to the payment of principal and interest on its indebtedness, thereby reducing the funds available to Berry for other purposes; (ii) Berry's ability to obtain additional debt financing in the future for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes may be impaired; (iii) certain of Berry's borrowings will be at variable rates of interest, which will expose Berry to the risk of higher interest rates; (iv) the indebtedness outstanding under the Credit Facility is secured by substantially all of the assets of Berry and matures prior to the maturity of the Notes; (v) Berry is substantially more leveraged than certain of its competitors, which may place Berry at a competitive disadvantage, particularly in light of its acquisition strategy; and (vi) Berry's degree of leverage may hinder its ability to adjust rapidly to changing market conditions and could make it more vulnerable in the event of a downturn in general economic conditions or its business.

   Berry's ability to pay principal and interest on the Notes will depend on Berry's financial and operating performance, which in turn are subject to prevailing economic conditions and to certain financial, business and other factors beyond its control. However, if Berry cannot generate sufficient cash flow from operations to meet its obligations, then it may be forced to take actions such as reducing or delaying capital expenditures, selling assets, restructuring or refinancing its indebtedness, or seeking additional equity capital. There is no assurance that any of these remedies could be effected on satisfactory terms, if at all.

   Consolidated earnings have been insufficient to cover fixed charges by $8.6 million, $14.6 million, and $3.3 million for fiscal year 1998, 1997, and 1996, respectively. In addition, Holding has experienced consolidated net losses during each of such periods principally as a result of expenses and charges incurred in connection with acquisitions by Berry. These net losses were $7.6 million, $14.4 million, and $3.3 million for fiscal 1998, 1997, and 1996. Holding expects that it will continue to experience consolidated net losses for the foreseeable future.

YEAR ENDED JANUARY 2, 1999
COMPARED TO YEAR ENDED DECEMBER 27, 1997

   NET SALES. Net sales increased 19.8% to $271.8 million in 1998, up $44.9 million from $227.0 million in 1997, despite an approximate 2% decrease in net selling price due mainly to competitive market conditions. Container sales increased $34.5 million in 1998, primarily due to the continued market strength of base products and the Venture Packaging acquisition. Net sales in the drink cup product line increased $2.3 million in 1998 as a result of a large promotion. Aerosol overcap net sales increased approximately $2.0 million due to the Knight acquisition. Housewares net sales increased $4.0 million or 23% in 1998 due primarily to new products and strong market demands. The Norwich Acquisition also brought the Company into the U.K. market, primarily closures product sales, which provided an additional $7.3 million of net sales in 1998. Other product lines, including custom molded products and custom mold building, decreased $5.2 million due to large custom programs that occurred in 1997.

   GROSS MARGIN. Gross margin increased $25.9 million or 55.5% from $46.7 million (20.6% of net sales) in 1997 to $72.6 million (26.7% of net sales) in 1998. The increase in gross margin is primarily attributed to increased sales volume as described above, acquisition integration, productivity improvements, and lower raw material costs. A major focus during 1998 was the consolidation of products and business of the 1997 Acquisitions (as defined herein) to the most efficient tooling, providing customers with the best product and customer service. As part of the integration, the Company closed the Anderson, South Carolina facility, which was acquired in the Venture Packaging acquistion, in 1998 with the majority of the business being transferred to the Charlotte, North Carolina plant. Also, significant productivity improvements were made during the year, including the addition of state-of-the-art injection molding equipment, molds and printing equipment at several of the Company's facilities.

   OPERATING EXPENSES. Operating expenses during 1998 were $44.0 million (16.2% of net sales), compared with $30.5 million (13.4% of net sales) for 1997. Sales related expenses, including the cost of expanded sales coverage and higher product development and marketing expenses, increased $3.5 million, almost all a result of the 1997 Acquisitions. General and administrative expenses increased $7.8 million in 1998 primarily as a result of the 1997 and 1998 Acquisitions, increased patent litigation expenses and increased employee profit sharing expense. Intangible amortization increased from $2.2 million in 1997 to $4.1 million for 1998, primarily a result of the amortization of goodwill ascribed to acquired companies in 1997 and 1998. Other expense was $4.1 million for 1998 and 1997. The 1997 Acquisitions resulted in additional expenses of $3.2 million and $1.3 million in 1997 and 1998, respectively, for start-up related expenses. The PackerWare Acquisition included a facility in Reno, Nevada, which was closed in 1997. Expense related to the closing of the Reno facility was $0.5 million and $0.2 million in 1997 and 1998, respectively. Plant closing expenses related to the Winchester, Virginia facility resulted in expenses of $0.4 million for 1997. The closing of the Anderson, South Carolina facility resulted in 1998 expenses of $2.4 million.

   INTEREST EXPENSE AND INCOME. Net interest expense, including amortization of deferred financing costs for 1998, was $34.6 million (12.7% of net sales) compared to $30.2 million (13.3% of net sales) in 1997, an increase of $4.3 million. This increase is attributed to interest on borrowings related to the 1997 and 1998 acquisitions offset partially by principal reductions. Cash interest paid in 1998 was $33.2 million as compared to $29.9 million for 1997. Interest income for 1998 was $1.0 million, down from $2.0 million in 1997, which is attributable to an additional year of interest payments on the 1996 Notes from the escrow account.

   INCOME TAXES. During fiscal 1998, the Company recorded a benefit of $0.2 million in federal and state income tax, primarily due to a carryback claim, compared to an expense of $0.1 million for fiscal 1997. The Company continues to operate in a net operating loss carryforward position for federal income tax purposes.

   NET LOSS. The Company recorded a net loss of $7.6 million in 1998 compared to a $14.4 million net loss in 1997 for the reasons stated above.

YEAR ENDED DECEMBER 27, 1997
COMPARED TO YEAR ENDED DECEMBER 28, 1996


   NET SALES. Net sales increased 50.2% to $227.0 million in 1997, up $75.9 million from $151.1 million in 1996, which sales included an approximate 2% increase in net selling price due mainly to the impact of cyclical adjustments in the price of plastic resin. Container sales increased $30.1 million in 1997, primarily due to the continued market strength of base products and the Venture Packaging, Virginia Design, and Container Industries Acquisitions (such acquisitions, together with the PackerWare Acquisition, being collectively referred to as the "1997 Acquisitions"). Net sales in the drink cup product line increased $23.8 million in 1997 as a result of the PackerWare Acquisition and a strong increase in existing drink cup business. Aerosol overcap net sales were relatively flat, decreasing approximately $2.6 million. The PackerWare Acquisition also brought the Company into the housewares product market, which provided an additional $17.5 million of net sales in 1997. Other product lines, including custom molded products and custom mold building, increased $7.1 million due to large custom programs that occurred in 1997.

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

   OPERATING EXPENSES. Operating expenses during 1997 were $30.5 million (13.4% of net sales), compared with $23.7 million (15.7% of net sales) for 1996. Sales related expenses, including the cost of expanded sales coverage and higher product development and marketing expenses, increased $4.4 million, primarily a result of the 1997 Acquisitions ($3.3 million). General and administrative expenses decreased $2.3 million in 1997 primarily as a result of the $2.8 million one-time compensation expense incurred in 1996 which related to the 1996 Transaction. Intangible amortization increased from $0.5 million in 1996 to $2.2 million for 1997, primarily a result of the amortization of goodwill related to the 1997 Acquisitions.

   Other expense increased $2.6 million from $1.6 million for 1996 to $4.1 million in 1997. The 1997 Acquisitions resulted in a charge of $3.2 million in 1997 for start-up related expenses. The PackerWare Acquisition included a facility in Reno, Nevada, which was closed in 1997. Expense related to the closing of the Reno facility was $0.5 million in 1997. Plant closing expenses related to the Winchester, Virginia facility resulted in expenses of $0.4 million for 1997. Included in 1996 was a charge of $0.7 million of start-up related expense associated with the Tri-Plas Acquisition and $0.9 million related to the Winchester plant closing.

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


INCOME TAX MATTERS

      Holding has unused operating loss carryforwards of $26.0 million for federal income tax purposes which begin to expire in 2010. AMT credit carryforwards of approximately $2.8 million are available to Holding indefinitely to reduce future years' federal income taxes.

LIQUIDITY AND CAPITAL RESOURCES

   The Company has a credit facility with NationsBank, N.A. for a senior secured line of credit in an aggregate principal amount of $132.6 million (plus the UK Revolver (as defined herein) and the UK Term Loan (as defined herein)). The Credit Facility provides Berry with a $50.0 million revolving line of credit (plus (pound)1.5 million under the UK Revolver), subject to a borrowing base formula, $63.7 million in term loan facilities (plus (pound)4.5 million under the UK Term Loan), and $5.6 million in letters of credit to support Berry's and its subsidiaries' obligations under the Nevada Bonds. The indebtedness under the Credit Facility is guaranteed by Holding and the Company's subsidiaries. The Credit Facility requires the Company to comply with specified financial ratios and tests, including a minimum Tangible Capital Funds (as defined in the Credit Facility) test, maximum leverage ratio, interest coverage ratio, debt service coverage ratio and a fixed charge coverage ratio. The requirements of these tests may change on a quarterly basis. At January 2, 1999, the Credit Facility required the Company to have Tangible Capital Funds of not less than $22.0 million and a maximum leverage ratio of 4.0. In addition, the interest, debt service, and fixed charge coverage ratios could not be less than 1.0, 1.5, and 1.0, respectively. At January 2, 1999, the last quarterly test date, the Company was in compliance with all of the financial covenants tested on such date.
See "Business - The Credit Facility".


   The 1994 Indenture, the 1996 Indenture and the 1998 Indenture restrict the Company's ability to incur additional debt and contain other provisions which could limit the liquidity of the Company. At January 2, 1999, the Company had unused borrowing capacity under the Credit Facility's borrowing base of $26.3 million. Any additional indebtedness above the borrowing base requires approval from the Credit Facility's lenders.

   Net cash provided by operating activities was $34.1 million in 1998 as compared to $14.2 million in 1997. The increase was primarily the result of a decreased consolidated net loss in 1998 and additional depreciation and amortization as the result of acquisitions in 1997 and 1998.

      Capital expenditures in 1998 were $22.6 million, an increase of $5.8 million from $16.8 million in 1997. Included in capital expenditures during 1998 was $6.2 million relating to the addition of a new warehouse, production systems and offices necessary to support production operating levels throughout the Company. Capital expenditures also included investment of $11.7 million for molds, $2.2 million for molding and printing machines, and $2.5 million for miscellaneous accessory equipment and systems. The capital expenditure budget for 1999 is expected to be $25.8 million, including approximately $8.1 million for building and systems which includes a major plant renovation, $10.5 million for molds, $4.2 million for molding and printing machines, and $3.0 million for miscellaneous accessory equipment.

   Net cash provided by financing activities was $17.6 million in 1998 as compared to $80.4 million in 1997. The $62.8 million decrease can be attributed primarily to a $52.4 million decrease in borrowings to finance acquisitions.

   Increased working capital needs occur whenever the Company experiences strong incremental demand or a significant rise in the cost of raw material, particularly plastic resin. However, the Company anticipates that its cash interest, working capital and capital expenditure requirements for 1999 will be satisfied through a combination of funds generated from operating activities and cash on hand, together with funds available under the Credit Facility. Management bases such belief on historical experience and the substantial funds available under the Credit Facility. However, the Company cannot predict its future results of operations.

      The 1994 Indenture and 1998 Indenture restrict, and the Credit Facility prohibits, Berry's ability to pay any dividend or make any distribution of funds to Holding to satisfy interest and other obligations on the 1996 Notes. Based upon historical operating results, without a substantial increase in the operating results of Berry, management anticipates that it will be unable to generate sufficient cash flow to permit a dividend to Holding in an amount sufficient to meet Holding's interest payment obligations under the 1996 Notes which begin after the depletion in June 1999 of the escrow account that was established to pay such interest and the expiration of Holding's option to pay interest by issuing additional 1996 Notes. In that event, management anticipates that such obligations will only be met by refinancing the 1996 Notes or raising capital through equity offerings. No assurance can be given that then-current market conditions would permit Holding to consummate a refinancing or equity offering.

      At January 2, 1999, the Company's cash balance was approximately $2.3 million, and the Company had unused borrowing capacity under the Credit Facility's borrowing base of approximately $26.3 million.

GENERAL ECONOMIC CONDITIONS AND INFLATION

      The Company faces various economic risks ranging from an economic downturn adversely impacting the Company's primary markets to market fluctuations in plastic resin prices. In the short-term, rapid increases in resin cost may not be fully recovered through price increases to customers. Also, shortages of raw materials may occur from time to time. In the long-term, however, raw material availability and price changes generally do not have a material adverse effect on gross margin. Cost changes generally are passed through to customers. In addition, the Company believes that its sensitivity to economic downturns in its primary markets is less significant due to its diverse customer base and its ability to provide a wide array of products to numerous end markets.

   The Company believes that it is not affected by inflation except to the extent that the economy in general is thereby affected. Should inflationary pressures drive costs higher, the Company believes that general industry competitive price increases would sustain operating results, although there can be no assurance that this will be the case.

IMPACT OF YEAR 2000

   The Company has been working on modifying or replacing portions of its software since 1991 so that its computer systems will function properly with respect to dates in the Year 2000 and thereafter. Because the Company commenced this process early, the costs incurred to address this issue in any single year have not been significant. The Company's current business applications are Year 2000 compliant. Acquired businesses are converted to the Company's applications for Year 2000 compliance and consistency in applications and reporting. The most recent acquired business was converted to the Company's applications on March 1, 1999.

   However, the Company is currently in the process of replacing its current business software with a Year 2000 compliant package. This replacement is not due to any Year 2000 issues, but is needed to accommodate the changes the Company has experienced in its business due to acquisitions in recent years. The cost of this conversion is anticipated to be approximately $2.0 million. The accounting phase of this conversion was completed for all plants in January 1999. The remaining phases are scheduled to be completed by the end of 1999.

   Management of the Company believes it has an effective program in place to resolve all internal Year 2000 issues. An inventory of computer based systems has been compiled and verified through testing and supplier verification. All identified non-compliant equipment and software will be corrected before December 1999. The current estimated cost for this resolution is $110,000. These systems include personal computers, postage machines, plant automation and telephone system components.

   The major Year 2000 risks that face the Company are external suppliers of goods and services. The Company could incur material disruption in its ability to produce and deliver product should there be major disruptions in the economy or failure of "key suppliers". While it is impossible to account for the effectiveness of every supplier's Year 2000 efforts, the following are the steps that are in the process of being completed:

      Identification of "key suppliers" which include raw material, banking, transportation, service, and utility providers.


      Survey of these suppliers as to their Year 2000 status.


      Identification of suppliers not compliant or at risk.

      Risk assessment and contingency planning for "key suppliers".

   These steps will not be completed until some time during the 3rd quarter of 1999. This is due to the fact that some of the Company's suppliers are not targeting Year 2000 compliance until the summer of 1999.


   The amount of potential liability and lost revenue due to Year 2000 issues cannot be reasonably estimated at this time. The Company will be continually working throughout the year to minimize any Year 2000 risks.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


Not applicable.


                                      -26

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                        INDEX TO FINANCIAL STATEMENTS


                          INDEX TO FINANCIAL STATEMENTS

Report of Independent Auditors                                        F- 1
Consolidated Balance Sheets at January 2, 1999 and December 27, 1997 F- 2 Consolidated Statements of Operations for the years ended
 January 2, 1999, December 27, 1997, and December 28, 1996            F- 4
Consolidated Statements of Changes in Stockholders' Equity
 (Deficit) for the years ended January 2, 1999, December 27,
 1997, and December 28, 1996                                          F- 5
Consolidated Statements of Cash Flows for the years ended
 January 2, 1999,  December 27, 1997, and December 28, 1996           F- 6
Notes to Consolidated Financial Statements                            F- 7


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

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The following table sets forth certain information with respect to the executive officers, directors and certain key personnel of Holding and its subsidiaries:

                    NAME                         AGE                      TITLE                               ENTITY
                    ----                         ---                      -----                               ------
Roberto Buaron(1)(4).....................        52      Chairman and Director                     Company and Holding
                                                         President, Chief Executive Officer and    Company
Martin R. Imbler(1)(4)...................        51      Director
                                                         President and Director                    Holding
                                                         Executive Vice President, Operations      Company
Ira G. Boots.............................        45      and Director
                                                         Executive Vice President, Chief
                                                         Financial Officer, Treasurer and
James M. Kratochvil......................        42      Secretary                                 Company
                                                         Executive Vice President, Chief
                                                         Financial Officer and Secretary           Holding
                                                         Executive Vice President, Sales and
R. Brent Beeler..........................        46      Marketing                                 Company
Randy Hobson.............................        32      Vice President-- Sales and Marketing      Company
                                                         Vice President, Planning and
Ruth Richmond............................        36      Administration and Assistant Secretary    Company
                                                         Vice President and Plant Manager--
David Weaver.............................        36      Lawrence                                  Company
                                                         Vice President and Plant Manager--
Fredrick A. Heseman......................        46      Evansville                                Company
                                                         Vice President-- Sales and Marketing,
Bruce J. Sims............................        49      Housewares                                Company
George A. Willbrandt.....................        54      Vice President-- Sales and Marketing      Company
Lawrence G. Graev(2)(3)..................        54      Director                                  Company and Holding
                                                         Vice President, Assistant Secretary and
Joseph S. Levy(2)(3).....................        30      Director                                  Company and Holding
Donald J. Hofmann, Jr.(1)(2)(3)(4).......        41      Director                                  Company and Holding
Mathew J. Lori...........................        35      Director                                  Company and Holding
David M. Clarke..........................        48      Director                                  Company and Holding


(1)   Member of the Stock Option Committee of Holding.
(2)   Member of the Audit Committee of Holding.
(3)   Member of the Audit Committee of the Company.
(4)   Member of the Compensation Committee of the Company.

   ROBERTO BUARON has been Chairman and a Director of the Company since it was organized in December 1990. He has also served as Chairman and a Director of Holding since 1990. He is the Chairman and Chief Executive Officer of First Atlantic Capital, Ltd. ("First Atlantic"), which he founded in 1989. From 1987 to 1989, he was an Executive Vice President with Overseas Partners, Inc., an investment management firm. From 1983 to 1986 he was First Vice President of Smith Barney, Inc., and a General Partner of First Century Partnership, its venture capital affiliate. Prior to 1983, he was a Principal at McKinsey & Company. Mr. Buaron is also a director of CFP Holdings, Inc., a processed meat company.


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

   JAMES M. KRATOCHVIL was promoted to Executive Vice President, Chief Financial Officer, Secretary and Treasurer of the Company in December 1997. He formerly served as Vice President, Chief Financial Officer and Secretary of the Company since 1991, and as Treasurer of the Company since May 1996. He was also promoted to Executive Vice President, Chief Financial Officer and Secretary of Holding in December 1997. He formerly served as Vice President, Chief Financial Officer and Secretary of Holding since 1991. Mr. Kratochvil was employed by Old Berry from 1985 to 1991 as Controller.

   R. BRENT BEELER was promoted to Executive Vice President, Sales and Marketing in February, 1996. He formerly served as Vice President, Sales and Marketing of the Company since December 1990. Mr. Beeler was employed by Old Berry from October 1988 to December 1990 as Vice President, Sales and Marketing.

   RANDY HOBSON has been Vice President - Sales and Marketing of the Company since June 1998. Mr. Hobson was Marketing Manager - Containers for the Company from November 1997 to June 1998. Prior to that, he was a Regional Sales Manager from 1992 to November 1997. Mr. Hobson joined Old Berry in 1988.


   RUTH RICHMOND has been Assistant Secretary of Holding and the Company since April 1998. Ms. Richmond has been Vice President, Planning and Administration of the Company since January 1995. From January 1994 to December 1994, Ms. Richmond was Vice President and Plant Manager-Henderson. Ms. Richmond was Plant Manager-Henderson from February 1993 to January 1994 and Assistant General Manager-Henderson from February 1991 to February 1993. Ms. Richmond joined the accounting department of Old Berry in 1986.


   DAVID WEAVER has been Vice President and Plant Manager--Lawrence of the Company since January 1997. From January 1993 to January 1997, he was Vice President and Plant Manager--Iowa Falls. From February 1992 to January 1993, Mr. Weaver was Plant Manager-Iowa Falls and, prior to that, he was Maintenance Engineering Supervisor from July 1990 to February 1992. Mr. Weaver was a Project Engineer from January 1989 to July 1990 for Old Berry.

   FREDRICK A. HESEMAN was promoted to Vice President and Plant Manager--Evansville of the Company in December 1997. From October 1996 to December 1997, Mr. Heseman was Plant Manager--Evansville, and prior to that, he was Engineering Manager from December 1990 to October 1996. Mr. Heseman was employed by Old Berry from June 1987 to December 1990 as Engineering Manager.

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

   JOSEPH S. LEVY has been Vice President and Assistant Secretary of the Company and Holding since April 1995. Mr. Levy has been a Director of Holding and the Company since April 1998. Mr. Levy has been a Vice President of First Atlantic since December 1994. From 1991 to December 1994, Mr. Levy was an Associate at First Atlantic.

   DONALD J. HOFMANN, JR. has been a Director of Holding and the Company since June 1996. Mr. Hofmann has been a General Partner of Chase Capital Partners since 1992. Prior to that, he was head of MH Capital Partners Inc., the equity investment arm of Manufacturers Hanover. Mr. Hofmann is also a director of Advanced Accessory Systems, LLC, a manufacturer of towing and rack systems and related accessories for automobiles.

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

The New Stockholders Agreement (as defined herein) contains provisions regarding the election of directors. See "Certain Relationships and Related

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

ITEM 11.  EXECUTIVE COMPENSATION

   The following table sets forth a summary of the compensation paid by the Company to its Chief Executive Officer and the four other most highly compensated executive officers of the Company (collectively, the "Named Executive Officers") for services rendered in all capacities to the Company during fiscal 1998, 1997 and 1996:

                           SUMMARY COMPENSATION TABLE

                                                                                   LONG TERM
                                                            ANNUAL COMPENSATION  COMPENSATION
                                                            -------------------  ------------
                                                                                  SECURITIES
                                                    FISCAL                       UNDERLYING    OTHER
             NAME AND PRINCIPAL POSITION             YEAR    SALARY      BONUS     OPTIONS  COMPENSATION(1)
             ---------------------------             ----    ------      -----     -------  ---------------
Martin R. Imbler .................................   1998   $327,397   $ 46,697       --     $  1,650
     President and Chief Executive Officer .......   1997    307,396     87,623       --        1,520
                                                     1996    292,078    128,993      8,472    595,848

Ira G. Boots .....................................   1998    176,631     39,024       --        1,650
     Executive Vice President, Operations ........   1997    151,691     72,868       --        1,520
                                                     1996    145,735     94,205      5,214    239,335

James M. Kratochvil ..............................   1998    142,483     30,413       --        1,650
     Executive Vice President, Chief Financial ...   1997    119,459     56,307       --        1,520
     Officer, Treasurer and Secretary ............   1996    112,614     72,796      3,259    120,427

R. Brent Beeler ..................................   1998    145,218     32,621       --        1,650
     Executive Vice President, Sales and Marketing   1997    125,973     60,554       --        1,520
                                                     1996    121,108     72,796      3,259    120,427

George A. Willbrandt .............................   1998    182,823     39,024       --        1,650
     Vice President, Sales and Marketing .........   1997    214,788       --         --       11,303
                                                     1996    182,077    100,000       --      201,420

(1)Amounts shown reflect contributions by the Company under the Company's 401(k) plan and payments made under a one-time deferred bonus award plan. See "Certain Relationships and Related Transactions -- Management."

FISCAL YEAR-END OPTION HOLDINGS


   The following table provides information on the number of exercisable and unexercisable management stock options held by the Named Executive Officers at January 2, 1999.


                        FISCAL YEAR-END OPTION VALUES(1)

                            NUMBER OF UNEXERCISED        VALUE OF UNEXERCISED
                                  OPTIONS AT             IN-THE-MONEY OPTIONS
                               FISCAL YEAR-END            AT FISCAL YEAR-END
                NAME      EXERCISABLE/UNEXERCISABLE   EXERCISABLE/UNEXERCISABLE
                ----      -------------------------   -------------------------
                                    (#)(2)                      (2)

Martin R. Imbler ............     5,083/3,389           $355,810/$237,230
Ira G. Boots ................     3,128/2,086            218,960/146,020
James M. Kratochvil .........     1,955/1,304             136,850/91,280
R. Brent Beeler .............     1,955/1,304             136,850/91,280
George A. Willbrandt ........       780/520               54,600/36,400



(1)None of Holding's capital stock is currently publicly traded. The values reflect management's estimate of the fair market value of the Class B Nonvoting Common Stock at January 2, 1999.
(2)All options granted to management of the Company are exercisable for shares of Class B Nonvoting Common Stock, par value $.01 per share, of Holding.

DIRECTOR COMPENSATION

   Directors receive no cash consideration for serving on the Board of Directors of Holding or the Company, but directors are reimbursed for out-of-pocket expenses incurred in connection with their duties as directors.

EMPLOYMENT AGREEMENTS

   The Company has an employment agreement with Mr. Imbler (the "Imbler Employment Agreement") that expires on June 30, 2001. Base compensation under the Imbler Employment Agreement for fiscal 1998 was $327,397. The Imbler Employment Agreement also provides for an annual performance bonus of $50,000 to $175,000 based upon the Company's attainment of certain financial targets. The Company may terminate Mr. Imbler's employment for "cause" or upon a "disability" (as such terms are defined in the Imbler Employment Agreement). If the Company terminates Mr. Imbler "without cause" (as defined in the Imbler Employment Agreement), Mr. Imbler is entitled to receive, among other things, the greater of (i) one year's salary or (ii) 1/12 of one year's salary for each year (not to exceed 24 years in the aggregate) of employment with the Company. The Imbler Employment Agreement also contains customary noncompetition, nondisclosure and nonsolicitation provisions.

   The Company also has employment agreements with each of Messrs. Boots, Kratochvil, Beeler, and Willbrandt (each, an "Employment Agreement" and, collectively, the "Employment Agreements"), each of which expires on June 30, 2001. The Employment Agreements provided for fiscal 1998 base compensation of $176,631, $142,483, $145,218 and $182,823, respectively. Salaries are subject in each case to annual adjustment at the discretion of the Compensation Committee of the Board of Directors of the Company. The Employment Agreements entitle each executive to participate in all other incentive compensation plans established for executive officers of the Company. The Company may terminate each Employment Agreement for "cause" or a "disability" (as such terms are defined in the Employment Agreements). If the Company terminates an executive's employment without "cause" (as defined in the Employment Agreements), the Employment Agreements require the Company to pay certain amounts to the terminated executive, including (i) the greater of (A) one year's salary or (B) 1/12 of one year's salary for each year (not to exceed 24 years in the aggregate) of employment with the Company (other than Mr. Willbrandt, who would receive one year's salary), and (ii) certain benefits under applicable incentive compensation plans. Each Employment Agreement also includes customary noncompetition, nondisclosure and nonsolicitation provisions.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION


   The Company established the Compensation Committee comprised of Messrs. Buaron, Imbler, and Hoffman, in October 1996. The annual salary and bonus paid to Messrs. Imbler, Boots, Kratochvil, Beeler and Willbrandt for fiscal 1998 were determined by the Compensation Committee in accordance with their respective employment agreements. All other compensation decisions with respect to officers of the Company are made by Mr. Imbler pursuant to policies established in consultation with the Compensation Committee.


   The Company is party to an Amended and Restated Management Agreement (the "FACL Management Agreement") with First Atlantic pursuant to which First Atlantic provides the Company with financial advisory and management consulting services in exchange for an annual fee of $750,000 and reimbursement for out-of-pocket costs and expenses. In consideration of such services, the Company paid First Atlantic fees and expenses of $835,000 for fiscal 1998, $771,200 for fiscal 1997, and $787,600 for fiscal 1996. In connection with the 1996 Transaction, the FACL Management Agreement was amended to provide for a fee for services rendered in connection with certain transactions equal to the lesser of
(i) 1% of the total transaction value and (ii) $1,250,000 for any such transaction consummated plus out-of-pocket expenses in respect of such transaction, whether or not consummated. Also in connection with the 1996 Transaction, Holding paid a fee of $1,250,000 plus reimbursement for out-of-pocket expenses to First Atlantic for advisory services, including originating, structuring and negotiating the 1996 Transaction. First Atlantic received advisory fees of approximately $287,500 and $28,700 in January 1997 for originating, structuring and negotiating the PackerWare Acquisition and the Container Industries Acquisition, respectively. First Atlantic received advisory fees of approximately $117,900 and $531,600 in May 1997 and August 1997, respectively, for originating, structuring and negotiating the Virginia Design Acquisition and the Venture Packaging Acquisition, respectively. First Atlantic received advisory fees of approximately $140,000 and $180,000 in July 1998 and October 1998, respectively, for originating, structuring and negotiating the Norwich Acquisition and the Knight Acquisition, respectively. See "Certain Relationships and Related Transactions."

   Mr. Buaron, the Chairman and a director of Holding and the Company, is the Chairman and Chief Executive Officer of First Atlantic. Mr. Graev is a director of First Atlantic. As an officer and the sole stockholder of First Atlantic, Mr. Buaron is entitled to receive any bonuses paid and any dividends declared by First Atlantic on its capital stock, including any bonuses paid as a result of, and any dividends paid out of, the $1,250,000 fee paid by Holding to First Atlantic in connection with the 1996 Transaction or any of the fees paid with respect to the acquisitions described above. First Atlantic is engaged by International to provide certain financial and management consulting services for which it receives annual fees. First Atlantic and International have completely distinct ownership and equity structures. See "Certain Relationships and Related Transactions."

   Atlantic Equity Partners, L.P. (the "Fund"), a stockholder of Holding prior to the consummation of the 1996 Transaction, received approximately $67.6 million from the sale of its common stock in Holding and warrants to purchase common stock. First Atlantic is engaged by the Fund to provide certain financial and management consulting services for which it receives annual fees. First Atlantic and the Fund have completely distinct ownership and equity structures. Atlantic Equity Associates, L.P., a Delaware limited partnership ("AEA"), is the sole general partner of the Fund. Mr. Buaron is the sole shareholder of Buaron Capital Corporation ("Buaron Capital"). Buaron Capital is the managing and sole general partner of AEA. By virtue of their direct and indirect ownership interests in the Fund, Mr. Levy and Buaron Capital were entitled to receive a portion of the proceeds from the sale of the equity interests in Holding ($178,000 and $4,672,000, respectively). See "Certain Relationships and Related Transactions."

   In connection with the 1996 Transaction, Mr. Imbler, a director of the Company and Holding, and Messrs. Bell and Boots, a former director and director of the Company, respectively, received approximately $5.9 million, $2.5 million, and $2.4 million, respectively, from their sale of certain equity interests in Holding. In connection with the 1994 Transaction, the Company paid a $50.0 million dividend on its common stock to Holding, and Holding distributed that amount to its holders of equity interests. In connection therewith, Holding agreed to pay cash bonuses, upon the occurrence of certain events, to the members of management who held options under Holding's 1991 Stock Option Plan in amounts equal to the amounts they would have been entitled to had the shares of common stock underlying their unvested options been outstanding at the time of the declaration of the $50.0 million dividend by Holding. As a result of the 1996 Transaction, such bonuses were paid to Messrs. Imbler, Bell, and Boots in the amounts of approximately $594,000, $238,000, and $238,000, respectively. See "Certain Relationships and Related Transactions."


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

   Under the Option Plan, as of January 2, 1999, there were outstanding options to purchase an aggregate of 50,729 shares of Class B Nonvoting Common Stock to 68 employees of the Company, at an exercise price between $100 and $122 per share. Of that amount, options to purchase an aggregate of 21,504 shares have been issued to the Named Executive Officers in October 1996, at an exercise price of $100 per share, including 8,472 to Mr. Imbler, 5,214 to each of Messrs. Bell and Boots, 3,259 to each of Messrs. Beeler and Kratochvil, and 1,300 to Mr. Willbrandt.

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

                                         SHARES OF                                  SHARES OF
                                          VOTING                                    NONVOTING
                                      COMMON STOCK(1)                             COMMON STOCK(1)              PERCENTAGE OF
                                 -------------------------               -------------------------------------
                                                           PERCENTAGE OF                                       ALL CLASSES OF
      NAME AND ADDRESS OF                                     VOTING                                           COMMON STOCK
       BENEFICIAL OWNER            CLASS A     CLASS B     COMMON STOCK  CLASS A     CLASS B        CLASS C   (FULLY-DILUTED)
-----------------------------------------------------------------------------------------------------------------------------
Atlantic Equity Partners
    International II, L.P.(2) ...     --       128,142        54.4%        --         3,385          11,470     22.3%
Chase Venture Capital
    Associates, L.P.(3) .........   52,000       5,623 (4)    23.9      148,000      17,837 (4)        --       34.8
BPC Equity, LLC(5) ..............   31,200        --          13.2       88,800        --              --       18.7
Roberto Buaron(6) ...............     --       128,142        54.4         --         3,385          11,470     22.3
Martin R. Imbler ................     --         3,629         1.5         --        15,390 (7)         664      3.1
Joseph S. Levy(8) ...............     --            42           *         --           118              14        *
Lawrence G. Graev(9) ............     --          --          --           --          --              --       --
Donald J. Hofmann, Jr.(10) ......   52,000       5,623 (4)    23.9      148,000      17,837 (4)        --       34.8
Mathew J. Lori(11) ..............   52,000       5,623 (4)    23.9      148,000      17,837 (4)        --       34.8
David M. Clarke(12) .............   31,200        --          13.2       88,800        --              --       18.7
Ira G. Boots ....................     --         1,718           *         --         5,446(13)        --        1.1
James M. Kratochvil .............     --         1,196           *         --         5,359(14)         391      1.1
R. Brent Beeler .................     --         1,196           *         --         5,359(15)         391      1.1
George A. Willbrandt ............     --           520           *         --         2,260(16)         170        *
All officers and directors as
    a group (16 persons) ........   83,200     143,644        96.3      236,800      63,330          13,616     84.1

*  Less than one percent.

(1)The authorized capital stock of Holding consists of 3,500,000 shares of capital stock, including 2,500,000 shares of Common Stock, $.01 par value (the "Holding Common Stock"), and 1,000,000 shares of Preferred Stock, $.01 par value (the "Holding Preferred Stock"). Of the 2,500,000 shares of Holding Common Stock, 500,000 shares are designated Class A Voting Common Stock, 500,000 shares are designated Class A Nonvoting Common Stock, 500,000 shares are designated Class B Voting Common Stock, 500,000 shares are designated Class B Nonvoting Common Stock, and 500,000 shares are designated Class C Nonvoting Common Stock. Of the 1,000,000 shares of Holding Preferred Stock, 800,000 shares are designated Series A Senior Cumulative Exchangeable Preferred Stock, and 200,000 shares are designated Series B Cumulative Preferred Stock.
(2)Address is P. O. Box 847, One Capital Place, Fourth Floor, Grand Cayman, Cayman Islands, British West Indies. Atlantic Equity Associates International II, L.P., a Delaware limited partnership ("AEA II"), is the sole general partner of International and as such exercises voting and/or investment power over shares of capital stock owned by International, including the shares of Holding Common Stock held by International (the "International Shares"). Mr. Buaron is the sole shareholder of Buaron Holdings Ltd. ("BHL"). BHL is the sole general partner of AEA II. As the general partner of AEA II, BHL may be deemed to beneficially own the International Shares. BHL disclaims any beneficial ownership of any shares of capital stock owned by International, including the International Shares. Through his affiliation with BHL and AEA II, Mr. Buaron controls the sole general partner of International and therefore has the authority to control voting and/or investment power over, and may be deemed to beneficially own, the International Shares. Mr. Buaron disclaims any beneficial ownership of any of the International Shares.
(3)Address is 380 Madison Avenue, 12th Floor, New York, New York 10017.
(4)Represents warrants to purchase such shares of common stock held by CVCA which are currently exercisable.
(5)Address is c/o Aetna Life Insurance Company, Private Equity Group, IG6U, 151 Farmington Avenue, Hartford, Connecticut 06156. Aetna Life Insurance Company exercises voting and/or investment power over shares of capital stock owned by BPC Equity, LLC ("BPC Equity"), including shares of Holding Common Stock held by BPC Equity.
(6)Address is c/o First Atlantic Capital, Ltd., 135 East 57th Street, New York, New York 10022. Represents shares of Holding Common Stock owned by International. Mr. Buaron is the sole shareholder of BHL. BHL is the sole general partner of AEA II. AEA II is the sole general partner of International and as such, exercises voting and/or investment power over shares of capital stock owned by International, including the

   International Shares. Mr. Buaron, as the sole shareholder and Chief Executive Officer of BHL, controls the sole general partner of International and therefore has voting and/or investment power over, and may be deemed to beneficially own, the International Shares. Mr. Buaron disclaims any beneficial ownership of the International Shares.
(7)Includes 5,083 options granted to Mr. Imbler, which are presently exercisable.
(8)Address is c/o First Atlantic Capital, Ltd., 135 East 57th Street, New York, New York 10022.
(9)Address is c/o O'Sullivan Graev & Karabell, LLP, 30 Rockefeller Plaza, New York, New York 10112.
(10) Address is c/o Chase Capital Partners, 380 Madison Avenue, 12th Floor, New York, New York 10017. Represents shares owned by CVCA. Mr. Hofmann is a General Partner of Chase Capital Partners, which is the private equity investment arm of Chase Manhattan Corporation, which is an affiliate of CVCA. Mr. Hofmann disclaims any beneficial ownership of the shares of Holding Common Stock held by CVCA.
(11) Address is c/o Chase Capital Partners, 380 Madison Avenue, 12th Floor, New York, New York 10017. Represents shares owned by CVCA. Mr. Lori is a Principal with Chase Capital Partners, which is the private equity investment arm of Chase Manhattan Corporation, which is an affiliate of CVCA. Mr. Lori disclaims any beneficial ownership of the shares of Holding Common Stock held by CVCA.
(12) Address is c/o Aetna Life Insurance Company, Private Equity Group, IG6U, 151 Farmington Avenue, Hartford, Connecticut 06156. Represents shares owned by BPC Equity. Mr. Clarke is a Managing Director of Aetna, Inc., an affiliate of Aetna Life Insurance Company, which is a member of BPC Equity. Mr. Clarke disclaims any beneficial ownership of the shares of Holding Common Stock held by BPC Equity.
(13) Includes 3,128 options granted to Mr. Boots, which are currently exercisable.
(14) Includes 1,955 options granted to Mr. Kratochvil, which are currently exercisable.
(15) Includes 1,955 options granted to Mr. Beeler, which are currently exercisable.
(16) Includes 780 options granted to Mr. Willbrandt, which are currently exercisable.



ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

FIRST ATLANTIC

   Pursuant to the FACL Management Agreement, First Atlantic provides the Company with financial advisory and management consulting services in exchange for an annual fee of $750,000 and reimbursement for out-of-pocket costs and expenses. In consideration of such services, the Company paid First Atlantic fees and expenses of approximately $835,000 for fiscal 1998, $771,200 for fiscal 1997, and $787,600 for fiscal 1996. In connection with the 1996 Transaction, the FACL Management Agreement was amended to provide for a fee for services rendered in connection with certain transactions equal to the lesser of (i) 1% of the total transaction value and (ii) $1,250,000 for any such transaction consummated plus out-of-pocket expenses in respect of such transaction, whether or not consummated. Also in connection with the 1996 Transaction, Holding paid a fee of $1,250,000 plus reimbursement for out-of-pocket expenses to First Atlantic for advisory services, including originating, structuring and negotiating the 1996 Transaction. First Atlantic received advisory fees of approximately $287,500 and $28,700 in January 1997 for originating, structuring and negotiating the PackerWare Acquisition and the Container Industries Acquisition, respectively. First Atlantic received advisory fees of approximately $117,900 and $531,600 in May 1997 and August 1997, respectively, for originating, structuring and negotiating the Virginia Design Acquisition and the Venture Packaging Acquisition, respectively. First Atlantic received advisory fees of approximately $140,000 and $180,000 in July 1998 and October 1998, respectively, for originating, structuring and negotiating the Norwich Acquisition and the Knight Acquisition, respectively.

   Mr. Buaron, the Chairman and a director of Holding and the Company, is the Chairman and Chief Executive Officer of First Atlantic. As an officer and the sole stockholder of First Atlantic, Mr. Buaron is entitled to receive any bonuses paid and any dividends declared by First Atlantic on its capital stock, including any bonuses paid as a result of, and any dividends paid out of, the $1,250,000 fee paid by Holding to First Atlantic in connection with the 1996 Transaction or any of the fees paid with respect to the acquisitions described above. Mr. Graev is also a director of First Atlantic, and Mr. Levy is an officer of First Atlantic. First Atlantic is engaged by International to provide certain financial and management consulting services for which it receives annual fees. First Atlantic and International have completely distinct ownership and equity structures.

   Atlantic Equity Partners, L.P. (the "Fund"), a stockholder of Holding prior to the consummation of the 1996 Transaction, received approximately $67.6 million from the sale of its common stock in Holding and warrants to purchase common stock. First Atlantic is engaged by the Fund to provide certain financial and management consulting services for which it receives annual fees. First Atlantic and the Fund have completely distinct ownership and equity structures. AEA is the sole general partner of the Fund. Mr. Buaron is the sole shareholder of Buaron Capital, and Buaron Capital is the managing and sole general partner of AEA. By virtue of their direct and indirect ownership interests in the Fund, Mr. Levy and Buaron Capital are entitled to receive a portion of the proceeds from the sale of the equity interests in Holding ($178,000 and $4,672,000, respectively).

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

STOCKHOLDERS AGREEMENTS

   In connection with the 1996 Transaction, Holding entered into a Stockholders Agreement dated as of June 18, 1996 (the "New Stockholders Agreement") with the Common Stock Purchasers, certain Management Stockholders (as defined herein) and, for limited purposes thereunder, the Preferred Stock Purchasers. The New Stockholders Agreement grants the Common Stock Purchasers certain rights and obligations, including the following: (i) until the occurrence of certain events specified in the New Stockholders Agreement, to designate the members of a seven person Board of Directors as follows: (A) one director will be Roberto Buaron or his designee; (B) International will have the right to designate three directors (who are currently Messrs. Graev, Imbler and Levy); (C) CVCA will have the right to designate two directors (who are currently Messrs. Hofmann and Lori); and (D) the institutional holders (excluding International and CVCA) will have the right to designate one director (who is currently Mr. Clarke); (ii) in the case of certain Common Stock Purchasers, to subscribe for a proportional share of future equity issuances by Holding; (iii) under certain circumstances and in the case of International or CVCA, to cause the initial public offering of equity securities of Holding or a sale of Holding subsequent to the fifth anniversary of the closing of the 1996 Transaction and (iv) under certain circumstances and in the case of a majority in interest of the institutional holders, to cause the initial public offering of equity securities of Holding or a sale of Holding subsequent to the sixth anniversary of the closing of the 1996 Transaction. Provisions under the New Stockholders Agreement also (i) prohibit Holding from taking certain actions without the consent of holders of a majority of voting stock held by CVCA and the institutional holders other than International (or, following the occurrence of certain events, International's consent), including certain transactions between Holding and any subsidiary, on the one hand, and First Atlantic or any of its affiliates, on the other hand; (ii) obligate Holding to provide certain Common Stock Purchasers with financial and other information regarding Holding and to provide access and inspection rights to all Common Stock Purchasers; and (iii) restrict transfers of equity by the Common Stock Purchasers, subject to certain exceptions (including for transfers of up to 10% of the equity (including warrants to purchase equity) held by each Common Stock Purchaser on the date of the New Stockholders Agreement). Pursuant to the New Stockholders Agreement, under certain circumstances the Preferred Stock Purchasers (and their transferees) have tag-along rights with respect to the 1996 Warrants and the Holding Common Stock issuable upon exercise of the 1996 Warrants. Under specified circumstances and subject to certain exceptions, the Preferred Stock Purchasers (and their transferees) are entitled to include a pro rata share of their Preferred Stock in a transaction (or series of related transactions) involving the transfer by International, CVCA and the Institutional Holders (as defined in the New Stockholders Agreement) of more than 50% of the aggregate amount of securities held by them immediately following the closing of the 1996 Transaction.

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

   Holding is also party to the Amended and Restated Stockholders Agreement dated June 18, 1996 (the "Management Stockholders Agreement"), with International and all management shareholders including, among others, Messrs. Imbler, Boots, Kratochvil, Beeler, and Willbrandt (collectively, the "Management Stockholders"). The Management Stockholders Agreement contains provisions (i) limiting transfers of equity by the Management Stockholders; (ii) requiring the Management Stockholders to sell their shares as designated by Holding or International upon the consummation of certain transactions; (iii) granting the Management Stockholders certain rights of co-sale in connection with sales by International; (iv) granting Holding rights to repurchase capital stock from the Management Stockholders upon the occurrence of certain events; and (v) requiring the Management Stockholders to offer shares to Holding prior to any permitted transfer.

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

TRANSACTIONS WITH AFFILIATES

   The 1996 Indenture, the New Stockholders Agreement, the 1994 Indenture, the 1998 Indenture, and the Credit Facility restrict the Company's and its affiliates' ability to enter into transactions with their affiliates, including their officers, directors and principal stockholders.

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

            (b)   Reports on Form 8-K


                  A report on Form 8-K/A was filed by Berry on March 19, 1999. Under Item 7 (b) on Form 8-K/A, Berry amended pro forma financial information related to the Norwich Moulders Acquisition.

                        REPORT OF INDEPENDENT AUDITORS


The Stockholders and Board of Directors
BPC Holding Corporation


We have audited the accompanying consolidated balance sheets of BPC Holding Corporation and subsidiaries as of January 2, 1999 and December 27, 1997, and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for each of the three years in the period ended January 2, 1999. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of Holding's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.


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


In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of BPC Holding Corporation and subsidiaries at January 2, 1999 and December 27, 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended January 2, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.




                                                       /S/ ERNST & YOUNG LLP

Indianapolis, Indiana
February 19, 1999

                             BPC HOLDING CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                            (IN THOUSANDS OF DOLLARS)

                                                        JANUARY 2,  DECEMBER 27,
                                                           1999       1997
                                                         --------   --------
 ASSETS
 Current assets:
      Cash and cash equivalents .......................  $  2,318   $  2,688
            Accounts receivable (less allowance for
            doubtful accounts of $1,651 at January
            2, 1999 and $1,038 at December 27, 1997) ..    29,951     28,385
      Inventories:
                     Finished goods ...................    23,146     22,029
                     Raw materials and supplies .......     8,556      7,429
                                                         --------   --------
                                                           31,702     29,458
      Prepaid expenses and other receivables ..........     1,665      1,834
      Income taxes recoverable ........................       577      1,167
                                                         --------   --------
Total current assets ..................................    66,213     63,532

Assets held in trust ..................................     6,679     19,738

Property and equipment:
      Land ............................................     7,769      5,811
      Buildings and improvements ......................    38,960     33,891
      Machinery, equipment and tooling ................   141,054    122,991
      Automobiles and trucks ..........................     1,386      1,241
      Construction in progress ........................    11,780     10,357
                                                         --------   --------
                                                          200,949    174,291
      Less accumulated depreciation ...................    80,944     66,073
                                                         --------   --------
                                                          120,005    108,218
Intangible assets:
      Deferred financing and origination fees, net ....    10,327     10,849
      Covenants not to compete, net ...................     4,071      3,940
      Excess of cost over net assets acquired, net ....    44,536     30,303
      Deferred acquisition costs ......................        20         13
                                                         --------   --------
                                                           58,954     45,105
Deferred income taxes .................................     2,758      2,049
Other .................................................       708        802
                                                         ========   ========
Total assets ..........................................  $255,317   $239,444
                                                         ========   ========

                                                        JANUARY 2,  DECEMBER 27,
                                                           1999         1997
                                                         ---------    ---------
 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
 Current liabilities:
   Accounts payable ..................................   $  18,059    $  16,732
   Accrued expenses and other liabilities ............      10,863        7,162
   Accrued interest ..................................       4,166        3,612
   Employee compensation and payroll taxes ...........       8,953        7,489
   Income taxes ......................................          22           55
   Current portion of long-term debt .................      19,388        7,619
                                                         ---------    ---------
 Total current liabilities ...........................      61,451       42,669

 Long-term debt, less current portion ................     303,910      298,716
 Accrued dividends on preferred stock ................       7,225        3,674
 Deferred income taxes ...............................         497         --
 Other liabilities ...................................       2,591        3,360
                                                         ---------    ---------
                                                           375,674      348,419

 Stockholders' equity (deficit):
  Series A Preferred Stock; 800,000 shares

     authorized; 600,000 shares issued and
     outstanding (net of discount of $2,770 at
     January 2, 1999 and $3,062 at December 27, 1997)       11,801       11,509
  Series B Preferred Stock; 200,000 shares

     authorized, issued and outstanding ..............       5,000        5,000
  Class A Common Stock; $.01 par value:
     Voting; 500,000 shares authorized; 91,000 shares
     issued and outstanding ..........................           1            1
     Nonvoting; 500,000 shares authorized; 259,000
     shares issued and outstanding ...................           3            3
  Class B Common Stock; $.01 par value:
     Voting; 500,000 shares authorized; 145,058
     shares issued and 144,546 shares outstanding ....           1            1
     Nonvoting; 500,000 shares authorized; 58,612
     shares issued and 56,937 shares outstanding .....           1            1
  Class C Common Stock; $.01 par value:  Nonvoting;
     500,000 shares authorized; 17,000 shares issued
     and 16,833 shares outstanding ...................        --           --
  Treasury stock:  512 shares Class B Voting Common
     Stock; 1,675 shares Class B Nonvoting Common
     Stock; and 167 shares Class C Nonvoting Common
     Stock ...........................................        (280)         (22)
  Additional paid-in capital .........................      45,611       49,374
  Warrants ...........................................       3,511        3,511
  Retained earnings (deficit) ........................    (185,923)    (178,353)
  Accumulated other comprehensive income (loss) ......         (83)        --

                                                         ---------    ---------
Total stockholders' equity (deficit) .................    (120,357)    (108,975)
                                                         =========    =========
 Total liabilities and stockholders' equity (deficit)    $ 255,317    $ 239,444
                                                         =========    =========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                            BPC HOLDING CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                            (IN THOUSANDS OF DOLLARS)

                                               YEAR ENDED
                                   ------------------------------------

                                        JANUARY 2,    DECEMBER 27,  DECEMBER 28,
                                           1999          1997          1996
                                        ---------     ---------     ---------

Net sales ............................  $ 271,830     $ 226,953     $ 151,058
Cost of goods sold ...................    199,227       180,249       110,110
                                        ---------     ---------     ---------
Gross margin .........................     72,603        46,704        40,948

Operating expenses:
    Selling ..........................     14,780        11,320         6,950
    General and administrative .......     19,308        11,505        13,769
    Research and development .........      1,690         1,310           858
    Amortization of intangibles ......      4,139         2,226           524

   Other expenses ....................      4,084         4,144         1,578

                                        ---------     ---------     ---------
Operating income .....................     28,602        16,199        17,269

Other expenses:
    Loss on disposal of
    property and equipment ...........      1,865           226           302
                                        ---------     ---------     ---------
Income before interest and taxes .....     26,737        15,973        16,967

Interest:
    Expense ..........................    (35,555)      (32,237)      (21,364)
    Income ...........................        999         1,991         1,289
                                        ---------     ---------     ---------
Loss before income taxes .............     (7,819)      (14,273)       (3,108)
Income taxes (benefit) ...............       (249)          138           239
                                        ---------     ---------     ---------
Net loss .............................     (7,570)      (14,411)       (3,347)


Preferred stock dividends ............     (3,551)       (2,558)       (1,116)
Amortization of preferred stock
discount .............................       (292)          (74)         --

                                        ---------     ---------     ---------
Net loss attributable to common
shareholders .........................  $ (11,413)    $ (17,043)    $  (4,463)
                                        =========     =========     =========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                             BPC HOLDING CORPORATION


                                                 COMMON STOCK                 PREFERRED STOCK
                                       --------------------------------   ----------------------

                                                                                                                ADDITIONAL
                                                                                                   TREASURY      PAID-IN
                                        CLASS A     CLASS B     CLASS C    CLASS A      CLASS B     STOCK        CAPITAL
                                       ---------   ---------   --------   ---------    ---------   ---------    ---------
Balance at December 31, 1995 (1) ...   $    --     $    --     $   --     $    --      $    --     $     (58)   $     960

Net loss ...........................        --          --         --          --           --          --           --
Market value adjustment - warrants .        --          --         --          --           --          --         (1,145)
Exercise of stock options ..........        --          --         --          --           --          --          1,130
Distribution on sale of equity
interests ..........................        --          --         --          --           --            58       (1,424)
Proceeds from newly issued equity ..           4           2       --        14,571         --          --         52,797
Payment of deferred compensation ...        --          --         --          --           --          --            479
Issuance of private warrants .......        --          --         --        (3,511)        --          --           --
Accrued dividends on preferred stock        --          --         --          --           --          --         (1,116)
Amortization of preferred stock
discount ...........................        --          --         --           156         --          --           --
Purchase treasury stock from
management .........................        --          --         --          --           --           (22)        --
                                       ---------   ---------   --------   ---------    ---------   ---------    ---------

Balance at December 28, 1996 .......           4           2       --        11,216         --           (22)      51,681
                                       ---------   ---------   --------   ---------    ---------   ---------    ---------

Net loss ...........................        --          --         --          --           --          --           --
Sale of stock to management ........        --          --         --          --           --          --            325
Issuance of preferred stock ........        --          --         --          --          5,000        --           --
Accrued dividends on preferred stock        --          --         --          --           --          --         (2,558)
Amortization of preferred stock
discount ...........................        --          --         --          _293         --          --            (74)
                                       ---------   ---------   --------   ---------    ---------   ---------    ---------

Balance at December 27, 1997 .......           4           2   $   --        11,509        5,000         (22)      49,374
                                       ---------   ---------   --------   ---------    ---------   ---------    ---------

Net loss ...........................        --          --         --          --           --          --           --
Sale of stock to management ........        --          --         --          --           --          --             80
Purchase treasury stock from
management .........................        --          --         --          --           --          (258)        --
Translation loss ...................        --          --         --          --           --          --           --
Accrued dividends on preferred stock        --          --         --          --           --          --         (3,551)
Amortization of preferred stock
discount ...........................        --          --         --          _292         --          --           (292)
                                       ---------   ---------   --------   ---------    ---------   ---------    ---------

Balance at January 2, 1999 .........   $       4   $       2   $   --     $  11,801    $   5,000   $    (280)   $  45,611
                                       =========   =========   ========   =========    =========   =========    =========

                                                                 ACCUMULATED
                                                                    OTHER
                                                      RETAINED  COMPREHENSIVE               COMPREHENSIVE
                                         WARRANTS     EARNINGS  INCOME (LOSS)    TOTAL      INCOME (LOSS)
                                        ---------    ---------    ---------    ---------    ---------

Balance at December 31, 1995 (1) ...    $   4,034    $ (37,420)   $    --      $ (32,484)   $    --

Net loss ...........................         --         (3,347)        --         (3,347)      (3,347)
Market value adjustment - warrants .        9,399       (8,254)        --           --           --
Exercise of stock options ..........         --           --           --          1,130         --
Distribution on sale of equity
interests ..........................      (13,433)    (114,921)        --       (129,720)        --
Proceeds from newly issued equity ..         --           --           --         67,374         --
Payment of deferred compensation ...         --           --           --            479         --
Issuance of private warrants .......        3,511         --           --           --           --
Accrued dividends on preferred stock         --           --           --         (1,116)        --
Amortization of preferred stock
discount ...........................         --           --           --            156         --
Purchase treasury stock from
management .........................         --           --           --            (22)        --
                                        ---------    ---------    ---------    ---------    ---------

Balance at December 28, 1996 .......        3,511     (163,942)        --        (97,550)      (3,347)
                                        ---------    ---------    ---------    ---------    =========

Net loss ...........................         --        (14,411)        --        (14,411)     (14,411)
Sale of stock to management ........         --           --           --            325         --
Issuance of preferred stock ........         --           --           --          5,000         --
Accrued dividends on preferred stock         --           --           --         (2,558)        --
Amortization of preferred stock
discount ...........................         --           --           --            219         --
                                        ---------    ---------    ---------    ---------    ---------

Balance at December 27, 1997 .......        3,511     (178,353)        --       (108,975)     (14,411)
                                        ---------    ---------    ---------    ---------    =========

Net loss ...........................         --         (7,570)        --         (7,570)      (7,570)
Sale of stock to management ........         --           --           --             80         --
Purchase treasury stock from
management .........................         --           --           --           (258)        --
Translation loss ...................         --           --            (83)         (83)         (83)
Accrued dividends on preferred stock         --           --           --         (3,551)        --
Amortization of preferred stock
discount ...........................         --           --           --           --           --
                                        ---------    ---------    ---------    ---------    ---------

Balance at January 2, 1999 .........    $   3,511    $(185,923)   $     (83)   $(120,357)   $  (7,653)
                                        =========    =========    =========    =========    =========



(1) Old Class A and Class B Common Stock was redeemed in connection with the 1996 Transaction (see Note 9).

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                             BPC HOLDING CORPORATION


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS OF DOLLARS)

                                                            YEAR ENDED
                                        -------------------------------------------
                                        JANUARY 2,     DECEMBER 27,   DECEMBER 28,
                                           1999            1997           1996
                                        ------------   -------------  -------------
OPERATING ACTIVITIES

Net loss ................................   $  (7,570)   $ (14,411)   $  (3,347)
Adjustments to reconcile net loss to
   net cash provided by operating
   activities:
            Depreciation ................      20,690       16,800       10,807
            Non-cash interest expense ...       1,765        2,005        1,212
            Amortization ................       4,140        2,226          524
            Interest funded by assets held
             in trust ...................      13,059       11,255        5,412
            Non-cash compensation .......         600         --            358
            Write-off of deferred
             acquisition costs ..........        --            515         --
            Loss on sale of property
             and equipment ..............       1,865          226          302
            Deferred income taxes .......        (709)        --             53
            Changes in operating
             assets and liabilities:
                  Accounts receivable,
                   net ..................       4,413       (2,290)      (1,716)
                  Inventories ...........        (252)       2,767       (1,710)
                  Prepaid expenses and
                   other receivables ....       1,016         (137)         520
                  Other assets ..........         (43)        (225)          (5)
                  Accounts payable and
                   accrued expenses .....      (4,810)      (4,516)       1,899
                  Income taxes payable ..         (33)         (61)         117
                                            ---------    ---------    ---------
Net cash provided by operating
activities ..............................      34,131       14,154       14,426

INVESTING ACTIVITIES
Additions to property and equipment .....     (22,595)     (16,774)     (13,581)
Proceeds from disposal of property and
 equipment ..............................       4,471        1,078           94
Acquisitions of businesses ..............     (33,996)     (86,406)      (1,152)
                                            ---------    ---------    ---------
Net cash used for investing activities ..     (52,120)    (102,102)     (14,639)

FINANCING ACTIVITIES
Proceeds from long-term borrowings ......      44,044       85,703      105,000
Payments on long-term borrowings ........     (24,906)      (2,821)        (717)
Purchase of treasury stock from
 management .............................        (258)        --           --
Exercise of management stock options ....        --           --          1,130
Proceeds from issuance of common stock ..          80          325       52,797
Proceeds from issuance of preferred
stock and warrants ......................        --           --         14,571
Rollover investments and share
 repurchases ............................        --           --       (125,219)
Assets held in trust ....................        --           --        (35,600)
Net payments to public warrant holders ..        --           --         (4,502)
Debt issuance costs .....................      (1,341)      (2,763)      (5,090)
                                            ---------    ---------    ---------
Net cash provided by financing
 activities .............................      17,619       80,444        2,370
                                            ---------    ---------    ---------

Net increase (decrease) in cash and
 cash equivalents .......................        (370)      (7,504)       2,157
Cash and cash equivalents at beginning
 of year ................................       2,688       10,192        8,035
                                            ---------    ---------    ---------

Cash and cash equivalents at end of
 year ...................................   $   2,318    $   2,688    $  10,192
                                            =========    =========    =========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (IN THOUSANDS OF DOLLARS, EXCEPT AS OTHERWISE NOTED)


NOTE 1. ORGANIZATION

BPC Holding Corporation ("Holding"), through its subsidiaries Berry Plastics Corporation ("Berry" or the "Company"), Berry Iowa Corporation ("Berry Iowa"), Berry Sterling Corporation ("Berry Sterling"), Berry Tri-Plas Corporation ("Berry Tri-Plas"), Berry Plastics Design Corporation ("Berry Design"), PackerWare Corporation ("PackerWare"), Venture Packaging, Inc. ("Venture Packaging") and its subsidiaries Venture Packaging Midwest, Inc. and Venture Packaging Southeast, Inc., NIM Holdings Limited and its subsidiary Norwich Injection Moulders Limited, and Knight Plastics, Inc., manufactures and markets plastic packaging products through its facilities located in Evansville, Indiana; Henderson, Nevada; Iowa Falls, Iowa; Charlotte, North Carolina; York, Pennsylvania; Suffolk, Virginia; Woodstock, Illinois; North Walsham, England; Monroeville, Ohio; and Lawrence, Kansas.

In conjunction with the PackerWare acquisition in January 1997 (see Note 3), the Company also acquired a manufacturing facility in Reno, Nevada. This facility was closed in 1997, and its operations were consolidated into the Henderson, Nevada facility. In March 1998, Berry announced the consolidation of its Anderson, South Carolina facility with other Company locations with the majority of the business moving to the Charlotte, North Carolina and Monroeville, Ohio facilities.

Holding's fiscal year is a 52/53 week period ending generally on the Saturday closest to December 31. All references herein to "1998", "1997," and "1996" relate to the fiscal years ended January 2, 1999, December 27, 1997, and December 28, 1996, respectively.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION AND BUSINESS


The consolidated financial statements include the accounts of Holding and its subsidiaries all of which are wholly-owned. Intercompany accounts and transactions have been eliminated in consolidation. Holding, through its wholly-owned subsidiaries, operates in two primary industry segments. The Company is a manufacturer and marketer of plastic packaging, with sales concentrated in three product groups within this market: aerosol overcaps, rigid open-top containers, and plastic drink cups. In addition, the Company is a manufacturer in the retail housewares/lawn and garden market. The Company's customers are located principally throughout the United States, without significant concentration in any one region or any one customer. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral.


Purchases of various densities of plastic resin used in the manufacture of the Company's products aggregated approximately $62 million in 1998 (excluding specialty resins). Dow Chemical Corporation is the principal supplier (approximately 54%) of the Company's total resin material requirements. The Company also uses other suppliers such as Union Carbide, Chevron, Phillips and Equistar to meet its resin requirements. The Company does not anticipate any material difficulty in obtaining an uninterrupted supply of raw materials at competitive prices in the near future. However, should a significant shortage of the supply of resin occur, changes in both the price and availability of the principal raw material used in the manufacture of the Company's products could occur and result in financial disruption to the Company.

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

INTANGIBLE ASSETS

Origination fees relating to the 1994 Notes, 1996 Notes, 1998 Notes and deferred financing fees are being amortized using the straight-line method over the lives of the respective debt agreements.


Covenants not to compete are being amortized over the respective lives of the agreements.


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


REVENUE RECOGNITION

Revenue from sales of products is recognized at the time product is shipped to the customer.


USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

RECLASSIFICATIONS

Certain amounts on the 1997 and 1996 financial statements have been reclassified to conform with the 1998 presentation.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

On December 28, 1997, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (FAS 130) which establishes new rules for the reporting and display of comprehensive income and its components (net income and "other comprehensive income"). Adoption of the Statement had no impact on the Company's financial position.

In fiscal 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (FAS 131) which changes the basis on which public business enterprises report information about operating segments. The Company has two reportable segments: packaging products and housewares products. The Company's packaging business consists of three primary market groups: aerosol overcaps, containers, and plastic drink cups. The Company's housewares business consists of semi-disposable plastic housewares and plastic lawn and garden products, sold primarily through major national retail marketers and national chain stores.

The Company evaluates performance and allocates resources based on operating income before depreciation and amortization of intangibles adjusted to exclude
(i) market value adjustment related to stock options, (ii) other non-recurring or "one-time" expenses, (iii) management fees and reimbursed expenses paid to First Atlantic and (iv) certain legal expenses associated with unusual litigation ("Adjusted EBITDA"). The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. The Company's reportable segments are business units that offer different products to different markets.

                                                     YEAR ENDED
                                        --------------------------------------

                                        JANUARY 2,   DECEMBER 27,   DECEMBER 28,
                                           1999         1997           1996
                                        ---------     ---------     ---------
    Net sales:
  Packaging products .................  $ 250,270     $ 209,433     $ 151,058
  Housewares products ................     21,560        17,520          --
Adjusted EBITDA:
  Packaging products .................     56,102        38,016        34,068
  Housewares products ................      3,662         2,253          --
Total assets:
  Packaging products .................    218,537       202,198       145,798
  Housewares products ................     36,780        37,246          --

 Reconciliation of Adjusted
EBITDA to loss before income
taxes:
  Adjusted EBITDA for
reportable segments ..................  $  59,764     $  40,269     $  34,068
  Net interest expense ...............    (34,556)      (30,246)      (20,075)
  Depreciation .......................    (20,690)      (16,800)      (10,807)
  Amortization .......................     (4,140)       (2,226)         (524)
  Loss on disposal of property
and equipment ........................     (1,865)         (226)         (302)
  One-time expenses ..................     (4,860)       (4,216)       (4,361)
  Stock option market value
adjustment ...........................       (600)         --            (358)
  Management fees ....................       (872)         (828)         (749)

                                        ---------     ---------     ---------
  Loss before income taxes ...........  $  (7,819)    $ (14,273)    $  (3,108)
                                        =========     =========     =========

NOTE 3.  ACQUISITIONS

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

On July 2, 1998, NIM Holdings, a newly-formed, wholly-owned subsidiary of Berry, acquired all of the capital stock of Norwich Moulders of Norwich, England for aggregate consideration of approximately $14.0 million. The purchase was primarily financed through the Credit Facility (see Note 9). The operations of Norwich Moulders are included in Berry's operations since the acquisition date using the purchase method of accounting.

On October 16, 1998, Knight Plastics, Inc. ("Knight"), a newly formed wholly-owned subsidiary of Berry, acquired substantially all of the assets of the Knight Engineering and Plastics Division of Courtaulds Packaging Inc. for aggregate consideration of approximately $18.0 million. The purchase was financed through the Credit Facility's revolving line of credit.

The pro forma results listed below are unaudited and reflect purchase accounting adjustments assuming the Container Industries, PackerWare, Virginia Design, and Venture acquisitions occurred on December 31, 1995; and the Norwich Moulders and Knight acquisitions occurred on December 29, 1996.

                                                 YEAR ENDED
                               -----------------------------------------------
                                 JANUARY 2,       DECEMBER      DECEMBER 28,
                                    1999          27, 1997          1996
                               ---------------  -------------   --------------
    Net sales.................  $ 296,485        $ 298,679       $ 257,098
    Loss before income taxes..     (8,924)         (19,808)         (9,932)
    Net loss..................     (8,791)         (20,178)        (10,171)


The pro forma financial information is presented for informational purposes only and is not necessarily indicative of the operating results that would have occurred had the acquisitions been consummated at the above dates, nor are they necessarily indicative of future operating results. Further, the information gathered on the acquired companies is based upon unaudited internal financial information and reflects only pro forma adjustments for additional interest expense and amortization of the excess of the cost over the underlying net assets acquired, net of the applicable income tax effects.

NOTE 4.  INTANGIBLE ASSETS

Intangible assets consist of the following:


                                                       JANUARY 2,   DECEMBER 27,
                                                          1999         1997
                                                        --------     --------
Deferred financing and origination fees ..........      $ 15,817     $ 14,578
Covenants not to compete .........................         6,233        4,598
Excess of cost over net assets acquired ..........        49,197       32,464
Deferred acquisition costs .......................            20           13
 Accumulated amortization ........................       (12,313)      (6,548)
                                                        --------     --------
                                                        $ 58,954     $ 45,105
                                                        ========     ========

Excess of cost over net assets acquired increased due to the acquisitions of Norwich Moulders and Knight to the extent the purchase price exceeded the fair value of the net assets acquired.

NOTE 5.  LONG-TERM DEBT

Long-term debt consists of the following:
                                                      JANUARY 2,    DECEMBER 27,
                                                         1999           1997
                                                       ---------      ---------

Holding 12.50% Senior Secured Notes .............      $ 105,000      $ 105,000
Berry 12.25% Senior Subordinated Notes ..........        125,000        100,000
Term loans ......................................         71,243         58,300
Revolving line of credit ........................         16,162         25,654
Nevada Industrial Revenue Bonds .................          4,500          5,000
Iowa Industrial Revenue Bonds ...................           --            5,400
South Carolina Industrial Development
Bonds ...........................................           --            6,985
Capital lease obligation payable through
December 1999 ...................................            561            547
Debt premium (discount), net ....................            832           (551)
                                                       ---------      ---------
                                                         323,298        306,335
Less current portion of long-term debt ..........         19,388          7,619
                                                       =========      =========
                                                       $ 303,910      $ 298,716
                                                       =========      =========

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

In connection with the 1996 Notes, $35.6 million was placed in escrow, which has been invested in U.S. government securities, to pay three years' interest on the notes. Pending disbursement, the trustee will have a first priority lien on the escrow account for the benefit of the holders of the 1996 Notes. Funds may be disbursed from the escrow account only to pay interest on the 1996 Notes and, upon certain repurchases or redemptions of the notes, to pay principal of and premium, if any, thereon. The balance in the escrow account as of January 2, 1999 is $6.7 million.

The 1996 Notes rank senior in right of payment to all existing and future subordinated indebtedness of Holding, including Holding's subordinated guarantee of the 1994 Notes and 1998 Notes (as defined hereinafter) and PARI PASSU in right of payment with all senior indebtedness of Holding. The 1996 Notes are effectively subordinated to all existing and future senior indebtedness of Berry, including borrowings under the Credit Facility and the Nevada Industrial Revenue Bond.

BERRY 12.25% SENIOR SUBORDINATED NOTES

On April 21, 1994, Berry completed an offering of 100,000 units consisting of $100.0 million aggregate principal amount of 12.25% Berry Plastics Corporation Senior Subordinated Notes, due 2004 (the "1994 Notes") and 100,000 warrants to purchase 1.13237 shares of Class A Common Stock, $.00005 par value (collectively the "1994 Transaction"), of Holding. The net proceeds to Berry from the sale of the 1994 Notes, after expenses, were $93.0 million. On August 24, 1998, Berry completed an additional offering of $25.0 million aggregate principal amount of 12.25% Series B Senior Subordinated Notes due 2004 (the "1998 Notes"). The net proceeds to Berry from the sale of the 1998 Notes, after expenses, were $25.2 million. The 1994 Notes and 1998 Notes mature on April 15, 2004 and interest is payable semi-annually on October 15 and April 15 of each year and commenced on October 15, 1994 and October 15, 1998 for the 1994 Notes and 1998 Notes respectively. Holding and all of Berry's subsidiaries fully, jointly, and severally, and unconditionally guarantee on a senior subordinated basis the 1994 Notes and 1998 Notes. There are no nonguarantor subsidiaries.

Berry is not required to make mandatory redemption or sinking fund payments with respect to the 1994 Notes and 1998 Notes. Subsequent to April 15, 1999, the 1994 Notes and 1998 Notes may be redeemed at the option of Berry, in whole or in part, at redemption prices ranging from 106.125% in 1999 to 100% in 2002 and thereafter. Upon a change in control, as defined in the indenture entered into in connection with the 1994 Transaction (the "1994 Indenture") and the 1998 Transaction ("1998 Indenture"), each holder of notes will have the right to require Berry to repurchase all or any part of such holder's notes at a repurchase price in cash equal to 101% of the aggregate principal amount thereof plus accrued interest.

The 1994 Notes and 1998 Notes rank PARI PASSU with or senior in right of payment to all existing and future subordinated indebtedness of Berry. The notes rank junior in right of payment to all existing and future senior indebtedness of Berry, including borrowings under the Credit Facility and the Nevada Industrial Revenue Bonds.

The 1994 Indenture and 1998 Indenture contains certain covenants which, among other things, limit Berry and its subsidiaries' ability to incur debt, merge or consolidate, sell, lease or transfer assets, make dividend payments and engage in transactions with affiliates.

CREDIT FACILITY


Concurrent with the Venture Packaging Acquisition, the Company amended its then existing financing and security agreement (the "Security Agreement") with NationsBank, N.A. for a senior secured line of credit to increase the commitments thereunder to an aggregate principal amount of $127.2 million (the "Credit Facility"). Concurrently with the Norwich Acquisition, the Credit Facility was amended and increased to $132.6 million (plus an additional revolving credit facility of (pound)1.5 million (the "UK Revolver") and a term loan facility of (pound)4.5 million (THe "UK Term Loan"), each for NIM Holdings and Norwich). The indebtedness under the Credit Facility is guaranteed by Holding and substantially all of its subsidiaries. The obligations of the Company and the subsidiaries under the Credit Facility and the guarantees thereof are secured primarily by all of the assets of such persons. The Credit Facility replaced the facility previously provided by Fleet Capital Corporation.

The Credit Facility provides the Company with (i) a $50.0 million revolving line of credit, subject to a borrowing base formula, (ii) the UK Revolver, subject to a borrowing base, (iii) a $63.7 million term loan facility, (iv) the UK Term Loan and (v) a $5.6 million standby letter of credit facility to support the Company's and its subsidiaries' obligations under the Nevada Bonds. The Credit Facility also provides for a $5.4 million term loan facility, the proceeds of which were used to retire in July 1998 the Company's and its subsidiaries' obligations under the Iowa Bonds, on which Berry Iowa had agreed, pursuant to a Loan and Trust Agreement with The City of Iowa Falls, Iowa, to pay amounts sufficient to pay principal, interest and any premium with respect to the Iowa Bonds. Also, the Credit Facility provided a term loan facility to support the Company's and its subsidiaries' obligations under the South Carolina Industrial Development Bonds. In August 1998, in conjunction with the closing and sale of the Anderson, South Carolina Facility, the Bonds were paid by the Company. The difference between the repayment of the development bonds and other related liabilities and the net proceeds from the sale of the facility of approximately $3.0 million has been financed with borrowings under the term loan facility. The Company borrowed all amounts available under the term loan facility and the UK Term Loan to finance the PackerWare Acquisition, the Virginia Design Acquisition, the Venture Packaging Acquisition and the Norwich Acquisition. At January 2, 1999, the Company had unused borrowing capacity under the Credit Facility's revolving line of credit of approximately $26.3 million.

The Credit Facility matures on January 21, 2002 unless previously terminated by the Company or by the lenders upon an Event of Default as defined in the Security Agreement. The term loan facility requires periodic payments, varying in amount, through the maturity of the facility. Interest on borrowings under the Credit Facility is based on either (i) the lender's base rate (which is the higher of the lender's prime rate and the federal funds rate plus 0.50%) plus an applicable margin of 0.50% or (ii) LIBOR (adjusted for reserves) plus an applicable margin of 2.0%, at the Company's option (7.0% at January 2, 1999 and 8.0% at December 27, 1997). Following receipt of the quarterly financial statements, the agent under the Credit Facility has the option to change the applicable interest rate margin on loans (other than under the UK Revolver and UK Term Loan) once per quarter to a specified margin determined by the ratio of funded debt to EBITDA of the Company and its subsidiaries. Notwithstanding the foregoing, interest on borrowings under the UK Revolver and the UK Term Loan is based on LIBOR (adjusted for reserves) plus 2.50%.


The Credit Facility contains various covenants which include, among other things: (i) maintenance of certain financial ratios and compliance with certain financial tests and limitations, (ii) limitations on the issuance of additional indebtedness and (iii) limitations on capital expenditures.

NEVADA INDUSTRIAL REVENUE BONDS

The Nevada Industrial Revenue Bonds bear interest at a variable rate (3.0% at January 2, 1999 and 4.6% at December 27, 1997), require annual principal payments of $0.5 million on April 1, are collateralized by irrevocable letters of credit issued by NationsBank under the Credit Facility and mature in April 2007.

OTHER

Future maturities of long-term debt are as follows: 1999, $19,388; 2000, $20,386; 2001, $16,105; 2002, $34,763; 2003, $500, and $231,324 thereafter.

Interest paid was $33,236, $29,927 and $19,744 for 1998, 1997 and 1996,
respectively. Interest capitalized was $777, $341 and $225 for 1998, 1997 and 1996, respectively.

NOTE 6.  LEASE AND OTHER COMMITMENTS

Certain property and equipment are leased using capital and operating leases. Capitalized lease property consisted of manufacturing equipment with a cost of $2,970 and $1,661 and related accumulated amortization of $1,468 and $831 at January 2, 1999, and December 27, 1997, respectively. Capital lease amortization is included in depreciation expense. Total rental expense for operating leases was approximately $5,414, $3,332, and $2,344 for 1998, 1997, and 1996,
respectively.

Future minimum lease payments for capital leases and noncancellable operating leases with initial terms in excess of one year are as follows:

                                              AT JANUARY 2, 1999
                                        -------------------------------
                                            CAPITAL            OPERATING
                                             LEASES        LEASES
                                       --------------  ----------------

1999...............................        $   606        $ 3,834
2000...............................           --            3,724
2001...............................           --            3,422
2002...............................           --            2,805
2003...............................           --            2,207
Thereafter ........................           --            1,921
                                       --------------  ----------------
                                               606        $17,913
                                                       ================
Less:  amount representing
 interest .........................             45
                                       --------------  ================
Present value of net minimum lease
 payments .........................        $   561
                                       ==============

NOTE 7.  INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax liabilities and assets at January 2, 1999 and December 27, 1997 are as follows:

                                                        JANUARY 2,  DECEMBER 27,
                                                          1999         1997
                                                        --------     --------
Deferred tax liabilities:

   Tax over book depreciation ....................      $ 11,080     $ 11,073

Deferred tax assets:
   Allowance for doubtful accounts ...............           633          590
   Inventory .....................................           900        1,391
   Compensation and benefit accruals .............         1,592        1,198
   Insurance reserves ............................           436          338
   Net operating loss carryforwards ..............        10,012        8,372
   Alternative minimum tax (AMT) credit
   carryforwards .................................         2,758        2,049
                                                        --------     --------
      Total deferred tax assets ..................        16,331       13,938
                                                        --------     --------
                                                           5,251        2,865
Valuation allowance ..............................        (2,493)        (816)
                                                        --------     --------

Net deferred tax asset ...........................      $  2,758     $  2,049
                                                        ========     ========

Income tax expense consists of the following:

                                       JANUARY 2,  DECEMBER 27, DECEMBER 28,
                                         1999         1997         1996
                                      ----------   ----------  ----------
Current
   Federal .......................    $     (493)  $     --    $     --
   Foreign .......................           152         --          --
   State .........................            92          138         186
Deferred
   Federal .......................          --           --            69
   State .........................          --           --           (16)

                                      ----------   ----------  ----------

Income tax expense (benefit) .....    $     (249)  $      138  $      239
                                      ==========   ==========  ==========


Holding has unused operating loss carryforwards of approximately $26.0 million for federal income tax purposes which begin to expire in 2010. AMT credit carryforwards are available to Holding indefinitely to reduce future years' federal income taxes. A tax sharing agreement is in place that allows Holding to make losses available to Berry.

Income taxes paid during 1998, 1997 and 1996 approximated $526, $47, and $528 respectively.

A reconciliation of income tax expense, computed at the federal statutory rate, to income tax expense, as provided for in the financial statements, is as follows:

                                                  YEAR ENDED
                                      ------------------------------------

                                     JANUARY 2,   DECEMBER 27, DECEMBER 28,
                                         1999         1997         1996
                                     -----------  -----------  -----------

Income tax expense (benefit)
   computed at statutory rate ...... $    (2,658) $    (4,853) $    (1,057)
State income tax expense, net of
   federal benefit .................          90          138          112
Amortization of goodwill ...........         339          285         --
Expenses not deductible for income
   tax purposes ....................         432          219           51
Change in valuation allowance ......       1,677        4,298        1,103
Other ..............................        (129)          51           30

                                     -----------  -----------  -----------

Income tax expense (benefit) ....... $      (249) $       138  $       239
                                     ===========  ===========  ===========

NOTE 8.  EMPLOYEE RETIREMENT PLANS

Berry sponsors a defined contribution 401(k) retirement plan covering substantially all employees. Contributions are based upon a fixed dollar amount for employees who participate and percentages of employee contributions at specified thresholds. Contribution expense for this plan was approximately $933, $629, and $531 for 1998, 1997 and 1996, respectively.

NOTE 9.  STOCKHOLDERS' EQUITY

COMMON STOCK

On June 18, 1996, Holding consummated the transaction described below (the "1996 Transaction"). BPC Mergerco, Inc. ("Mergerco"), a wholly owned subsidiary of Holding, was organized by Atlantic Equity Partners International II, L.P. ("International"), Chase Venture Capital Associates, L.P. ("CVCA"), and certain other institutional investors to effect the acquisition of a majority of the outstanding capital stock of Holding. Pursuant to the terms of a Common Stock Purchase Agreement dated as of June 12, 1996 each of International, CVCA and certain other equity investors (collectively the "Common Stock Purchasers") subscribed for shares of common stock of Mergerco. In addition, pursuant to the terms of a Preferred Stock Purchase Agreement dated as of June 12, 1996 (the "Preferred Stock Purchase Agreement"), CVCA and an additional institutional investor (the "Preferred Stock Purchasers") purchased shares of preferred stock of Mergerco (the "Preferred Stock") and warrants (the "1996 Warrants") to purchase shares of common stock of Mergerco. Immediately after the purchase of the common stock, the preferred stock and the 1996 Warrants of Mergerco, Mergerco merged (the "Merger") with and into Holding, with Holding being the surviving corporation. Upon the consummation of the Merger: each share of the Class A Common Stock, $.00005 par value, and Class B Common Stock, $.00005 par value, of Holding and certain privately-held warrants exercisable for such Class A and Class B Common Stock were converted into the right to receive cash equal to the purchase price per share for the common stock into which such warrants were exercisable less the amount of the nominal exercise price therefor, and all other classes of common stock of Holding, a majority of which was held by certain members of management, were converted into shares of common stock of the surviving corporation. In addition, upon the consummation of the Merger, the holders of the warrants (the "1994 Warrants") to purchase capital stock of Holding that were issued in connection with the 1994 Transaction became entitled to receive cash equal to the purchase price per share for the common stock into which such warrants were exercisable less the amount of the exercise price therefor. The Company's common stock shareholders who held common stock immediately preceding the 1996 Transaction retained 78% of the common stock. Additionally, a $2,762 bonus was paid to management employees who held unvested stock options at the time of the 1994 Transaction which is included in 1996 general and administrative expenses.

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

STOCK OPTION PLAN


Pursuant to the provisions of the BPC Holding Corporation 1996 Stock Option Plan (the "Option Plan") as amended, whereby 51,620 shares have been reserved for future issuance, Holding has granted options to certain officers and key employees to acquire shares of Class B Nonvoting Common Stock. These options are subject to various agreements, which among other things, set forth the class of stock, option price and performance thresholds to determine exercisability and vesting requirements. The Option Plan expires October 3, 2003 or such earlier date on which the Board of Directors of Holding, in its sole discretion, determines. Option prices range from $100 to $122 per share. Options granted under the Option Plan typically expire after seven years and vest over a five-year period with half of each person's award based on continued employment and half based on the Company achieving financial performance targets.

FASB Statement 123, ACCOUNTING FOR STOCK-BASED COMPENSATION ("Statement 123"), prescribes accounting and reporting standards for all stock-based compensation plans. Statement 123 provides that companies may elect to continue using existing accounting requirements for stock-based awards or may adopt a new fair value method to determine their intrinsic value. Holding has elected to continue following Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES ("APB 25") to account for its employee stock options. Under APB 25, because the exercise price of Holding's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized at the grant date.

Information related to the Option Plan is as follows:

                                          JANUARY 2, 1999    DECEMBER 27, 1997
                                         ------------------- -------------------
                                                    Weighted            Weighted
                                         Number     Average   Number    Average
                                           of       Exercise    of      Exercise
                                         Shares     Price     Shares     Price
                                         -------   -------   -------    -------
Options outstanding,

beginning of year .....................   47,708   $   101    43,393    $   100
Options granted .......................   11,005       122     5,425        106
Options exercised .....................     --        --        --         --
Options canceled ......................    7,984       100    (1,110)       100
                                         -------   -------   -------    -------
Options outstanding, end of
   year ...............................   50,729       105    47,708        101
                                         =======   =======   =======    =======

Option price range at end of
   year ...............................     $100 - $122          $100 - $108
Options exercisable at end
   of year ............................      25,191                13,561
Options available for grant
   at year end ........................       891                  3,912
Weighted average fair value
   of options granted during
   year ...............................      $122                  $106

The following table summarizes information about the options outstanding at January 2, 1999:

                                 Weighted
                 Number           Average      Weighted
  Range of     Outstanding       Remaining      Average        Number
  Exercise    at January 2,     Contractual    Exercise    Exercisable at
   Prices         1999             Life          Price     January 2, 1999
 ----------- ---------------- ---------------- ---------- ------------------
 $100 - $122     50,729          3 years         $105          25,191


Disclosure of pro forma financial information is required by Statement 123 as if the Company had accounted for its employee stock options using the fair value method as defined by the Statement. The fair value for options granted by the Company have been estimated at the date of grant using a Black Scholes option pricing model with the following weighted average assumptions:

                                               YEAR ENDED
                                 ---------------------------------------
                                  JANUARY 2,   DECEMBER 27, DECEMBER 28,
                                     1999          1997         1996
                                 ----------    ----------   ----------


           Risk-free interest
              rate ..........         6.4%         6.4%         6.5%
           Dividend yield ...         0.0%         0.0%         0.0%
           Volatility factor          .20          .07          .01
           Expected option
              life ..........   4.0 years    4.0 years    5.0 years

For purposes of the pro forma disclosures, the estimated fair value of the stock options are amortized to expense over the related vesting period. Because compensation expense is recognized over the vesting period, the initial impact on pro forma net loss may not be representative of compensation expense in future years, when the effect of amortization of multiple awards would be reflected in the Consolidated Statement of Operations. The Company's pro forma net losses giving effect to the estimated compensation expense related to stock options are as follows:

                                    YEAR ENDED
                     ------------------------------------------
                     JANUARY 2,      DECEMBER 27,   DECEMBER 28,
                        1999           1997           1996
                    -------------   ------------   ------------

Net loss .........  $ (7,198)       $ (14,594)     $ (3,389)


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

NOTE 10. RELATED PARTY TRANSACTIONS

The Company is party to a management agreement (the "Management Agreement") with First Atlantic Capital, Ltd. ("First Atlantic"). In connection with the 1996 Transaction, Holding paid a fee of $1,250 plus reimbursement for out-of-pocket expenses to First Atlantic for advisory services, including originating, structuring and negotiating the 1996 Transaction. First Atlantic also received advisory fees of $966 for originating, structuring and negotiating the 1997 acquisitions and advisory fees of approximately $140 and $180 in July 1998 and October 1998, respectively, for originating, structuring and negotiating the Norwich Acquisition and the Knight Acquisition, respectively.

In consideration of financial advisory and management consulting services, the Company paid First Atlantic fees and expenses of $835, $771 and $788 for fiscal 1998, 1997, and 1996, respectively.

NOTE 11. FAIR VALUE OF FINANCIAL INSTRUMENTS INFORMATION

The Company's financial instruments generally consist of cash and cash equivalents and the Company's long-term debt. The carrying amounts of the Company's financial instruments approximate fair value at January 2, 1999, except for the 1994 Notes and the 1996 Notes for which the fair value exceed the carrying value by approximately $4.5 million and $4.2 million, respectively.

NOTE 12. SUMMARY FINANCIAL INFORMATION (IN THOUSANDS)

The following summarizes parent company only financial information of Holding:

                                                     JANUARY 2,     DECEMBER 27,
                                                        1999            1997
                                                    -------------   ------------
BALANCE SHEET
Current assets ..................................   $     622        $     708
Assets held in trust ............................       6,679           18,933
Other noncurrent assets .........................     (14,193)         (19,432)
Current liabilities .............................       1,240              510
Noncurrent liabilities ..........................     112,225          108,674
Equity (deficit) ................................    (120,357)        (108,975)

                                                        YEAR ENDED
                                           -------------------------------------
                                           JANUARY 2, DECEMBER 27,  DECEMBER 28,
                                              1999        1997         1996
                                           ----------  ----------   ----------
STATEMENTS OF OPERATIONS
Net sales ................................ $    --     $    --     $    --
Cost of goods sold .......................      --          --          --
Loss before income taxes and equity in
   net income (loss) of subsidiary .......   (13,469)    (11,780)     (9,589)
Net loss .................................    (7,570)    (14,411)     (3,347)
Net loss attributable to common
   shareholders ..........................   (11,413)    (17,043)     (4,463)

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 12th day of March, 1999.

                                          BPC HOLDING CORPORATION


                                          By /s/ MARTIN R. IMBLER
                                            Martin R. Imbler
                                            President

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

        SIGNATURE                      TITLE                     DATE
        ---------                      -----                     ----

                           Chairman of the Board of
   /s/ Roberto Buaron      Directors                        March 12, 1999
---------------------------
     Roberto Buaron

                           President and Director
                             (Principal Executive
  /s/ Martin R. Imbler       Officer)                       March 12, 1999
---------------------------
    Martin R. Imbler
                           Executive Vice President,
                            Chief Financial Officer,
                            Treasurer, and Secretary
                            (Principal Financial and
 /s/ James M. Kratochvil     Accounting Officer)            March 12, 1999
---------------------------
   James M. Kratochvil


   /s/ David M. Clarke     Director                         March 12, 1999
---------------------------
     David M. Clarke


  /s/ Lawrence G. Graev    Director                         March 12, 1999
---------------------------
    Lawrence G. Graev


/s/ Donald J. Hofmann, Jr. Director                         March 12, 1999
---------------------------
 Donald J. Hofmann, Jr.

                           Vice President, Assistant
   /s/ Joseph. S. Levy     Secretary, and Director          March 12, 1999
---------------------------
     Joseph S. Levy


   /s/ Mathew J. Lori      Director                         March 12, 1999
---------------------------
     Mathew J. Lori

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION
 15(D) OF THE ACT BY REGISTRANT WHICH HAS NOT REGISTERED SECURITIES PURSUANT TO
                             SECTION 12 OF THE ACT


The Registrants have not sent any annual report or proxy material to securityholders.

                            BPC HOLDING CORPORATION

          SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT


                           CONDENSED BALANCE SHEETS

                                                        JANUARY 2,  DECEMBER 27,
                                                           1999         1997
                                                        ---------     ---------
                                                       (IN THOUSANDS)
 ASSETS

Cash ...............................................    $     622     $     708
Other assets (principally investment in
subsidiary) ........................................      (25,992)      (31,808)
Assets held in trust ...............................        6,679        18,933
Intangible assets ..................................        3,704         4,281
Due from Berry Plastics Corporation ................        8,095         8,095
Other ..............................................         --            --
                                                        ---------     ---------

Total assets .......................................    $  (6,892)    $     209
                                                        =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities ................................    $   1,240     $     510
Accrued dividends ..................................        7,225         3,674
Long-term debt .....................................      105,000       105,000
                                                        ---------     ---------
Total liabilities ..................................      113,465       109,184

Preferred stock ....................................       16,801        16,509
Class A common stock ...............................            4             4
Class B common stock ...............................            2             2
Class C common stock ...............................         --            --
Treasury stock .....................................         (280)          (22)
Additional paid-in capital .........................       45,611        49,374
Warrants ...........................................        3,511         3,511
Currency translation ...............................          (83)         --
Retained earnings (deficit) ........................     (185,923)     (178,353)
----------------------------------------------------    ---------     ---------
Total stockholders' equity (deficit) ...............     (120,357)     (108,975)
                                                        =========     =========
Total liabilities and stockholders' equity
    (deficit) ......................................    $  (6,892)    $     209
                                                        =========     =========

                            BPC HOLDING CORPORATION


                       CONDENSED STATEMENTS OF OPERATIONS

                                                                       -------------------------------------------------------------
                                                                        JANUARY 2, 1999       DECEMBER 27, 1997    DECEMBER 28, 1996
                                                                       ------------------    -------------------  ------------------
                                                                                                (IN THOUSANDS)
Net sales ...........................................................        $   --               $   --               $   --
Cost of goods sold ..................................................            --                   --                   --
                                                                             --------             --------             --------
Gross profit ........................................................            --                   --                   --
Operating expenses ..................................................             749                  220                3,304
Interest expense, net ...............................................          12,720               11,560                6,294
                                                                             --------             --------             --------
Loss before income taxes and equity in net
   income (loss) of subsidiary ......................................         (13,469)             (11,780)              (9,598)
Equity in net income (loss) of subsidiary ...........................           5,899               (2,631)               5,989
                                                                             --------             --------             --------
Loss before income taxes ............................................          (7,570)             (14,411)              (3,609)
Income taxes ........................................................            --                   --                   (262)
                                                                             --------             --------             --------
Net loss ............................................................          (7,570)             (14,411)              (3,347)

Preferred stock dividends ...........................................          (3,551)              (2,558)              (1,116)
Amortization of preferred stock discount ............................            (292)                 (74)                --
                                                                             ========             ========             ========
Net loss attributable to common shareholders ........................        $(11,413)            $(17,043)            $ (4,463)
                                                                             ========             ========             ========

                            BPC HOLDING CORPORATION

                       CONDENSED STATEMENTS OF CASH FLOWS

                                   YEAR ENDED

                                                                         -----------------------------------------------------------
                                                                           JANUARY 2, 1999    DECEMBER 27, 1997   DECEMBER 28, 1996
                                                                         ------------------  -------------------  ------------------
                                                                                                (IN THOUSANDS)

Net loss ...........................................................         $  (7,570)         $ (14,411)         $  (3,347)
Adjustments to reconcile net loss provided by operating
  activities:
        Net loss (income) of subsidiary ............................            (5,899)             2,631             (5,989)
        Amortization and non cash interest .........................               500                726                441
        Interest funded by assets held in trust ....................            12,221             11,256              5,412
        Non-cash compensation ......................................              --                 --                  358
        Changes in operating assets and liabilities ................               840               (208)               427
                                                                             ---------          ---------          ---------
Net cash provided by (used for) operating
   activities ......................................................                92                 (6)            (2,698)

Net cash provided by investing activities ..........................              --                 --                 --

Net cash provided by financing activities:
  Exercise of management stock options .............................              --                 --                1,130
  Proceeds from senior secured notes ...............................              --                 --              105,000
  Proceeds from issuance of common and preferred stock and
  warrants .........................................................                80                325             67,369
  Rollover investments and share repurchases .......................              --                 --             (125,219)
  Assets held in trust .............................................              --                 --              (35,600)
  Net payments to warrant holders ..................................              --                 --               (4,502)
  Debt issuance costs ..............................................              --                 --               (5,069)
  Other ............................................................              (258)              --                  (22)
                                                                             ---------          ---------          ---------
Net cash provided by (used for) financing activities ...............              (178)               325              3,087
                                                                             ---------          ---------          ---------

Net increase (decrease) in cash and cash equivalents ...............               (86)               319                389
Cash and cash equivalents at beginning of year .....................               708                389               --
                                                                             ---------          ---------          ---------

Cash and equivalents at end of year ................................         $     622          $     708          $     389
                                                                             =========          =========          =========

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

 (2) GUARANTEE. Berry had approximately $218.3 million and $201.3 million of long-term debt outstanding at January 2, 1999 and December 27, 1997, respectively. Under the terms of the debt agreements, Holding has guaranteed the payment of all principal and interest.

                            BPC HOLDING CORPORATION


                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                            CHARGED TO
                                  BALANCE AT CHARGED TO      OTHER                     BALANCE AT
                                  BEGINNING  COSTS AND      ACCOUNTS -   DEDUCTIONS -   END OF
            DESCRIPTION           OF PERIOD  EXPENSES       DESCRIBE     DESCRIBE        YEAR
--------------------------------  ---------  ---------    ------------  ----------      ------
Year ended January 2, 1999:
Allowance for doubtful accounts   $1,038     $  875          $ 280 (2)     $   542 (1)  $1,651
                                  =========  =========    =========     ==========      ======

Year ended December 27, 1997:
Allowance for doubtful accounts   $  618     $  325          $ 358 (2)     $   263 (1)  $1,038
                                  =========  =========    =========     ==========      ======

Year ended December 28, 1996:
Allowance for doubtful accounts   $  737     $  322          $ -           $   441 (1)  $  618
                                  =========  =========    =========     ==========      ======


(1) Uncollectible accounts written off, net of recoveries.
(2) Primarily relates to purchase of accounts receivable and related allowance through acquisitions.

ITEM 21. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

   (a)  Exhibits

EXHIBIT
  NO.                             DESCRIPTION OF EXHIBIT

2.1 Asset Purchase Agreement dated February 12, 1992, among Berry Plastics Corporation (the "Company"), Berry Iowa, Berry Carolina, Inc., Genpak Corporation, a New York corporation, and Innopac International Inc., a public Canadian corporation (filed as Exhibit 10.1 to the Registration Statement on Form S-1 filed on February 24, 1994 (the "Form S-1") and incorporated herein by reference)

2.2 Asset Purchase Agreement dated December 24, 1994, between the Company and Berry Plastics, Inc. (filed as Exhibit 10.2 to the Form S-1 and incorporated herein by reference)

2.3 Asset Purchase Agreement dated March 1, 1995, among Berry Sterling Corporation, Sterling Products, Inc. and the stockholders of Sterling Products, Inc. (filed as Exhibit 2.3 to the Annual Report on Form 10-K filed on March 31, 1995 (the "1994 Form 10-K") and incorporated herein by reference)

2.4 Asset Purchase Agreement dated December 21, 1995, among Berry Tri-Plas Corporation, Tri-Plas, Inc. and Frank C. DeVore (filed as Exhibit 2.4 to the Annual Report on Form 10-K filed on March 28, 1996 (the "1995 Form 10-K") and incorporated herein by reference)

2.5 Asset Purchase Agreement dated January 23, 1996, between the Company and Alpha Products, Inc. (filed as Exhibit 2.5 to the 1995 Form 10-K and incorporated herein by reference)

2.6 Stock Purchase and Recapitalization Agreement dated as of June 12, 1996, by and among Holding, BPC Mergerco, Inc. ("Mergerco") and the other parties thereto (filed as Exhibit 2.1 to the Current Report on Form 8-K filed on July 3, 1996 (the "Form 8-K") and incorporated herein by reference)

2.7 Preferred Stock and Warrant Purchase Agreement dated as of June 12, 1996, by and among Holding, Mergerco, Chase Venture Capital Associates, L.P. ("CVCA") and The Northwestern Mutual Life Insurance Company ("Northwestern") (filed as Exhibit 2.2 to the Form 8-K and incorporated herein by reference)

2.8 Agreement and Plan of Merger dated as of June 18, 1996, by and between Holding and Mergerco (filed as Exhibit 2.3 to the Form 8-K and incorporated herein by reference)

2.9 Certificate of Merger of Mergerco with and into Holding, dated as of June 18, 1996 (filed as Exhibit 2.9 to the Registration Statement on Form S-4 filed on July 17, 1996 (the "1996 Form S-4") and incorporated herein by reference)

2.10 Agreement and Plan of Reorganization dated as of January 14, 1997 (the "PackerWare Reorganization Agreement"), among the Company, PackerWare Acquisition Corporation, PackerWare Corporation and the shareholders of PackerWare (filed as Exhibit 2.1 to the Current Report on Form 8-K filed on February 4, 1997 (the "1997 8-K") and incorporated herein by reference)

2.11 Amendment to the PackerWare Reorganization Agreement dated as of January 20, 1997 (filed as Exhibit 2.2 to the 1997 8-K and incorporated herein by reference)

2.12 Asset Purchase Agreement dated as of January 17, 1997, among the Company, Container Industries, Inc. and the shareholders of Container Industries, Inc. (filed as Exhibit 2.12 to the Annual Report on Form 10-K for the fiscal year ended December 28, 1996 (the "1996 Form 10-K) and incorporated herein by reference)

2.13 Agreement and Plan of Reorganization dated as of January 14, 1997, as amended on January 20, 1997, among the Company, PackerWare Acquisition Corporation, PackerWare Corporation and the Shareholders of PackerWare Corporation (filed as Exhibits 2.1 and 2.2 to the Current Report on Form 8-K filed February 3, 1997 and incorporated herein by reference)


2.14 Asset Purchase Agreement dated May 13, 1997, among the Company, Berry Plastics Design Corporation, Virginia Design Packaging Corp. and the shareholders of Virginia Design Packaging Corp. (filed as Exhibit 2.14 to the Annual Report on Form 10-K for the fiscal year ended December 27, 1997 (the "1997 Form 10-K") and incorporated herein by reference)

2.15 Agreement for the Sale and Purchase of the Entire Issued Share Capital of Norwich Injection Moulders Limited dated July 2, 1998, among the Company, NIM Holdings Limited and the persons listed on Schedule 1 thereto (filed as Exhibit 2.15 to Amendment No. 1 to Form S-4 filed on December 29, 1998 (the "1998 Amended Form S-4") and incorporated herein by reference)

3.1       Amended and Restated Certificate of Incorporation of Holding (filed as
          Exhibit 3.1 to the 1996 Form S-4 and incorporated herein by reference)


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

3.9 Certificate of Amendment to the Certificate of Incorporation of Berry Tri-Plas Corporation (filed as Exhibit 3.9 to the 1996 Form 10-K and incorporated herein by reference)

3.10 Certificate of Designation, Preferences, and Rights of Series B Cumulative Preferred Stock of Holding (filed as Exhibit 3.10 to the 1997 Form 10-K and incorporated herein by reference)

3.11 Certificate of Incorporation of Berry Sterling (filed as Exhibit 3.11 to the 1998 Amended Form S-4 and incorporated herein by reference)

3.12 By-laws of Berry Sterling (filed as Exhibit 3.12 to the 1998 Amended Form S-4 and incorporated herein by reference)

3.13 Certificate of Incorporation of AeroCon (filed as Exhibit 3.13 to the 1998 Amended Form S-4 and incorporated herein by reference)

3.14 By-laws of AeroCon (filed as Exhibit 3.14 to the 1998 Amended Form S-4 and incorporated herein by reference)

3.15 Articles of Incorporation of PackerWare (filed as Exhibit 3.15 to the 1998 Amended Form S-4 and incorporated herein by reference)

3.16 By-laws of PackerWare (filed as Exhibit 3.16 to the 1998 Amended Form S-4 and incorporated herein by reference)

3.17 Certificate of Incorporation of Berry Design (filed as Exhibit 3.17 to the 1998 Amended Form S-4 and incorporated herein by reference)

3.18 By-laws of Berry Design (filed as Exhibit 3.18 to the 1998 Amended Form S-4 and incorporated herein by reference)

3.19      Certificate of Incorporation of Venture Holdings (filed as Exhibit
          3.19 to the 1998 Amended Form S-4 and incorporated herein by reference)

3.20 By-laws of Venture Holdings (filed as Exhibit 3.20 to the 1998 Amended Form S-4 and incorporated herein by reference)

3.21 Articles of Incorporation of Venture Midwest (filed as Exhibit 3.21 to the 1998 Amended Form S-4 and incorporated herein by reference)

3.22 Code of Regulations of Venture Midwest (filed as Exhibit 3.22 to the 1998 Amended Form S-4 and incorporated herein by reference)

3.23 Articles of Incorporation for a Statutory Close Corporation of Venture Southeast (filed as Exhibit 3.23 to the 1998 Amended Form S-4 and incorporated herein by reference)

3.24 By-laws of Venture Southeast (filed as Exhibit 3.24 to the 1998 Amended Form S-4 and incorporated herein by reference)

3.25 Memorandum of Association of NIM Holdings (filed as Exhibit 3.25 to the 1998 Amended Form S-4 and incorporated herein by reference)

3.26 Articles of Association of NIM Holdings (filed as Exhibit 3.26 to the 1998 Amended Form S-4 and incorporated herein by reference)

3.27 Memorandum of Association of Norwich (filed as Exhibit 3.27 to the 1998 Amended Form S-4 and incorporated herein by reference)

3.28 Articles of Association of Norwich (filed as Exhibit 3.28 to the 1998 Amended Form S-4 and incorporated herein by reference)

3.29 Certificate of Incorporation of Knight Plastics (filed as Exhibit 3.29 to the 1998 Amended Form S-4 and incorporated herein by reference)

3.30 By-laws of Knight Plastics (filed as Exhibit 3.30 to the 1998 Amended Form S-4 and incorporated herein by reference)

4.1 Form of Indenture between the Company and United States Trust Company of New York, as Trustee (including the form of Note and Guarantees as Exhibits A and B thereto respectively) (filed as Exhibit 4.1 to the Form S-1 and incorporated herein by reference)

4.2 Warrant Agreement between Holding and United States Trust Company of New York, as Warrant Agent (filed as Exhibit 4.2 to the Form S-1 and incorporated herein by reference)

4.3 Indenture dated as of June 18, 1996, between Holding and First Trust of New York, National Association, as Trustee (the "Trustee"), relating to Holding's Series A and Series B 12.5% Senior Secured Notes Due 2006 (filed as Exhibit 4.3 to the 1996 Form S-4 and incorporated herein by reference)

4.4 Pledge, Escrow and Disbursement Agreement dated as of June 18, 1996, by and among Holding, the Trustee and First Trust of New York, National Association, as Escrow Agent (filed as Exhibit 4.4 to the 1996 Form S-4 and incorporated herein by reference)

4.5 Holding Pledge and Security Agreement dated as of June 18, 1996, between Holding and First Trust of New York, National Association, as Collateral Agent (filed as Exhibit 4.5 to the 1996 Form S-4 and incorporated herein by reference)

4.6 Registration Rights Agreement dated as of June 18, 1996, by and among Holding and Donaldson, Lufkin & Jenrette Securities Corporation ("DLJ") (filed as Exhibit 4.6 to the 1996 Form S-4 and incorporated herein by reference)


4.7 BPC Holding Corporation 1996 Stock Option Plan (filed as Exhibit 4.7 to the 1996 Form 10-K and incorporated herein by reference)

4.8 Form of Nontransferable Performance-Based Incentive Stock Option Agreement (filed as Exhibit 4.7 to the 1996 Form 10-K and incorporated herein by reference)


4.9 Indenture dated as of August 24, 1998 among the Company, the Guarantors and United States Trust Company of New York, as trustee (filed as Exhibit 4.9 to the 1998 Amended Form S-4 and incorporated herein by reference)

4.10 Registration Rights Agreement dated as of August 24, 1998 by and among the Company, the Guarantors and DLJ (filed as Exhibit 4.10 to the 1998 Amended Form S-4 and incorporated herein by reference)

10.1 Second Amended and Restated Financing and Security Agreement dated as of July 2, 1998, as amended, by and among the Company, NIM Holdings, Norwich, Fleet Capital Corporation, General Electric Capital Corporation, Heller Financial, Inc. and NationsBank, N.A. (filed as
          Exhibit 10.1 to the 1998 Amended Form S-4 and incorporated herein by reference)

10.2 Employment Agreement dated December 24, 1990, as amended, between the Company and Martin R. Imbler ("Imbler") (filed as Exhibit 10.9 to the Form S-1 and incorporated herein by reference)

10.3 Amendment to Imbler Employment Agreement dated November 30, 1995 (filed as Exhibit 10.6 to the 1995 Form 10-K and incorporated herein by reference)

10.4      Amendment to Imbler Employment Agreement dated June 30, 1996 (filed as
          Exhibit 10.4 to the 1996 Form S-4 and incorporated herein by reference)

10.5 Employment Agreement dated December 24, 1990, as amended, between the Company and R. Brent Beeler ("Beeler") (filed as Exhibit 10.10 to the Form S-1 and incorporated herein by reference)

10.6 Amendment to Beeler Employment Agreement dated November 30, 1995 (filed as Exhibit 10.8 to the 1995 Form 10-K and incorporated herein by reference)

10.7      Amendment to Beeler Employment Agreement dated June 30, 1996 (filed as
          Exhibit 10.7 to the 1996 Form S-4 and incorporated herein by reference)

10.8 Employment Agreement dated December 24, 1990, as amended, between the Company and James M. Kratochvil ("Kratochvil") (filed as Exhibit 10.12 to the Form S-1 and incorporated herein by reference)

10.9 Amendment to Kratochvil Employment Agreement dated November 30, 1995 (filed as Exhibit 10.12 to the 1995 Form 10-K and incorporated herein by reference)

10.10 Amendment to Kratochvil Employment Agreement dated June 30, 1996 (filed as Exhibit 10.13 to the 1996 Form S-4 and incorporated herein by reference)

10.11 Employment Agreement dated as of January 1, 1993, between the Company and Ira G. Boots ("Boots") (filed as Exhibit 10.13 to the Form S-1 and incorporated herein by reference)

10.12 Amendment to Boots Employment Agreement dated November 30, 1995 (filed as Exhibit 10.14 to the 1995 Form 10-K and incorporated herein by reference)

10.13     Amendment to Boots Employment Agreement dated June 30, 1996 (filed as
          Exhibit 10.16 to the 1996 Form S-4 and incorporated herein by reference)

*10.14 Employment Agreement dated as of April 29, 1997, between the Company and George A. Willbrandt ("Willbrandt")

10.15 Financing Agreement dated as of April 1, 1991, between the City of Henderson, Nevada Public Improvement Trust and the Company (including exhibits) (filed as Exhibit 10.17 to the Form S-1 and incorporated herein by reference)

10.16     Letter of Credit of NationsBank, N.A. dated April 16, 1997 (filed as
          Exhibit 10.15 to the 1998 Amended Form S-4 and incorporated herein by reference)

10.17 Purchase Agreement dated as of June 12, 1996, between Holding and DLJ relating to the 12.5% Senior Secured Notes due 2006 (filed as Exhibit
          10.22 to the 1996 Form S-4 and incorporated herein by reference)

10.18 Stockholders Agreement dated as of June 18, 1996, among Holding, Atlantic Equity Partners International II, L.P., CVCA and the other parties thereto (filed as Exhibit 10.23 to the 1996 Form S-4 and incorporated herein by reference)

10.19 Warrant to purchase Class B Common Stock of Holding dated June 18, 1996, issued to CVCA (Warrant No. 1) (filed as Exhibit 10.24 to the 1996 Form S-4 and incorporated herein by reference)

10.20 Warrant to purchase Class B Common Stock of Holding dated June 18, 1996, issued to CVCA (Warrant No. 2) (filed as Exhibit 10.25 to the 1996 Form S-4 and incorporated herein by reference)

10.21 Warrant to purchase Class B Common Stock of Holding dated June 18, 1996, issued to The Northwestern Mutual Life Insurance Company (Warrant No. 3) (filed as Exhibit 10.26 to the 1996 Form S-4 and incorporated herein by reference)

10.22 Warrant to purchase Class B Common Stock of Holding dated June 18, 1996, issued to The Northwestern Mutual Life Insurance Company (Warrant No. 4) (filed as Exhibit 10.27 to the 1996 Form S-4 and incorporated herein by reference)

10.23 Amended and Restated Stockholders Agreement dated June 18, 1996, among Holding and certain stockholders of Holding (filed as Exhibit 10.28 to the 1996 Form S-4 and incorporated herein by reference)

10.24 Second Amended and Restated Management Agreement dated June 18, 1996, between First Atlantic Capital, Ltd. and the Company (filed as Exhibit
          10.29 to the 1996 Form S-4 and incorporated herein by reference)

10.25 Warrant to purchase Class B Non-Voting Common Stock of BPC Holding Corporation, dated August 29, 1997, issued to Willard J. Rathbun (filed as Exhibit 10.30 to the 1997 Form 10-K and incorporated herein by reference)

10.26 Warrant to purchase Class B Non-Voting Common Stock of BPC Holding Corporation, dated August 29, 1997, issued to Craig Rathbun (filed as
          Exhibit 10.31 to the 1997 Form 10-K and incorporated herein by reference)

*27       Financial Data Schedule


*  Filed herewith.