Form 10-Q
period 1999-04-03
BPC HOLDING CORP
filed 1999-05-17
CIK 919465

United States
                     Securities and Exchange Commission
                          Washington, D.C.  20549

                                 Form 10-Q

(Mark One)

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 1999

                                      or

[    ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.[X]Yes[    ]No

Indicate the number of shares outstanding of each of issuers' classes of common stock, as of the latest practicable date:

As of May 10, 1999, the following shares of capital stock of BPC Holding Corporation were outstanding: 91,000 shares of Class A Voting Common Stock; 259,000 shares of Class A Nonvoting Common Stock; 144,546 shares of Class B Voting Common Stock; 56,842 shares of Class B Nonvoting Common Stock; and 16,833 shares of Class C Nonvoting Common Stock.

                    BPC HOLDING CORPORATION AND SUBSIDIARIES

                                FORM 10-Q INDEX

                   FOR QUARTERLY PERIOD ENDED APRIL 3, 1999




                                                                       PAGE NO.
Part I.Financial Information

Item 1.Financial Statements
       Consolidated Balance Sheets                                        3
       Consolidated Statements of Operations                              5
       Consolidated Statements of Cash Flows                              6
       Notes to Consolidated Financial Statements                         7


Item 2.Management's Discussion and Analysis of
       Financial Condition and Results of Operations                     12

PART II.OTHER INFORMATION

Item 6.Exhibits and Reports on Form 8-K                                  16

SIGNATURE                                                                17

PART 1.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                        BPC Holding Corporation and Subsidiaries
                               Consolidated Balance Sheets
                                (In Thousands of Dollars)

                                                                   APRIL 3,                   JANUARY 2,
                                                                     1999                        1999
                                                                  ---------                   ---------
                                                                  (UNAUDITED)
    Assets
    Current assets:
     Cash and cash equivalents                                $     4,185                    $    2,318
     Accounts receivable (less allowance for doubtful
     accounts of $1,225 at April 3, 1999 and $1,651 at
     January 2, 1999)                                              42,108                        29,951
     Inventories:
     Finished goods                                                23,654                        23,146
     Raw materials and supplies                                     8,890                         8,556
                                                                  -------                       -------
                                                                   32,544                        31,702
     Prepaid expenses and other receivables                         1,812                         1,665
     Income taxes recoverable                                          83                           577
                                                                  -------                       -------
    Total current assets                                           80,732                        66,213

    Assets held in trust                                            6,764                         6,679

    Property and equipment:
     Land                                                           7,756                         7,769
     Buildings and improvements                                    38,922                        38,960
     Machinery, equipment and tooling                             139,300                       141,054
     Automobiles and trucks                                         1,371                         1,386
     Construction in progress                                      18,209                        11,780
                                                                  -------                       -------
                                                                  205,558                       200,949
     Less accumulated depreciation                                 85,794                        80,944
                                                                  -------                       -------
                                                                  119,764                       120,005
    Intangible assets:
     Deferred financing and origination fees, net                  10,235                        10,327
     Covenants not to compete, net                                  4,158                         4,404
     Excess of cost over net assets acquired, net                  42,775                        44,536
     Deferred acquisition costs                                        43                            20
                                                                  -------                       -------
                                                                   57,211                        59,287
    Deferred income taxes                                           2,758                         2,758
    Other                                                             371                           375
                                                                  -------                       -------
    Total assets                                                $ 267,600                     $ 255,317
                                                                  =======                       =======

                                    (In Thousands of Dollars)

                                                                 APRIL 3,                      JANUARY 2,
                                                                  1999                           1999
                                                                ---------                      ---------
                                                               (UNAUDITED)
    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
    Current liabilities:
     Accounts  payable                                          $  20,260                     $  18,059
     Accrued expenses and other liabilities                         9,772                         9,944
     Accrued interest                                              10,943                         4,166
     Employee compensation and payroll taxes                        8,486                         8,953
     Income taxes                                                   1,228                           941
     Current portion of long-term debt                             19,774                        19,388
                                                                  -------                       -------
    Total current liabilities                                      70,463                        61,451
    Long-term debt, less current portion                          307,840                       303,910
    Accrued dividends on preferred stock                            8,189                         7,225
    Deferred income taxes                                             480                           497
    Other liabilities                                               2,330                         2,591
                                                                  -------                       -------
                                                                  389,302                       375,674
    Stockholders' equity (deficit):
     Series   A   Preferred    Stock;   800,000   shares
    authorized;  600,000 shares issued  and  outstanding
    (net of discount  of  $2,697  at  April  3, 1999 and           11,874                        11,801
    $2,770 at January 2, 1999)
     Series    B   Preferred   Stock;   200,000   shares
    authorized, issued and outstanding                              5,000                         5,000
     Class A Common Stock; $.01 par value:
     Voting; 500,000  shares  authorized;  91,000 shares
    issued and outstanding                                              1                             1
     Nonvoting;   500,000   shares  authorized;  259,000
    shares issued and outstanding                                       3                             3
     Class B Common Stock; $.01 par value:
     Voting; 500,000 shares authorized;  145,058  shares
    issued and 144,546 shares outstanding                               1                             1
     Nonvoting; 500,000 shares authorized; 58,612 shares
    issued and 56,937 shares outstanding                                1                             1
     Class C Common Stock; $.01 par value:
     Nonvoting; 500,000 shares authorized; 17,000 shares
    issued and 16,833 shares outstanding                                -                             -
     Treasury  stock:   512 shares Class B Voting Common
    Stock; 1,675 shares Class  B Nonvoting Common Stock;
    and 167 shares Class C Nonvoting Common Stock                    (280)                         (280)
     Additional paid-in capital                                    44,574                        45,611
     Warrants                                                       3,511                         3,511
     Retained earnings (deficit)                                 (186,015)                     (185,923)
    Accumulated other comprehensive loss                             (372)                          (83)
                                                                  -------                       -------
    Total stockholders' equity (deficit)                         (121,702)                     (120,357)
                                                                  -------                       -------
    Total liabilities and stockholders' equity (deficit)        $ 267,600                     $ 255,317
                                                                  =======                       =======

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                               BPC Holding Corporation and Subsidiaries
                                 Consolidated Statements of Operations
                                      (In Thousands of Dollars)

                                                      THIRTEEN WEEKS ENDED
                                              -------------------------------------
                                               APRIL 3,                  MARCH 28,
                                                1999                       1998
                                              -----------               -----------
                                                           (UNAUDITED)
Net sales                                      $ 77,460                  $ 66,730
Cost of goods sold                               54,523                    49,248
                                                -------                   -------
Gross margin                                     22,937                    17,482

Operating expenses:
  Selling                                         4,230                     3,625
  General and administrative                      6,038                     4,398
  Research and development                          542                       394
  Amortization of intangibles                     1,275                       880
  Other expenses                                    956                     1,134
                                                -------                   -------
Operating income                                  9,896                     7,051

Other expenses:
  Loss on disposal of property and equipment        609                       133
                                                -------                   -------
Income before interest and taxes                  9,287                     6,918
Interest:
  Expense                                        (9,286)                   (8,665)
  Income                                            100                       238
                                                -------                   -------
Income (loss) before income taxes                   101                    (1,509)
Income taxes                                        193                        13
                                                -------                   -------
Net loss                                            (92)                   (1,522)

Preferred stock dividends                          (964)                     (914)
Amortization of preferred stock discount            (73)                      (73)
                                                -------                   -------
Net loss attributable to common shareholders   $ (1,129)                 $ (2,509)
                                                =======                   =======


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                               BPC Holding Corporation and Subsidiaries
                                Consolidated Statements of Cash Flows
                                    (In Thousands of Dollars)

                                                        THIRTEEN WEEKS ENDED
                                                -----------------------------------
                                                 APRIL 3,                 MARCH 28,
                                                  1999                      1998
                                                -----------             -----------
                                                             (UNAUDITED)

OPERATING ACTIVITIES
Net loss                                         $    (92)                $  (1,522)
Adjustments to reconcile net loss to net
cash provided by operating activities:
  Depreciation                                      5,874                     4,888
  Non-cash interest expense                           436                       444
  Amortization                                      1,275                       880
  Interest funded by assets held in trust             (85)                     (211)
  Loss on sale of property and equipment              609                       133
  Changes in operating assets and liabilities:
     Accounts receivable, net                     (12,157)                   (8,390)
     Inventories                                     (842)                     (958)
     Prepaid expenses and other receivables           347                       957
     Other assets                                       4                      (301)
     Payables and accrued expenses                  8,713                     5,130
                                                  -------                   -------
Net cash provided by operating activities           4,082                     1,050

INVESTING ACTIVITIES
Additions to property and equipment                (6,639)                   (1,963)
Proceeds from disposal of property and equipment       90                         7
                                                  -------                   -------
Net cash used for investing activities             (6,549)                   (1,956)

FINANCING ACTIVITIES
Proceeds from long-term borrowings                  9,795                     2,626
Payments on long-term borrowings                   (5,442)                   (1,695)
                                                  -------                   -------
Net cash provided by financing activities           4,353                       931
Effect of exchange rate changes on cash               (19)                        -
                                                  -------                   -------
Net increase in cash and cash equivalents           1,867                        25
Cash and cash equivalents at beginning of period    2,318                     2,688
                                                  -------                   -------
Cash and cash equivalents at end of period       $  4,185                  $  2,713
                                                  =======                   =======

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                             BPC Holding Corporation and Subsidiaries
                             Notes to Consolidated Financial Statements
                        (In thousands of dollars, except as otherwise noted)
                                            (Unaudited)

1. BASIS OF PRESENTATION

The accompanying  unaudited  consolidated  financial  statements of BPC Holding
Corporation and its subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of
Regulation  S-X.   Accordingly,  they do not include all of the information and footnotes required by generally accepted  accounting  principles  for  complete
financial   statements.    In   the  opinion  of  management,  all  adjustments
(consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full fiscal year. The accompanying financial statements include the results of BPC Holding Corporation ("Holding") and its wholly-owned subsidiary, Berry Plastics
Corporation  ("Berry"),  and  its  wholly-owned   subsidiaries:    Berry   Iowa
Corporation,  Berry  Tri-Plas Corporation, Berry Sterling Corporation, AeroCon,
Inc.,  PackerWare  Corporation,   Berry  Plastics  Design  Corporation,  Venture
Packaging, Inc., Venture Packaging Midwest, Inc., Venture Packaging Southeast, Inc., NIM Holdings Limited ("NIM Holdings"), Norwich Injection Moulders Limited ("Norwich Moulders"), and Knight Plastics, Inc. For further information, refer to the consolidated financial statements and footnotes thereto included in Holding's and Berry's Form 10-K's filed with the Securities and Exchange Commission for the year ended January 2, 1999.

Certain amounts on the 1998 financial statements have been reclassified to conform with the 1999 presentation.

2. ACQUISITIONS

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

The pro forma results listed below are unaudited and reflect purchase accounting adjustments assuming the Norwich Moulders and Knight acquisitions occurred on December 28, 1997.

                                                THIRTEEN WEEKS ENDED
                                                   MARCH 28, 1998
                                                --------------------
Net sales                                            $ 76,036
Loss before income taxes                               (2,310)
Net loss attributable to common stockholders           (3,368)

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

3. LONG-TERM DEBT

Long-term debt consists of the following:

                                                    APRIL 3,                    JANUARY 2,
                                                     1999                          1999
                                                   ---------                    ---------
Holding 12.50% Senior Secured Notes                $105,000                      $105,000
Berry 12.25% Senior Subordinated Notes              125,000                       125,000
Term loans                                           65,845                        71,243
Revolving line of credit                             25,957                        16,162
Nevada Industrial Revenue Bonds                       4,000                         4,500
Capital leases                                        1,017                           561
Debt premium, net                                       795                           832
                                                   ---------                    ---------
                                                    327,614                       323,298
Less current portion of long-term debt               19,774                        19,388
                                                   ---------                    ---------
                                                   $307,840                      $303,910
                                                   =========                    =========


The current portion of long-term debt consists of $19.0 million of quarterly installments on the term loans, a $0.5 million repayment of the industrial bonds and the monthly principal payments related to capital lease obligations.

Concurrent with the Venture Packaging acquisition in 1997, the Company amended its then existing financing and security agreement (the "Security Agreement") with NationsBank, N.A. for a senior secured line of credit to increase the commitments thereunder to an aggregate principal amount of $127.2 million (the "Credit Facility"). Concurrent with the Norwich Acquisition, the Credit Facility was amended and increased to $132.6 million (plus an additional revolving credit facility of <pound-sterling>1.5 million (the "UK Revolver") and a term loan facility of <pound-sterling>4.5 million (the "UK Term Loan"), each for NIM Holdings and Norwich Moulders). The indebtedness under the Credit Facility is guaranteed by Holding and substantially all of its subsidiaries. The obligations of the Company and the subsidiaries under the Credit Facility and the guarantees thereof are secured primarily by all of the assets of such persons.

The Credit Facility provides the Company with (i) a $50.0 million revolving line of credit, subject to a borrowing base formula, (ii) the UK Revolver, subject to a borrowing base, (iii) a $63.7 million term loan facility, (iv) the UK Term Loan and (v) a $5.6 million standby letter of credit facility to support the Company's and its subsidiaries' obligations under the Nevada Industrial Revenue Bonds. The Credit Facility also provides for a $5.4 million term loan facility, the proceeds of which were used to retire in July 1998 the Company's and its subsidiaries' obligations under the Iowa Bonds, on which Berry Iowa had agreed, pursuant to a Loan and Trust Agreement with The City of Iowa Falls, Iowa, to pay amounts sufficient to pay principal, interest and any premium with respect to the Iowa Bonds. Also, the Credit Facility provided a term loan facility to support the Company's and its subsidiaries' obligations under the South Carolina Industrial Development Bonds. In August 1998, in conjunction with the closing and sale of the Anderson, South Carolina Facility, the Bonds were paid by the Company. The difference between the repayment of the development bonds and other related liabilities and the net proceeds from the sale of the facility of approximately $3.0 million has been financed with borrowings under the term loan facility. The Company has borrowed all amounts available under the term loan facility and the UK Term Loan to finance recent acquisitions. At April 3, 1999, the Company had unused borrowing capacity under the Credit Facility's revolving line of credit of approximately $23.4 million.

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

4. BPC HOLDING CORPORATION SUMMARY FINANCIAL INFORMATION

The following summarizes parent company only unaudited financial information of Holding:

                                                    APRIL 3,                        January 2,
                                                     1999                             1999
                                                   ---------                        ---------
Balance Sheet
Current assets                                     $    392                         $    622
Assets held in trust                                  6,764                            6,679
Other noncurrent assets                             (11,273)                         (14,193)
Current liabilities                                   4,396                            1,240
Noncurrent liabilities                              113,189                          112,225
Equity (deficit)                                   (121,702)                        (120,357)


                                                               THIRTEEN WEEKS ENDED
                                                   ------------------------------------------
                                                      APRIL 3,                       March 28,
                                                        1999                            1998
                                                   ----------                        ---------
Statement of Operations
Net sales                                          $        -                        $      -
Cost of goods sold                                          -                               -
Loss before income taxes and equity in net income
       (loss) of subsidiary                            (3,419)                         (3,193)
Net loss                                                  (92)                         (1,522)
Net loss attributable to common shareholders           (1,129)                         (2,509)

5. SEGMENT REPORTING

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

                                                            Thirteen Weeks Ended
                                                   --------------------------------------
                                                    APRIL 3,                    MARCH 28,
                                                     1999                         1998
                                                   ---------                    ---------
Net sales:
  Packaging products                                $ 65,164                     $ 58,637
  Housewares products                                 12,296                        8,093
Adjusted EBITDA:
  Packaging products                                  15,566                       12,601
  Housewares products                                  2,759                        1,578

Reconciliation of Adjusted EBITDA to loss
before income taxes:
  Adjusted EBITDA for reportable segments           $ 18,325                    $  14,179
  Net interest expense                                (9,186)                      (8,427)
  Depreciation                                        (5,874)                      (4,888)
  Amortization                                        (1,275)                        (880)
  Loss   on   disposal  of  property  and
  equipment                                             (609)                        (133)
  One-time expenses                                     (980)                      (1,220)
  Stock option market value adjustment                   (82)                           -
  Management fees                                       (218)                        (140)
                                                   ---------                    ---------
  Income (loss) before income taxes                 $    101                  $    (1,509)
                                                   =========                    =========

6. COMPREHENSIVE INCOME

Comprehensive losses were $0.4 million and $1.5 million for the thirteen weeks ended April 3, 1999 and March 28, 1998, respectively.

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

RESULTS OF OPERATIONS

13 WEEKS ENDED APRIL 3, 1999 (THE "QUARTER")
COMPARED TO 13 WEEKS ENDED MARCH 28, 1998 (THE "PRIOR QUARTER")

NET SALES. Net sales increased $10.7 million, or 16%, to $77.5 million for the Quarter from $66.7 million for the Prior Quarter with an approximate 2% decrease in net selling price due primarily to competitive market conditions. The addition of Norwich and Knight provided Quarter net sales of $3.7 million and $4.9 million, respectively. In addition, housewares sales increased $4.2 million with strong retail demand, and overcaps sales, excluding Knight, increased $0.7 million. Drink cup sales for the Quarter were $1.5 million off the Prior Quarter due to a large promotion in the Prior Quarter. Container sales decreased $1.6 million from the Prior Quarter due primarily to timing, the Company's decision to exit low margin business, and competitive pricing as noted above.

GROSS MARGIN. Gross margin increased by $5.5 million to $22.9 million (30% of net sales) for the Quarter from $17.5 million (26% of net sales) for the Prior Quarter. This increase of 31% includes the combined impact of the added Norwich and Knight sales volume, the cyclical impact of lower raw material costs compared to the Prior Quarter, acquisition integration, and productivity improvement initiatives. A major focus continues to be the consolidation of products and business of recent acquisitions to the most efficient tooling, providing customers with improved products and customer service. As part of the integration, the Company closed the Anderson, South Carolina facility, which was acquired in the Venture Packaging acquistion, in 1998 with the majority of the business being transferred to the Charlotte, North Carolina plant. In addition, the Company closed the Arlington Heights facility, which was acquired in the Knight acquisition, in 1999 with the majority of the business being transferred to the Woodstock, Illinois plant. Also, significant productivity improvements have been made, including the addition of state-of-the-art injection molding equipment, molds and printing equipment at several of the Company's facilities.

OPERATING EXPENSES. Selling expenses increased by $0.6 million to $4.2 million for the Quarter from $3.6 million for the Prior Quarter principally as a result of expanded sales coverage and increased marketing expenses. General and administrative expenses increased from $4.4 million for the Prior Quarter to $6.0 million for the Quarter. The increase of $1.6 million is primarily attributable to the Norwich and Knight acquisitions and increased accrued bonus expenses. During the Quarter, one-time transition expenses were $0.5 million related to acquisitions and $0.4 million related to the shutdown of the Arlington Heights facility. In the Prior Quarter, one-time transition expenses related to acquisitions were $1.0 million and $0.1 million related to the shutdown of the Reno and Anderson facilities.

INTEREST EXPENSE. Interest expense increased $0.6 million to $9.3 million for the Quarter compared to $8.7 million for the Prior Quarter primarily due to additional borrowings under the Credit Facility (see Note 3) to support the Norwich and Knight acquisitions (see Note 2).

INCOME TAX. For the Quarter, the Company recorded income tax expense of $0.2 million compared to income tax expense of $0.1 million for the Prior Quarter. The Company continues to operate in a net operating loss carryforward position for Federal income tax purposes.

NET LOSS. The Company recorded a net loss of $0.1 million for the Quarter compared to a net loss of $1.5 million for the Prior Quarter for the reasons discussed above.

LIQUIDITY AND SOURCES OF CAPITAL

Net cash provided by operating activities was $4.1 million for the Quarter, an increase of $3.0 million from the Prior Quarter. The increase is primarily the result of improved operating performance with net income before depreciation and amortization increasing $2.8 million from the Prior Quarter.

Capital spending of $6.7 million for the Quarter represents an increase of $4.7 million from the Prior Quarter. This Quarter's capital spending included $1.8 million for buildings and systems, $2.2 million for molds, $1.3 million for molding and printing machines, and $1.4 million for accessory equipment and systems.

Net cash provided by financing activities was $4.4 million for the Quarter compared to $0.9 million for the Prior Quarter. The increase of $3.4 million can be attributed to increased borrowings under the Credit Facility's revolving line of credit to finance the increased capital spending.

The Company anticipates that its cash interest, working capital and capital expenditure requirements for 1999 will be satisfied through a combination of funds generated from operating activities and cash on hand, together with funds available under the Credit Facility. Management bases such belief on historical experience and the substantial funds available under the Credit Facility. However, the Company cannot predict its future results of operations. At April 3, 1999, the Company's cash balance was $4.2 million, and Berry had unused borrowing capacity under the Credit Facility's borrowing base of approximately $23.4 million.

The 1994 Indenture and 1998 Indenture restrict, and the Credit Facility prohibits, Berry's ability to pay any dividend or make any distribution of funds to Holding to satisfy interest and other obligations on the 1996 Notes. Based upon historical operating results, without a substantial increase in the operating results of Berry, management anticipates that it will be unable to generate sufficient cash flow to permit a dividend to Holding in an amount sufficient to meet Holding's interest payment obligations under the 1996 Notes which begin after the depletion of the escrow account in June 1999 that was established to pay such interest. However, from December 15, 1999 until June 15, 2001, Holding may, at its option, pay interest, at an increased rate of 0.75% per annum, in additional 1996 Notes valued at 100% of the principal amount thereof. Upon expiration, management anticipates that such obligations will only be met by refinancing the 1996 Notes or raising capital through equity offerings. No assurance can be given that then-current market conditions would permit Holding to consummate a refinancing or equity offering.

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

These steps will not be completed until some time during the third quarter of 1999. This is due to the fact that some of the Company's suppliers are not targeting Year 2000 compliance until the summer of 1999.

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


May 17, 1999



By:   /S/ JAMES M. KRATOCHVIL
James M. Kratochvil
Executive Vice President, Chief Financial
Officer and Secretary of BPC Holding
Corporation (Principal Financial and
Accounting Officer)