Form 10-Q
period 2000-04-01
BPC HOLDING CORP
filed 2000-05-15
CIK 919465

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                 FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2000

                                      or

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





As of April 26, 2000, the following shares of capital stock of BPC Holding Corporation were outstanding: 91,000 shares of Class A Voting Common Stock; 259,000 shares of Class A Nonvoting Common Stock; 144,546 shares of Class B Voting Common Stock; 57,169 shares of Class B Nonvoting Common Stock; and 16,833 shares of Class C Nonvoting Common Stock. As of April 26, 2000 there were outstanding 100 shares of the Common Stock, $.01 par value, of Berry Plastics Corporation, 100 shares of the Common Stock, $.01 par value, of Berry Iowa Corporation, 100 shares of the Common Stock, $.01 par value, of Berry Tri-Plas Corporation, 100 shares of the Common Stock, $.01 par value, of Berry Sterling Corporation, 100 shares of the Common Stock, $.01 par value, of Aerocon, Inc., 100 shares of the Common Stock, $.01 par value, of PackerWare Corporation, 100 shares of the Common Stock, $.01 par value, of Berry Plastics Design Corporation, 100 shares of the Common Stock, $.01 par value, of Venture Packaging, Inc., 100 shares of the Common Stock, $.01 par value, of Venture Packaging Midwest, Inc., 100 shares of the Common Stock, $.01 par value, of Venture Packaging Southeast, Inc., 4,000,000 Ordinary Shares of
<pound-sterling>1 par value, of NIM Holdings Limited, 5,850 Ordinary Shares of
<pound-sterling>1 par value, of Berry Plastics U.K. Limited, 100 shares of the
Common Stock, $.01 par value, of Knight Plastics, Inc., 100 shares of the Common Stock, $.01 par value, of CPI Holding Corporation, 100 shares of the Common Stock, $.01 par value, of Cardinal Packaging, Inc., 2 Ordinary Shares of <pound-sterling>1 par value, of Norwich Acquisition Limited, and 100 shares of the Common Stock, $.01 par value, of Berry Acquisition Corporation.

                   BPC HOLDING CORPORATION AND SUBSIDIARIES

                                FORM 10-Q INDEX

                   FOR QUARTERLY PERIOD ENDED APRIL 1, 2000




                                                          PAGE NO.
Part I. Financial Information

      Item 1. Financial Statements
            Consolidated Balance Sheets                        4
            Consolidated Statements of Operations              6
            Consolidated Statements of Cash Flows              7
            Notes to Consolidated Financial Statements         8

      Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations     13

PART II. OTHER INFORMATION

      Item 4. Submission of Matters to a Vote of
            Security Holders                                  17

      Item 6. Exhibits and Reports on Form 8-K                17

SIGNATURE                                                     18

PART 1.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                   BPC Holding Corporation and Subsidiaries
                          Consolidated Balance Sheets
                           (In Thousands of Dollars)

                                                                   APRIL 1,                         JANUARY 1,
                                                                     2000                              2000
                                                              ---------------                    --------------
                                                                 (UNAUDITED)
    Assets
    Current assets:
     Cash and cash equivalents                                     $ 2,707                          $   2,546
     Accounts   receivable  (less  allowance  for  doubtful
    accounts of $1,696  at  April  1,  2000  and  $1,386 at         49,164                             37,507
    January 1, 2000)
     Inventories:
     Finished goods                                                 31,909                             31,676
     Raw materials and supplies                                     12,605                             15,016
                                                               ---------------                    --------------
                                                                    44,514                             46,692
     Prepaid expenses and other receivables                          5,344                              2,082
     Income taxes recoverable                                           45                                 45
                                                               ---------------                    --------------
    Total current assets                                           101,774                             88,872

    Property and equipment:
     Land                                                            8,445                              8,556
     Buildings and improvements                                     47,989                             48,080
     Machinery, equipment and tooling                              167,250                            172,082
     Construction in progress                                       25,400                             18,170
                                                              ---------------                    --------------
                                                                   249,084                            246,888
     Less accumulated depreciation                                 102,473                            100,096
                                                              ---------------                    --------------
                                                                   146,611                            146,792
    Intangible assets:
     Deferred financing and origination fees, net                   10,981                             11,571
     Covenants not to compete, net                                   3,142                              3,723
     Excess of cost over net assets acquired, net                   85,869                             87,614
                                                              ---------------                    --------------
                                                                    99,992                            102,908
    Other                                                            2,339                              2,235
                                                              ---------------                    --------------
    Total assets                                                 $ 350,716                          $ 340,807
                                                              ===============                   ===============

                           (In Thousands of Dollars)

                                                                  APRIL 1,                         JANUARY 1,
                                                                    2000                              2000
                                                              ---------------                    --------------
                                                                (UNAUDITED)
    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
    Current liabilities:
     Accounts payable                                           $  30,003                          $  25,798
     Accrued expenses and other liabilities                        10,342                              9,590
     Accrued interest                                              13,070                              8,108
     Employee compensation and payroll taxes                       12,179                             13,461
     Income taxes                                                     386                                279
     Current portion of long-term debt                             21,593                             21,109
                                                              ---------------                    --------------
    Total current liabilities                                      87,573                             78,345
    Long-term debt, less current portion                          390,222                            382,880
    Accrued dividends on preferred stock                           12,035                             11,001
    Deferred income taxes                                             493                                503
    Other liabilities                                               1,315                              1,549
                                                              ---------------                    --------------
                                                                  491,638                            474,278
    Stockholders' equity (deficit):
     Series    A   Preferred   Stock;   800,000   shares
        authorized;  600,000  shares  issued and outstanding
        (net  of  discount of $2,404 at April  1,  2000  and       12,167                             12,093
        $2,478 at January 1, 2000)
     Series   B   Preferred    Stock;   200,000   shares
        authorized, issued and outstanding                          5,000                              5,000
     Class A Common Stock; $.01 par value:
        Voting;  500,000  shares  authorized;  91,000
            shares issued and outstanding                               1                                  1
        Nonvoting;  500,000  shares  authorized;  259,000
            shares issued and outstanding                               3                                  3
    Class B Common Stock; $.01 par value:
        Voting;  500,000  shares  authorized; 145,058
            shares issued and 144,546 shares outstanding                1                                  1
        Nonvoting;   500,000  shares  authorized;  58,612
            shares issued and 57,169 shares outstanding                 1                                  1
    Class C Common Stock; $.01 par value:
        Nonvoting;   500,000  shares  authorized;  17,000
            shares issued and 16,833 shares outstanding                 -                                  -
    Treasury  stock:   512 shares Class B Voting Common
        Stock; 1,443 shares Class  B Nonvoting Common Stock;
        and 167 shares Class C Nonvoting Common Stock                (256)                              (256)
    Additional paid-in capital                                     40,451                             41,559
    Warrants                                                        3,511                              3,511
    Retained earnings (deficit)                                  (201,377)                          (195,061)
    Accumulated other comprehensive loss                             (432)                              (323)
                                                              ---------------                    --------------
    Total stockholders' equity (deficit)                         (140,930)                          (133,471)
                                                              ---------------                    --------------
    Total liabilities and stockholders' equity (deficit)        $ 350,716                          $ 340,807
                                                              ===============                   ===============

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                   BPC Holding Corporation and Subsidiaries
                     Consolidated Statements of Operations
                           (In Thousands of Dollars)

                                                                 THIRTEEN WEEKS ENDED
                                                            ------------------------------
                                                              APRIL 1,           APRIL 3,
                                                               2000               1999
                                                            -------------     ------------
                                                                      (UNAUDITED)
Net sales                                                    $97,184             $77,460
Cost of goods sold                                            75,189              54,523
                                                            -------------     ------------
Gross margin                                                  21,995              22,937

Operating expenses:
  Selling                                                      5,170               4,230
  General and administrative                                   6,329               6,038
  Research and development                                       726                 542
  Amortization of intangibles                                  2,222               1,275
  Other expenses                                               1,781                 956
                                                            -------------     ------------
Operating income                                               5,767               9,896
Other expenses:
  Loss on disposal of property and equipment                     528                 609
                                                            -------------     ------------
Income before interest and taxes                               5,239               9,287

Interest:
  Expense                                                    (11,551)             (9,286)
  Income                                                          12                 100
Income (loss) before income taxes                             (6,300)                101
Income taxes                                                      16                 193
                                                            -------------     ------------
Net loss                                                      (6,316)                (92)

Preferred stock dividends                                     (1,034)               (964)
Amortization of preferred stock discount                         (73)                (73)
                                                            -------------     ------------
Net loss attributable to common shareholders                $ (7,423)          $  (1,129)
                                                            =============    =============


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  BPC Holding Corporation and Subsidiaries
                     Consolidated Statements of Cash Flows
                           (In Thousands of Dollars)

                                                                                     THIRTEEN WEEKS ENDED
                                                                               ------------------------------
                                                                                APRIL 1,             APRIL 3,
                                                                                2000                 1999
                                                                               -------------     ------------
                                                                                         (UNAUDITED)

OPERATING ACTIVITIES
Net loss                                                                      $  (6,316)            $     (92)
Adjustments to reconcile net loss to net cash provided by (used for)
  operating activities:
     Depreciation                                                                 6,806                 5,874
     Non-cash interest expense                                                    4,008                   436
     Amortization                                                                 2,222                 1,275
     Interest funded by assets held in trust                                          -                   (85)
     Loss on sale of property and equipment                                         528                   609
     Changes in operating assets and liabilities:
        Accounts receivable, net                                                (11,729)              (12,157)
        Inventories                                                               2,193                  (842)
        Prepaid expenses and other receivables                                   (2,987)                  347
        Other assets                                                               (150)                    4
        Payables and accrued expenses                                             4,868                 8,713
                                                                               -------------     ------------
Net cash provided by (used for) operating activities                               (557)                4,082

INVESTING ACTIVITIES
Additions to property and equipment                                              (7,276)               (6,639)
Proceeds from disposal of property and equipment                                     30                    90
                                                                               -------------     ------------
Net cash used for investing activities                                           (7,246)               (6,549)

FINANCING ACTIVITIES
Proceeds from long-term borrowings                                               16,290                 9,795
Payments on long-term borrowings                                                 (8,327)               (5,442)
                                                                               -------------     ------------
Net cash provided by financing activities                                         7,963                 4,353
Effect of exchange rate changes on cash                                               1                   (19)
                                                                               -------------     ------------
Net increase in cash and cash equivalents                                           161                 1,867
Cash and cash equivalents at beginning of period                                  2,546                 2,318
                                                                               -------------     ------------

Cash and cash equivalents at end of period                                      $ 2,707              $  4,185
                                                                               =============    =============








SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                   BPC Holding Corporation and Subsidiaries
                  Notes to Consolidated Financial Statements
             (In thousands of dollars, except as otherwise noted)
                                  (Unaudited)

1. BASIS OF PRESENTATION

The accompanying  unaudited  consolidated  financial  statements of BPC Holding
Corporation and its subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full fiscal year. The accompanying financial statements include the results of BPC Holding Corporation ("Holding") and its wholly-owned subsidiary, Berry Plastics Corporation ("Berry"), and its wholly-owned subsidiaries: Berry Iowa Corporation, Berry Tri-Plas Corporation, Berry Sterling Corporation, AeroCon, Inc., PackerWare Corporation, Berry Plastics Design Corporation, Venture Packaging, Inc., Venture Packaging Midwest, Inc., Venture Packaging Southeast, Inc., NIM Holdings Limited ("NIM Holdings"), Berry Plastics U.K. Limited ("Berry UK"), Knight Plastics, Inc., CPI Holding Corporation, Cardinal Packaging, Inc., Norwich Acquisition Limited, and Berry Plastics Acquisition Corporation. For further information, refer to the consolidated financial statements and footnotes thereto included in Holding's and Berry's Form 10-K's filed with the Securities and Exchange Commission for the year ended January 1, 2000.

Certain amounts on the 1999 financial statements have been reclassified to conform with the 2000 presentation.

2. ACQUISITIONS

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

THE PRO FORMA RESULTS LISTED BELOW ARE UNAUDITED AND REFLECT PURCHASE ACCOUNTING ADJUSTMENTS ASSUMING THE CARDINAL ACQUISITION OCCURRED ON JANUARY 3, 1999.


                                               THIRTEEN WEEKS ENDED
                                                  APRIL 3, 1999
                                                 ----------------------
Net sales                                           $ 91,693
Loss before income taxes                              (1,964)
Net loss attributable to common stockholders          (2,157)

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

3. LONG-TERM DEBT

Long-term debt consists of the following:

                                                   APRIL 1,                    JANUARY 1,
                                                     2000                         2000
                                                 ----------                    ----------
   Holding 12.50% Senior Secured Notes            $111,956                      $111,956
   Berry 12.25% Senior Subordinated Notes          125,000                       125,000
   Berry 11% Senior Subordinated Notes              75,000                        75,000
   Term loans                                       46,871                        55,221
   Revolving lines of credit                        47,917                        31,649
   Nevada Industrial Revenue Bonds                   4,000                         4,000
   Capital leases                                      423                           479
   Debt premium, net                                   648                           684
                                                 ----------                    ----------
                                                   411,815                       403,989
   Less current portion of long-term debt           21,593                        21,109
                                                  $390,222                      $382,880
                                                 ==========                    ==========

The current portion of long-term debt consists of $20.9 million of quarterly installments on the term loans, and $0.5 million in repayments of the industrial bonds and the monthly principal payments related to capital lease obligations.

Berry has a financing and security agreement with Bank of America for a senior secured line of credit (the "Credit Facility") for an aggregate principal amount at April 1, 2000 of approximately $123.5 million consisting of (i) a $70.0 million revolving line of credit, subject to a borrowing base formula,
(ii) a $2.4 million revolving line of credit in the U.K. ("UK Revolver"), subject to a borrowing base formula, (iii) a $42.1 million term loan facility,
(iv) a $4.8 million term loan facility in the U.K. ("UK Term Loan") and (v) a $4.2 million standby letter of credit facility to support the Company's and its subsidiaries' obligations under the Nevada Bonds. At April 1, 2000, the Company had unused borrowing capacity under the Credit Facility's revolving line of credit of approximately $17.8 million. The indebtedness under the Credit Facility is guaranteed by Holding, Berry, and all of Berry's subsidiaries. The obligations of the Company and the subsidiaries under the Credit Facility and the guarantees thereof are secured primarily by all of the assets of such entities.

4.   BPC HOLDING CORPORATION SUMMARY FINANCIAL INFORMATION

The  following  summarizes  parent  company   only  unaudited  financial
information of Holding:

                                                        APRIL 1,                        JANUARY 1,
                                                          2000                             2000
                                                      ------------                     ------------
BALANCE SHEET
Current assets                                        $     701                        $     703
Other noncurrent assets                                 (13,024)                         (10,184)
Current liabilities                                       4,611                            1,033
Noncurrent liabilities                                  123,992                          122,957
Equity (deficit)                                       (140,926)                        (133,471)




                                                                    THIRTEEN WEEKS ENDED
                                                              -------------------------------
                                                                 APRIL 1,          APRIL 3,
                                                                   2000              1999
                                                              -------------      ------------
STATEMENT OF OPERATIONS
Net  sales                                                     $    ---           $      -
Cost of goods sold                                                  ---                  -
Loss  before  income  taxes and equity in net income
   (loss) of subsidiary                                          (3,752)            (3,419)
Net loss                                                         (6,316)               (92)
Net loss attributable to common shareholders                     (7,423)            (1,129)



5.   SEGMENT REPORTING

The Company has two reportable segments: packaging products and housewares products. The Company's packaging business consists of three primary market groups: aerosol overcaps and closures, containers, and drink cups. The Company's housewares business consists of semi-disposable plastic housewares and plastic lawn and garden products, sold primarily through major national retail marketers and national chain stores.

The Company evaluates performance and allocates resources based on operating income before depreciation and amortization of intangibles adjusted to exclude
(i) market value adjustment related to stock options, (ii) other non-recurring or "one-time" expenses and (iii) management fees and reimbursed expenses paid to First Atlantic ("Adjusted EBITDA"). The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. The Company's reportable segments are business units that offer different products to different markets.

                                                         Thirteen Weeks Ended
                                                   --------------------------------
                                                      APRIL 1,          APRIL 3,
                                                       2000              1999
                                                   --------------    --------------
Net sales:
  Packaging products                                 $ 84,686           $ 65,164
  Housewares products                                  12,498             12,296
Adjusted EBITDA:
  Packaging products                                   14,704             15,566
  Housewares products                                   2,251              2,759

Reconciliation  of  Adjusted  EBITDA  to income
 (loss) before income taxes:
    Adjusted EBITDA for reportable segments          $ 16,955          $  18,325
    Net interest expense                              (11,539)            (9,186)
    Depreciation                                       (6,806)            (5,874)
    Amortization                                       (2,222)            (1,275)
    Loss  on  disposal  of  property and equipment       (528)              (609)
    One-time expenses                                  (1,838)              (980)
    Stock option market value adjustment                 (104)               (82)
    Management fees                                      (218)              (218)
                                                   -------------     -------------
    Income (loss) before income taxes                $ (6,300)         $     101
                                                   =============     =============

One time-expenses represent non-recurring expenses that relate to recently acquired businesses, plant consolidations, and litigation associated with a drink cup patent.

6. COMPREHENSIVE INCOME

Comprehensive losses were $6.4 million and $0.4 million for the thirteen weeks ended April 1, 2000 and April 3, 1999, respectively.

7. Subsequent Event

On May 9, 2000, Berry acquired all of the outstanding capital stock of Poly-Seal Corporation for aggregate consideration of approximately $58.0 million. The purchase was financed through the issuance by Holding of $25.0 million of 14% preferred stock and additional borrowings under the Credit Facility.

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

RESULTS OF OPERATIONS

13 WEEKS ENDED APRIL 1, 2000 (THE "QUARTER")
COMPARED TO 13 WEEKS ENDED APRIL 3, 1999 (THE "PRIOR QUARTER")

NET SALES. Net sales increased $19.7 million, or 25%, to $97.2 million for the Quarter from $77.5 million for the Prior Quarter with an approximate 8% increase in net selling price due to higher raw material costs. Plastic packaging net sales increased $19.5 million from the Prior Quarter. Within this segment, aerosol overcaps and closures net sales increased $0.1 million. Container net sales increased $18.7 million from the Prior Quarter due primarily to the Cardinal acquisition. Also, drink cup sales for the Quarter were $1.5 million over the Prior Quarter primarily due to a new product. Custom net sales were down $0.8 million due to a large promotion in the Prior Quarter. In addition, housewares sales increased $0.2 million.

GROSS MARGIN. Gross margin decreased by $0.9 million to $22.0 million (23% of net sales) for the Quarter from $22.9 million (30% of net sales) for the Prior
Quarter.   This  decrease  of  4%  includes the combined impact of the cyclical impact of higher raw material costs compared to the Prior Quarter, the added Cardinal sales volume, acquisition integration and productivity improvement initiatives. The cost of the Company's primary raw material, resin, has increased over 48% from the Prior Quarter. A major focus continues to be the consolidation of products and business of recent acquisitions to the most efficient tooling, providing customers with improved products and customer service. As part of the integration, the Company closed its Arlington Heights, Illinois facility (acquired in the Knight acquisition) in the first quarter of 1999 and its Ontario, California facility (acquired in the Cardinal acquisition) in the third quarter of 1999. In addition, the Company made two configuration changes that were completed in the fourth quarter of 1999 with the Minneapolis, Minnesota (acquired in the Cardinal acquisition) and Iowa Falls, Iowa locations closing their molding
operations.   The  business from these  locations  are distributed  throughout
Berry's facilities. Also, significant productivity improvements were made during the year, including the addition of state-of-the-art injection molding equipment, molds and printing equipment at several of the Company's facilities.

OPERATING EXPENSES. Selling expenses increased by $1.0 million to $5.2 million for the Quarter from $4.2 million for the Prior Quarter principally as a result of the Cardinal acquisition and increased commissions with increased selling prices. General and administrative expenses increased from $6.0 million for the Prior Quarter to $6.3 million for the Quarter. The increase of $0.3 million is primarily attributable to the Cardinal acquisition. During the Quarter, one-time transition expenses were $0.3 million related to acquisitions and $1.5 million related to the shutdown and reorganization of facilities. In the Prior Quarter, one-time transition expenses related to acquisitions were $0.5 million and $0.4 million related to the shutdown of the Arlington Heights facility.

INTEREST EXPENSE. Interest expense increased $2.3 million to $11.6 million for the Quarter compared to $9.3 million for the Prior Quarter primarily due to the issuance of $75.0 million of 11% Senior Subordinated Notes to support the Cardinal acquisition.

INCOME TAX. For the Quarter, the Company recorded income tax expense of $12,000 compared to income tax expense of $0.2 million for the Prior Quarter. The Company continues to operate in a net operating loss carryforward position for Federal income tax purposes.

NET LOSS. The Company recorded a net loss of $6.3 million for the Quarter compared to a net loss of $0.1 million for the Prior Quarter for the reasons discussed above.

LIQUIDITY AND SOURCES OF CAPITAL

Net cash used by operating activities was $0.6 million for the Quarter compared to the Prior Quarter in which operating activities provided net cash of $4.1 million. The decrease is primarily the result of higher raw material costs with net income before depreciation and amortization decreasing $4.3 million from the Prior Quarter.

Capital spending of $7.3 million for the Quarter represents an increase of $0.7 million from the Prior Quarter. The Quarter's capital spending included $3.8 million for buildings and systems, $1.5 million for molds, $0.7 million for molding and printing machines, and $1.3 million for accessory equipment and systems.

Net cash provided by financing activities was $8.0 million for the Quarter compared to $4.4 million for the Prior Quarter. The increase of $3.6 million can be attributed to increased borrowings under the Credit Facility's revolving line of credit to finance the increased capital spending and bond interest payments related to the Cardinal acquisition.

The Company anticipates that its cash interest, working capital and capital expenditure requirements for 2000 will be satisfied through a combination of funds generated from operating activities and cash on hand, together with funds available under the Credit Facility. Management bases such belief on historical experience and the substantial funds available under the Credit
Facility. However, the Company cannot predict its future results of operations. At April 1, 2000, the Company's cash balance was $2.7 million, and Berry had unused borrowing capacity under the Credit Facility's borrowing base of approximately $17.8 million.

THE 1994 INDENTURE, 1998 INDENTURE, AND 1999 INDENTURE RESTRICT, AND THE CREDIT FACILITY PROHIBITS, BERRY'S ABILITY TO PAY ANY DIVIDEND OR MAKE ANY DISTRIBUTION OF FUNDS TO HOLDING TO SATISFY INTEREST AND OTHER OBLIGATIONS ON THE 1996 NOTES. BASED UPON HISTORICAL OPERATING RESULTS, WITHOUT A SUBSTANTIAL INCREASE IN THE OPERATING RESULTS OF BERRY, MANAGEMENT ANTICIPATES THAT IT WILL BE UNABLE TO GENERATE SUFFICIENT CASH FLOW TO PERMIT A DIVIDEND TO HOLDING IN AN AMOUNT SUFFICIENT TO MEET HOLDING'S INTEREST PAYMENT OBLIGATIONS UNDER THE 1996 NOTES. INTEREST ON THE 1996 NOTES IS PAYABLE SEMI-ANNUALLY ON JUNE 15 AND DECEMBER 15 OF EACH YEAR. HOWEVER, FROM DECEMBER 15, 1999 UNTIL JUNE 15, 2001, HOLDING MAY, AT ITS OPTION, PAY INTEREST, AT AN INCREASED RATE OF 0.75% PER ANNUM, IN ADDITIONAL 1996 NOTES VALUED AT 100% OF THE PRINCIPAL AMOUNT THEREOF. ON DECEMBER 15, 1999, HOLDING ISSUED APPROXIMATELY $7.0 MILLION AGGREGATE PRINCIPAL AMOUNT OF ADDITIONAL 1996 NOTES IN SATISFACTION OF ITS INTEREST OBLIGATION. AFTER JUNE 15, 2001 OR IN THE EVENT THAT HOLDING DOES NOT PAY INTEREST IN ADDITIONAL NOTES, MANAGEMENT ANTICIPATES THAT SUCH INTEREST OBLIGATIONS WILL ONLY BE MET BY REFINANCING THE 1996 NOTES OR RAISING CAPITAL THROUGH EQUITY OFFERINGS. WE CAN NOT ASSURE YOU THAT THEN-CURRENT MARKET CONDITIONS WOULD PERMIT HOLDING TO CONSUMMATE A REFINANCING OR EQUITY OFFERING.

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

However, the Company is currently in the process of replacing its current business software with another Year 2000 compliant package. This replacement is not due to any Year 2000 issues, but is needed to accommodate the changes that have been experienced in the business due to acquisitions in recent years. The anticipated cost of this conversion is about $2.8 million of which $2.6 million has been paid through April 1, 2000. The accounting phase of this conversion was completed for all plants in January 1999. The remaining phases are scheduled to be completed by the end of 2000.

The Company believes it has an effective program in place to resolve all internal Year 2000 issues and that all such issues were adequately resolved prior to January 1, 2000. An inventory of computer based systems has been compiled and verified through testing and supplier verification. The Company replaced the voicemail system in the Lawrence plant for about $80,000. In addition, the computer on the palletizer in the Woodstock plant has been back-dated, which has not had any impact on operations. This system is planned to be upgraded by the end of 2000. The anticipated cost of this upgrade is about $13,000. No internal Year 2000 problems have been experienced to date by the Company.

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

  (  Identified  key  suppliers,  which  include  suppliers  of  raw  material, banking, transportation, service, and utility providers and surveying these suppliers as to their Year 2000 status;
  ( Identified which suppliers are not compliant or at risk; and
  ( Engaged  in  risk  assessment   and  contingency  planning  for  these  key
    suppliers.

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

      PART II.  OTHER INFORMATION

      ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         By Written Consent in Lieu of a Meeting of the Stockholders of BPC Holding Corporation dated February 29, 2000, the stockholders (i) re-elected the following members to the Board of Directors: Roberto Buaron, David M. Clarke, Lawrence G. Graev, Donald J. Hofmann, Jr., Martin R. Imbler, Joseph S. Levy and Matthew J. Lori, who comprise the entire board and were all board members prior to the election, and (ii) approved the increase in the number of shares available for issuance under Holding's 1996 Stock Option Plan from 51,620 to 61,620.


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


May 15, 2000



                             By:   /S/ JAMES M. KRATOCHVIL
                                   James M. Kratochvil
                                   Executive Vice President, Chief Financial
                                      Officer and Secretary of BPC Holding
                                      Corporation (Principal Financial and
                                      Accounting Officer)