Form 10-Q
period 2000-07-01
BPC HOLDING CORP
filed 2000-08-15
CIK 919465

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended July 1, 2000

                                       or

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

As of July 2, 2000, the following shares of capital stock of BPC Holding Corporation were outstanding: 91,000 shares of Class A Voting Common Stock; 259,000 shares of Class A Nonvoting Common Stock; 144,546 shares of Class B Voting Common Stock; 56,509 shares of Class B Nonvoting Common Stock; and 16,833 shares of Class C Nonvoting Common Stock. As of July 2, 2000, there were outstanding 100 shares of the Common Stock, $.01 par value, of Berry Plastics Corporation, 100 shares of the Common Stock, $.01 par value, of Berry Iowa Corporation, 100 shares of the Common Stock, $.01 par value, of Berry Tri-Plas Corporation, 100 shares of the Common Stock, $.01 par value, of Berry Sterling Corporation, 100 shares of the Common Stock, $.01 par value, of Aerocon, Inc., 100 shares of the Common Stock, $.01 par value, of PackerWare Corporation, 100 shares of the Common Stock, $.01 par value, of Berry Plastics Design Corporation, 100 shares of the Common Stock, $.01 par value, of Venture Packaging, Inc., 100 shares of the Common Stock, $.01 par value, of Venture Packaging Midwest, Inc., 100 shares of the Common Stock, $.01 par value, of Berry Plastics Technical Services, Inc., 4,000,000 Ordinary Shares of (pound)1 par value, of NIM Holdings Limited, 5,850 Ordinary Shares of (pound)1 par value, of Berry Plastics U.K. Limited, and 100 shares of the Common Stock, $.01 par value, of Knight Plastics, Inc., 100 shares of the Common Stock, $.01 par value, of CPI Holding Corporation, 100 shares of the Common Stock, $.01 par value, of Cardinal Packaging, Inc., 2 Ordinary Shares of (pound)1 par value, of Norwich Acquisition Limited, and 100 shares of the Common Stock, $.01 par value, of Berry Plastics Acquisition Corporation II, 100 shares of the Common Stock, $.01 par value, of Poly-Seal Corporation, and 100 shares of the Common Stock, $.01 par value, of Berry Plastics Acquisition Corporation III.

                    BPC HOLDING CORPORATION AND SUBSIDIARIES

                                 FORM 10-Q INDEX

                     FOR QUARTERLY PERIOD ENDED JULY 1, 2000

                                                                        PAGE NO.
                                                                        --------
PART I.  FINANCIAL INFORMATION

         Item 1. Financial Statements
                 Consolidated Balance Sheets............................   4
                 Consolidated Statements of Operations..................   6
                 Consolidated Statements of Cash Flows..................   7
                 Notes to Consolidated Financial Statements.............   8


         Item 2. Management's Discussion and Analysis of
                 Financial Condition and Results of Operations..........  14

PART II. OTHER INFORMATION

         Item 6. Exhibits and Reports on Form 8-K.......................  19

SIGNATURE...............................................................  21

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

                    BPC Holding Corporation and Subsidiaries
                           Consolidated Balance Sheets
                            (In Thousands of Dollars)

                                                            JULY 1,   JANUARY 1,
                                                             2000        2000
                                                           --------   ----------
                                                          (UNAUDITED)
ASSETS
Current assets:
   Cash and cash equivalents .........................     $  3,732    $  2,546
   Accounts receivable (less allowance for
     doubtful accounts of $1,915 at July 1, 2000
     and $1,386 at January 1, 2000) ..................       51,696      37,507
   Inventories:
      Finished goods .................................       38,109      31,676
      Raw materials and supplies .....................       15,785      15,016
                                                           --------    --------
                                                             53,894      46,692
   Prepaid expenses and other receivables ............        7,314       2,082
   Income taxes recoverable ..........................        1,151          45
                                                           --------    --------
Total current assets .................................      117,787      88,872


Property and equipment:
   Land ..............................................        9,061       8,556
   Buildings and improvements ........................       55,119      48,080
   Machinery, equipment and tooling ..................      191,051     172,082
   Construction in progress ..........................       37,380      18,170
                                                           --------    --------
                                                            292,611     246,888
   Less accumulated depreciation .....................      109,709     100,096
                                                           --------    --------
                                                            182,902     146,792
Intangible assets:
   Deferred financing and origination fees, net ......       10,830      11,571
   Covenants not to compete, net .....................        4,176       3,723
   Excess of cost over net assets acquired, net ......      101,846      87,614
                                                           --------    --------
                                                            116,852     102,908
Other ................................................          250       2,235
                                                           --------    --------
Total assets .........................................     $417,791    $340,807
                                                           ========    ========

                            (In Thousands of Dollars)

                                                          JULY 1,     JANUARY 1,
                                                           2000          2000
                                                         ---------    ---------
                                                        (UNAUDITED)

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable ...................................   $  30,766    $  25,798
  Accrued expenses and other liabilities .............      16,378        9,590
  Accrued interest ...................................       7,800        8,108
  Employee compensation and payroll taxes ............      11,961       13,461
  Income taxes .......................................         170          279
  Current portion of long-term debt ..................      21,435       21,109
                                                         ---------    ---------
Total current liabilities ............................      88,510       78,345
Long-term debt, less current portion .................     437,050      382,880
Accrued dividends on preferred stock .................      13,617       11,001
Deferred income taxes ................................         461          503
Other liabilities ....................................       1,232        1,549
                                                         ---------    ---------
                                                           540,870      474,278
Stockholders' equity (deficit):
  Series A Preferred Stock; 600,000 shares
    authorized; issued and outstanding
    (net of discount of $2,331 at July 1, 2000
    and $2,478 at January 1, 2000) ...................      12,240       12,093
  Series A-1 Preferred  Stock, 1,400,000 shares
    authorized; 1,000,000 issued and outstanding
    (net of discount of $72 at July 1, 2000) .........      19,715         --
  Series B Preferred Stock; 200,000 shares
    authorized, issued and outstanding ...............       5,000        5,000
  Class A Common Stock; $.01 par value:
    Voting; 500,000 shares authorized; 91,000
      shares issued and outstanding ..................           1            1
    Nonvoting; 500,000 shares authorized;
      259,000 shares issued and outstanding ..........           3            3
  Class B Common Stock; $.01 par value:
    Voting; 500,000 shares authorized; 145,058
      shares issued and 144,546 shares outstanding ...           1            1
    Nonvoting; 500,000 shares authorized; 58,612
      shares issued and 56,509 shares outstanding ....           1            1
  Class C Common Stock; $.01 par value:
    Nonvoting; 500,000 shares authorized; 17,000
      shares issued and 16,833 shares outstanding ....        --           --
  Treasury stock: 512 shares Class B Voting Common
    Stock; 2,103 shares Class B Nonvoting Common
    Stock; and 167 shares Class C Nonvoting
    Common Stock .....................................        (369)        (256)
  Additional paid-in capital .........................      38,724       41,559
  Warrants ...........................................       9,386        3,511
  Retained earnings (deficit) ........................    (207,004)    (195,061)
   Accumulated other comprehensive loss ..............        (777)        (323)
                                                         ---------    ---------
Total stockholders' equity (deficit) .................    (123,079)    (133,471)
                                                         ---------    ---------
Total liabilities and stockholders' equity (deficit) .   $ 417,791    $ 340,807
                                                         =========    =========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                    BPC Holding Corporation and Subsidiaries
                      Consolidated Statements of Operations
                            (In Thousands of Dollars)

                                       THIRTEEN WEEKS ENDED     TWENTY-SIX WEEKS ENDED
                                      ----------------------    ----------------------
                                       JULY 1,      JULY 3,      JULY 1,      JULY 3,
                                        2000         1999         2000         1999
                                      ---------    ---------    ---------    ---------
                                             (UNAUDITED)              (UNAUDITED)
Net sales .........................   $ 107,186    $  82,392    $ 204,368    $ 159,852
Cost of goods sold ................      81,719       58,259      156,902      112,782
                                      ---------    ---------    ---------    ---------
Gross margin ......................      25,467       24,133       47,466       47,070

Operating expenses:
  Selling .........................       5,580        4,323       10,749        8,553
  General and administrative ......       6,361        5,845       12,688       11,883
  Research and development ........         835          633        1,562        1,175
  Amortization of intangibles .....       2,506        1,275        4,728        2,550
  Other expenses ..................       2,496          711        4,276        1,667
                                      ---------    ---------    ---------    ---------
Operating income ..................       7,689       11,346       13,463       21,242

Other expenses:
  Loss on disposal of
    property and equipment ........          88          169          616          778
                                      ---------    ---------    ---------    ---------
Income before interest,
  taxes, and extraordinary item ...       7,601       11,177       12,847       20,464
Interest:
  Expense .........................     (12,242)      (8,736)     (23,794)     (18,022)
  Income ..........................          40           62           52          162
                                      ---------    ---------    ---------    ---------
Income (loss) before income taxes
  and extraordinary item ..........      (4,601)       2,503      (10,895)       2,604
Income taxes ......................           8          289           24          482
                                      ---------    ---------    ---------    ---------
Net income (loss) before
  extraordinary item ..............      (4,609)       2,214      (10,919)       2,122
Extraordinary item (less applicable
  income taxes of $0) .............       1,022         --          1,022         --
                                      ---------    ---------    ---------    ---------
Net income (loss) .................      (5,631)       2,214      (11,941)       2,122

Preferred stock dividends .........      (1,582)        (998)      (2,616)      (1,962)
Amortization of preferred
  stock discount ..................        (145)         (73)        (218)        (146)
                                      ---------    ---------    ---------    ---------
Net income (loss) attributable
  to common stockholders ..........   $  (7,358)   $   1,143    $ (14,775)   $      14
                                      =========    =========    =========    =========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                    BPC Holding Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows
                            (In Thousands of Dollars)

                                                          TWENTY-SIX WEEKS ENDED
                                                           --------------------
                                                            JULY 1,     JULY 3,
                                                             2000        1999
                                                           --------    --------
                                                                (UNAUDITED)
OPERATING ACTIVITIES
Net income (loss) ......................................   $(11,941)   $  2,122
Adjustments to reconcile net income
  (loss) to net cash provided by
  operating activities:
    Depreciation .......................................     14,370      11,560
    Non-cash interest expense ..........................      8,244         872
    Amortization .......................................      4,728       2,550
    Interest funded by assets held in trust ............       --         6,427
    Write-off deferred financing and origination fees ..        527        --
    Loss on sale of property and equipment .............        616         778
    Changes in operating assets and liabilities:
      Accounts receivable, net .........................     (8,487)    (11,058)
      Inventories ......................................      2,475        (636)
      Prepaid expenses and other receivables ...........     (5,283)       (910)
      Other assets .....................................       --          (126)
      Payables and accrued expenses ....................      2,549       4,557
                                                           --------    --------
Net cash provided by operating activities ..............      7,798      16,136

INVESTING ACTIVITIES
Additions to property and equipment ....................    (19,595)    (13,461)
Proceeds from disposal of property and equipment .......         82         408
Acquisitions of businesses, net of cash required .......    (59,877)       --
                                                           --------    --------
Net cash used for investing activities .................    (79,390)    (13,053)

FINANCING ACTIVITIES
Proceeds from long-term borrowings .....................     58,352       7,672
Payments on long-term borrowings .......................    (10,784)    (10,058)
Issuance of preferred stock and warrants ...............     25,000        --
Purchase of treasury stock .............................       (112)        (16)
                                                           --------    --------
Net cash provided by (used by) financing activities ....     72,456      (2,402)
Effect of exchange rate changes on cash ................        322          (6)
                                                           --------    --------
Net increase in cash and cash equivalents ..............      1,186         675
Cash and cash equivalents at beginning of period .......      2,546       2,318
                                                           --------    --------
Cash and cash equivalents at end of period .............   $  3,732    $  2,993
                                                           ========    ========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                    BPC Holding Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
              (In thousands of dollars, except as otherwise noted)
                                   (Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of BPC Holding Corporation and its subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full fiscal year. The accompanying financial statements include the results of BPC Holding Corporation ("Holding") and its wholly-owned subsidiary, Berry Plastics Corporation ("Berry"), and its wholly-owned subsidiaries: Berry Iowa Corporation, Berry Tri-Plas Corporation, Berry Sterling Corporation, AeroCon, Inc., PackerWare Corporation, Berry Plastics Design Corporation, Venture Packaging, Inc., Venture Packaging Midwest, Inc., Berry Plastics Technical Services, Inc., NIM Holdings Limited, Berry Plastics U.K. Limited, Knight Plastics, Inc., CPI Holding Corporation, Cardinal Packaging, Inc., Norwich Acquisition Limited, Berry Plastics Acquisition Corporation II, Berry Plastics Acquisition Corporation III, and Poly-Seal Corporation. For further information, refer to the consolidated financial statements and footnotes thereto included in Holding's and Berry's Form 10-K's filed with the Securities and Exchange Commission for the year ended January 1, 2000.

Certain amounts on the 1999 financial statements have been reclassified to conform with the 2000 presentation.

2. ACQUISITIONS

On May 9, 2000, Berry acquired all of the outstanding capital stock of Poly-Seal Corporation ("Poly-Seal") for aggregate consideration of approximately $58.0 million. The purchase was financed through the issuance by Holding of $25.0 million of 14% preferred stock (see Note 7) and additional borrowings under the Credit Facility (See Note 3). The operations of Poly-Seal are included in Berry's operations since the acquisition date using the purchase method of accounting.

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

The pro forma results listed below are unaudited and reflect purchase accounting adjustments assuming the Cardinal and Poly-Seal acquisitions occurred on January 3, 1999.

                                     THIRTEEN WEEKS ENDED      TWENTY-SIX WEEKS ENDED
                                    -----------------------   -----------------------
                                      JULY 1,      JULY 3,      JULY 1,      JULY 3,
                                       2000         1999         2000         1999
                                    ----------     --------   ---------    ----------
Net sales .......................   $ 111,855      109,302    $ 221,430    $ 214,004
Income (loss) before income taxes
   and extraordinary item .......      (7,862)         424      (14,157)      (2,041)
Net loss attributable to
common stockholders .............     (10,116)      (1,974)     (18,572)      (6,706)

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

3. LONG-TERM DEBT

Long-term debt consists of the following:
                                                       JULY 1,    JANUARY 1,
                                                        2000        2000
                                                      --------    --------
      Holding 12.50% Senior Secured Notes ........    $119,373    $111,956
      Berry 12.25% Senior Subordinated Notes .....     125,000     125,000
      Berry 11% Senior Subordinated Notes ........      75,000      75,000
      Term loans .................................      84,720      55,221
      Revolving lines of credit ..................      49,917      31,649
      Nevada Industrial Revenue Bonds ............       3,500       4,000
      Capital leases .............................         365         479
      Debt premium, net ..........................         610         684
                                                      --------    --------
                                                       458,485     403,989
      Less current portion of long-term debt .....      21,435      21,109
                                                      --------    --------
                                                      $437,050    $382,880
                                                      ========    ========

The current portion of long-term debt consists of $20.9 million of quarterly installments on the term loans, a $0.5 million repayment of the industrial bonds and the monthly principal payments related to capital lease obligations.

In connection with the acquisition of Poly-Seal, Berry amended its financing and security agreement with Bank of America (the "Credit Facility") to increase the amount of funds available within the facility. At July 1, 2000, the Credit Facility provided for an aggregate principal amount of approximately $161.3 million consisting of (i) a $70.0 million revolving line of credit, subject to a borrowing base formula, (ii) a $2.4 million revolving line of credit in the U.K. ("UK Revolver"), subject to a borrowing base formula, (iii) a $80.5 million term loan facility, (iv) a $4.2 million term loan facility in the U.K. ("UK Term Loan") and (v) a $4.2 million standby letter of credit facility to support the Company's and its subsidiaries' obligations under the Nevada Bonds. As a result of amending the credit facility, a portion of the deferred financing and origination fees related to the Credit Facility have been charged to expense as an extraordinary item. At July 1, 2000, the Company had unused borrowing capacity under the Credit Facility's revolving line of credit of approximately $20.9 million. The indebtedness under the Credit Facility is guaranteed by Holding, Berry, and all of Berry's subsidiaries. The obligations of the Company and the subsidiaries under the Credit Facility and the guarantees thereof are secured primarily by all of the assets of such entities.

4.  BPC HOLDING CORPORATION SUMMARY FINANCIAL INFORMATION

The following summarizes parent company only unaudited financial information of
Holding:

                                                   JULY 1,            JANUARY 1,
                                                    2000                2000
                                                  ---------           ---------
BALANCE SHEET
Current assets .........................          $     318           $     703
Other noncurrent assets ................             11,030             (10,184)
Current liabilities ....................                946               1,033
Noncurrent liabilities .................            132,990             122,957
Equity (deficit) .......................           (122,588)           (133,471)


                                        THIRTEEN WEEKS ENDED   TWENTY-SIX WEEKS ENDED
                                        --------------------   ---------------------
                                         JULY 1,     JULY 3,    JULY 1,      JULY 3,
                                          2000        1999       2000         1999
                                        --------    --------   ---------    --------
STATEMENT OF OPERATIONS
Net sales ..........................    $  --       $  --      $   --       $  --
Cost of goods sold .................       --          --          --          --
Loss before income taxes and equity
  in net income (loss) of subsidiary     (4,068)     (3,441)     (7,815)     (6,861)
Net income (loss) ..................     (5,631)      2,214     (11,941)      2,122
Net income (loss) attributable to
  common shareholders ..............     (7,358)      1,143     (14,775)         14

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


                                                   THIRTEEN WEEKS ENDED       TWENTY-SIX WEEKS ENDED
                                                 -----------------------     -----------------------
                                                  JULY 1,       JULY 3,       JULY 1,       JULY 3,
                                                   2000          1999          2000          1999
                                                 ---------     ---------     ---------     ---------
Net sales:
  Packaging products ........................    $ 100,895     $  75,279     $ 185,577     $ 140,443
  Housewares products .......................        6,292         7,113        18,790        19,409
Adjusted EBITDA:
  Packaging products ........................       19,743        18,349        34,544        33,912
  Housewares products .......................          762           982         2,916         3,741

Reconciliation of Adjusted EBITDA
  to income (loss) before income taxes:
   Adjusted EBITDA for reportable segments ..    $  20,505     $  19,331     $  37,460     $  37,653
   Net interest expense .....................      (12,202)       (8,674)      (23,742)      (17,860)
   Depreciation .............................       (7,564)       (5,687)      (14,370)      (11,560)
   Amortization .............................       (2,506)       (1,275)       (4,728)       (2,549)
   Extraordinary item .......................       (1,022)         --          (1,022)         --
   Loss on disposal of property and equipment          (88)         (169)         (616)         (778)
   One-time expenses ........................       (2,528)         (711)       (4,359)       (1,667)
   Stock option market value adjustment .....         --             (94)         (104)         (198)
   Management fees ..........................         (218)         (218)         (436)         (437)
                                                 ---------     ---------     ---------     ---------
   Income (loss) before income taxes ........    $  (5,623)    $   2,503     $ (11,917)    $   2,604
                                                 =========     =========     =========     =========

One time-expenses represent non-recurring expenses that relate to recently acquired businesses, plant consolidations, and litigation associated with a drink cup patent.

6. COMPREHENSIVE INCOME

Comprehensive income (losses) were $(6.0) million and $1.7 million for the thirteen weeks ended July 1, 2000 and July 3, 1999, respectively and $(12.4) million and $1.6 million for the twenty-six weeks ended July 1, 2000 and July 3, 1999, respectively.

7. CHANGES IN OWNERS EQUITY

In connection with the Poly-Seal acquisition on May 9, 2000, Holding issued 1,000,000 shares of Series A-1 Preferred Stock to Chase Venture Capital Associates, LLC and The Northwestern Mutual Life Insurance Company (collectively, the "Purchasers"). The Series A-1 Preferred Stock has a stated value of $25 per share, and dividends accrue at a rate of 14% per annum and will accumulate until declared and paid. The Series A-1 Preferred Stock ranks pari-passu to the Series A Preferred Stock and prior to all other capital stock of Holding. In addition, Warrants to purchase an aggregate of 25,997 shares of Class B Non-Voting Common Stock at $0.01 per share were issued to the Purchasers.

8. SUBSEQUENT EVENTS

On July 17, 2000, Berry obtained a second lien senior credit facility for an aggregate principal amount of $25.0 million, resulting in net proceeds of $24.3 million after fees and expenses. The proceeds were utilized to reduce the Company's revolving line of credit. The $25.0 million principal amount is due upon the facility's maturity in July 2002.

On July 27, 2000, Berry and Berry Sterling Corporation entered into a settlement agreement with Packaging Resources Incorporated ("PRI") to provide resolution to claims filed between the parties involving United States Patent No. Des. 362,368. As part of the agreement, Berry paid $0.5 million to PRI as full settlement of claims between the parties relating to this patent.

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

The Company is highly leveraged. The high degree of leverage could have important consequences, including, but not limited to, the following: (i) a substantial portion of the Company's cash flow from operations must be dedicated to the payment of principal and interest on its indebtedness, thereby reducing the funds available to the Company for other purposes; (ii) the Company's ability to obtain additional debt financing in the future for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes may be impaired; (iii) certain of the Company's borrowings will be at variable rates of interest, which will expose the Company to the risk of higher interest rates; (iv) the Company is substantially more leveraged than certain of its competitors, which may place the Company at a competitive disadvantage, particularly in light of its acquisition strategy; and (v) the Company's degree of leverage may hinder its ability to adjust rapidly to changing market conditions and could make it more vulnerable in the event of a downturn in general economic conditions or its business.

RESULTS OF OPERATIONS

13 WEEKS ENDED JULY 1, 2000 (THE "QUARTER")
COMPARED TO 13 WEEKS ENDED JULY 3, 1999 (THE "PRIOR QUARTER")

NET SALES. Net sales increased $24.8 million, or 30%, to $107.2 million for the Quarter from $82.4 million for the Prior Quarter with an approximate 8% increase in net selling price due primarily to increased raw material costs. Packaging product net sales increased $25.6 million from the Prior Quarter. Within this segment, the addition of Cardinal and Poly-Seal provided Quarter net sales of approximately $18.4 million and $6.7 million, respectively. Excluding Poly-Seal, overcaps and closures sales decreased $0.4 million from the Prior Quarter. Drink cup sales for the Quarter were flat compared to the Prior Quarter. Excluding Cardinal, container sales increased $3.9 million from the Prior Quarter due primarily to increased selling price as noted above. Custom sales decreased $3.0 million from the Prior Quarter because of a large promotion in the Prior Quarter. Excluding Cardinal, housewares product sales for the Quarter were down $0.8 million from the Prior Quarter as sales were stronger in the first quarter of 1999.

GROSS MARGIN. Gross margin increased by $1.4 million to $25.5 million (24% of net sales) for the Quarter from $24.1 million (29% of net sales) for the Prior Quarter. This increase of 6% includes the combined impact of the added Cardinal and Poly-Seal sales volume, acquisition integration, productivity improvement initiatives, and the cyclical impact of higher raw material costs compared to the Prior Quarter. The cost of the Company's primary raw material, resin, was more than 39% higher than the Prior Quarter. A major focus continues to be the consolidation of products and business of recent acquisitions to the most efficient tooling, providing customers with improved products and customer service. As part of the integration, the Company closed its Ontario, California facility (acquired in the Cardinal acquisition) in the third quarter of 1999. In addition, the Company made two configuration changes that were completed in the fourth quarter of 1999 with the Minneapolis, Minnesota (acquired in the Cardinal acquisition) and Iowa Falls, Iowa locations closing their molding operations. The business from these locations are distributed throughout Berry's facilities. Also, significant productivity improvements were made during the year, including the addition of state-of-the-art injection molding equipment, molds and printing equipment at several of the Company's facilities.

OPERATING EXPENSES. Selling expenses increased by $1.3 million to $5.6 million for the Quarter from $4.3 million for the Prior Quarter principally as a result the Cardinal and Poly-Seal acquisitions. General and administrative expenses increased from $5.8 million for the Prior Quarter to $6.4 million for the Quarter. The increase of $0.6 million is primarily attributable to the Cardinal and Poly-Seal acquisitions partially offset by decreased accrued bonus expenses. During the Quarter, one-time transition expenses were $1.8 million related to the shutdown and reorganization of facilities and $0.7 million related to acquisitions. In the Prior Quarter, one-time transition expenses were $0.5 million related to acquisitions and $0.2 million related to the shutdown of the Arlington Heights facility.

INTEREST EXPENSE. Interest expense increased $3.8 million to $12.5 million for the Quarter compared to $8.7 million for the Prior Quarter primarily due to the issuance of $75.0 million of 11% Senior Subordinated Notes to fund the Cardinal acquisition and an increase in borrowings under the Credit Facility to fund the Poly-Seal acquisition.

INCOME TAX. For the Quarter, the Company recorded income tax expense of $8,000 compared to $289,000 for the Prior Quarter. The Company continues to operate in a net operating loss carryforward position for Federal income tax purposes.

NET INCOME (LOSS). The Company recorded a net loss of $5.6 million for the Quarter compared to net income of $2.2 million for the Prior Quarter for the reasons discussed above.

26 WEEKS ENDED JULY 1, 2000 ("YTD")
COMPARED TO 26 WEEKS ENDED JULY 3, 1999 ("PRIOR YTD")

NET SALES. Net sales increased $44.5 million, or 28%, to $204.4 million for the YTD from $159.9 million for the Prior YTD with an approximate 8% increase in net selling price due primarily to increased raw material costs. Packaging product net sales increased $45.1 million from the Prior YTD. Within this segment, the addition of Cardinal and Poly-Seal provided net sales for the YTD of $32.0 million and $6.7 million, respectively. Excluding Poly-Seal, overcaps and closures sales decreased $0.3 million. Drink cup sales for the YTD were $1.5 million higher than the Prior YTD with the addition of a significant new product. Container sales increased $9.0 million from the Prior YTD despite the Company's decision to exit certain low margin business. Custom sales decreased $3.8 million from the Prior YTD with a large promotion in the Prior YTD. Housewares sales for the YTD decreased $0.6 million from the Prior YTD due to the Company's decision to exit a low margin account. Within this segment, Cardinal provided sales for the YTD of $1.8 million.

GROSS MARGIN. Gross margin increased by $0.4 million to $47.5 million (23% of net sales) for the YTD from $47.1 million (29% of net sales) for the Prior YTD. This increase of 1% includes the combined impact of the added Cardinal and Poly-Seal sales volume, acquisition integration, productivity improvement initiatives, and the cyclical impact of higher raw material costs compared to the Prior YTD. The cost of the Company's primary raw material, resin, has increased over 45% from the Prior YTD. A major focus continues to be the consolidation of products and business of recent acquisitions to the most efficient tooling, providing customers with improved products and customer service. As part of the integration, the Company closed its Arlington Heights, Illinois (acquired in the Knight acquisition) facility in the first quarter of 1999 and its Ontario, California facility (acquired in the Cardinal acquisition) in the third quarter of 1999. In addition, the Company made two configuration changes that were completed in the fourth quarter of 1999 with the Minneapolis, Minnesota (acquired in the Cardinal acquisition) and Iowa Falls, Iowa locations closing their molding operations. The business from these locations are distributed throughout Berry's facilities. Also, significant productivity improvements were made during the year, including the addition of state-of-the-art injection molding equipment, molds and printing equipment at several of the Company's facilities.

OPERATING EXPENSES. Selling expenses increased by $2.1 million to $10.7 million for the YTD from $8.6 million for the Prior YTD principally as a result of the Cardinal and Poly-Seal acquisitions. General and administrative expenses increased by $0.8 million to $12.7 million for the YTD from $11.9 million for the Prior YTD. The increase is primarily attributable to the Cardinal and Poly-Seal acquisitions partially offset by decreased accrued bonus expenses. YTD one-time transition expenses include $3.3 million related to the shutdown and reorganization of facilities and $1.0 million related to acquisitions. One-time transition expenses for Prior YTD were $0.6 million related to the shutdown of the Anderson and Arlington Heights facilities and $1.1 million related to acquisitions.

INTEREST EXPENSE. Interest expense increased $6.0 million to $24.0 million for the YTD compared to $18.0 million for the Prior YTD primarily due to the issuance of $75.0 million of 11% Senior Subordinated Notes to support the Cardinal acquisition and an increase in borrowings under the Credit Facility to support the Poly-Seal acquisition.

INCOME TAX. The Company's income tax expense was $24,000 for the YTD compared to $482,000 for the Prior YTD. The Company continues to operate in a net operating loss carryforward position for Federal income tax purposes.

NET INCOME (LOSS). Net loss for the YTD of $11.9 million was a decrease of $14.0 million from net income of $2.1 million for the Prior YTD for the reasons discussed above.

LIQUIDITY AND SOURCES OF CAPITAL

Net cash provided by operating activities was $7.8 million for the YTD, a decrease of $8.3 million from the Prior YTD. The decrease is primarily the result of higher raw material costs with net income before depreciation and amortization decreasing $9.6 million from the Prior YTD.

Net cash used for investing activities increased from $13.1 million in the Prior YTD to $79.7 million for the YTD as a result of the Poly-Seal acquistion and strong capital spending. YTD capital spending of $19.6 million included $10.2 million for molds, $1.8 million for molding and printing machines, $6.4 million for buildings and systems, and $1.2 million for accessory equipment and systems.

Net cash provided by financing activities was $72.5 million for the YTD compared to net cash used for financing activities of $2.4 million for the Prior YTD. The increase of $74.9 million can be primarily attributed to increased borrowings under the Credit Facility and the issuance of the Series A-1 Preferred Stock to finance the Poly-Seal acquisition.

The Company anticipates that its cash interest, working capital and capital expenditure requirements for 2000 will be satisfied through a combination of funds generated from operating activities and cash on hand, together with funds available under the Credit Facility. Management bases such belief on historical experience and the funds available under the Credit Facility. However, the Company cannot predict its future results of operations. At July 1, 2000, the Company's cash balance was $3.7 million, and Berry had unused borrowing capacity under the Credit Facility's borrowing base of approximately $20.9 million.

The 1994 Indenture, 1998 Indenture, and 1999 Indenture restrict, and the Credit Facility prohibits, Berry's ability to pay any dividend or make any distribution of funds to Holding to satisfy interest and other obligations on the 1996 Notes. Based upon historical operating results, without a substantial increase in the operating results of Berry, management anticipates that it will be unable to generate sufficient cash flow to permit a dividend to Holding in an amount sufficient to meet Holding's interest payment obligations under the 1996 Notes. Interest on the 1996 Notes is payable semi-annually on June 15 and December 15 of each year. However, from December 15, 1999 until June 15, 2001, Holding may, at its option, pay interest, at an increased rate of 0.75% per annum, in additional 1996 notes valued at 100% of the principal amount thereof. On June 15, 2000, Holding issued approximately $7.4 million aggregate principal amount of additional 1996 Notes in satisfaction of its interest obligation. After June 15, 2001 or in the event that Holding does not pay interest in additional notes, management anticipates that such interest obligations will only be met by refinancing the 1996 Notes or raising capital through equity offerings. We can not assure you that then-current market conditions would permit Holding to consummate a refinancing or equity offering.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The Company is party to various legal proceedings involving routine claims which are incidental to its business. Although the Company's legal and financial liability with respect to such proceedings cannot be estimated with certainty, the Company believes that any ultimate liability would not be material to its financial condition.

         Reference is made to the discussion of the lawsuit against Packaging Resources Incorporated ("Packaging Resources") under the caption "Item
         3. Legal Proceedings" of the Company's Report on Form 10-K for the fiscal year ended January 1, 2000. On July 27, 2000, Berry and Berry Sterling Corporation entered into a settlement agreement with Packaging Resources to provide resolution to all claims filed by the parties involving United States Patent No. DES 362,368 (the "368 Patent"). As part of the settlement, Berry paid $500,000 to Packaging Resources as full settlement of claims between the parties relating to the 368 Patent.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         In order to finance a portion of the consideration delivered in connection with the acquisition of Poly-Seal, Holding issued, pursuant to a Preferred Stock and Warrant Purchase Agreement dated as of May 9, 2000 (the "Preferred Agreement") by and among Holding, Chase Venture Captial Associates, LLC ("CVCA") and The Northwestern Mutual Life Insurance Company ("Northwestern"), 1,000,000 shares of Series A-1 Preferred Stock in a private placement (the "Preferred Placement") for an aggregate purchase price of $25 million. The Series A-1 Preferred Stock has a stated value of $25 per share, and dividends accrue at a rate of 14% per annum and will accumulate until declared and paid. The Series A-1 Perferred Stock ranks pari-passu with the Series A Preferred Stock and prior to all other capital stock of Holding. In connection with the Preferred Placement, Holding issued warrants to purchase 25,997 shares of its Series B Non-Voting Common Stock at $0.01 per share. Holding also extended the expiration period of currently outstanding warrants to purchase Series B Non-Voting Common Stock and Series B Voting Common Stock held by CVCA and Northwestern to May 9, 2006. The Series A-1 Preferred Stock and Warrants were issued in transactions exempt from registration in reliance on the exemption provided by Section 4 (2) of the Securities Act of 1933.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         By Written Consent in Lieu of a Meeting of the Stockholders of BPC Holding Corporation dated May 2, 2000, a majority of the stockholders approved the amendment and restatement of the Company's Restated Certificate of Incorporation to increase the number of authorized shares of Preferred Stock from 1,000,000 to 2,200,000, consisting of 600,000 shares of Series A Cumulative Preferred Stock, 200,000 shares of Series B Cumulative Preferred Stock and 1,400,000 shares of Series A-1 Preferred Stock.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits:

             None

         (b) Reports on Form 8-K:

             A Current Report on Form 8-K, dated May 9, 2000, was filed by Berry on May, 24, 1999. Under Item 2, Acquisition or Disposition of Assets, Berry reported the consummation of the Poly-Seal acquisition. No financial statements were included in the Form 8-K. The Form 8-K was amended by the filing of the Form 8-K/A on July 24, 2000, which includes the financial statements of the business acquired and pro forma financial information.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               BPC Holding Corporation


August 15, 2000


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