Form 10-Q
period 2000-09-30
BPC HOLDING CORP
filed 2000-11-13
CIK 919465

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                 FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

                                     or

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

As of October 1, 2000, the following shares of capital stock of BPC Holding Corporation were outstanding: 91,000 shares of Class A Voting Common Stock; 259,000 shares of Class A Nonvoting Common Stock; 144,546 shares of Class B Voting Common Stock; 56,509 shares of Class B Nonvoting Common Stock; and 16,833 shares of Class C Nonvoting Common Stock. As of October 1, 2000, there were outstanding 100 shares of the Common Stock, $.01 par value, of Berry Plastics Corporation, 100 shares of the Common Stock, $.01 par value, of Berry Iowa Corporation, 100 shares of the Common Stock, $.01 par value, of Berry Tri-Plas Corporation, 100 shares of the Common Stock, $.01 par value, of Berry Sterling Corporation, 100 shares of the Common Stock, $.01 par value, of Aerocon, Inc., 100 shares of the Common Stock, $.01 par value, of PackerWare Corporation, 100 shares of the Common Stock, $.01 par value, of Berry Plastics Design Corporation, 100 shares of the Common Stock, $.01 par value, of Venture Packaging, Inc., 100 shares of the Common Stock, $.01 par value, of Venture Packaging Midwest, Inc., 100 shares of the Common Stock, $.01 par value, of Berry Plastics Technical Services, Inc., 4,000,000 Ordinary Shares of <pound-sterling>1 par value, of NIM Holdings Limited, 5,850 Ordinary Shares of <pound-sterling>1 par value, of Berry Plastics U.K. Limited, 100 shares of the Common Stock, $.01 par value, of Knight Plastics, Inc., 100 shares of the Common Stock, $.01 par value, of CPI Holding Corporation, 100 shares of the Common Stock, $.01 par value, of Cardinal Packaging, Inc., 2 Ordinary Shares of <pound-sterling>1 par value, of Norwich Acquisition Limited, and 100 shares of the Common Stock, $.01 par value, of Berry Plastics Acquisition Corporation II, 100 shares of the Common Stock, $.01 par value, of Poly-Seal Corporation, 100 shares of the Common Stock, $.01 par value, of Berry Plastics Acquisition Corporation III, and quota capital of EURO 10,400 of CBP Holdings, S.r.1., 100,000 Ordinary Shares of ITL 10,000 par value of Capsol S.p.a. and quota capital of ITL 40,000,000 of Ociesse S.r.1.

                  BPC HOLDING CORPORATION AND SUBSIDIARIES

                              FORM 10-Q INDEX

               FOR QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000




                                                          PAGE NO.
Part I. Financial Information

      Item 1. Financial Statements
            Consolidated Balance Sheets                        4
            Consolidated Statements of Operations              6
            Consolidated Statements of Cash Flows              7
            Notes to Consolidated Financial Statements         8


      Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations     14

PART II. OTHER INFORMATION

      Item 6. Exhibits and Reports on Form 8-K                19
SIGNATURE                                                     20

PART 1.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                  BPC Holding Corporation and Subsidiaries
                         Consolidated Balance Sheets
                          (In Thousands of Dollars)

                                                          SEPTEMBER 30,       JANUARY 1,
                                                              2000               2000
                                                          (UNAUDITED)
    Assets
    Current assets:
    Cash and cash equivalents                             $  9,792            $  2,546
    Accounts  receivable  (less  allowance  for doubtful
    accounts of $1,740 at September 30, 2000  and $1,386
    at January 1, 2000)                                     50,321              37,507
    Inventories:
    Finished goods                                          38,822              31,676
    Raw materials and supplies                              13,320              15,016
                                                         ----------          ----------
                                                            52,142              46,692
    Prepaid expenses and other receivables                   7,492               2,082
    Income taxes recoverable                                 1,148                  45
                                                         ----------          ----------
    Total current assets                                   120,895              88,872
    Property and equipment:
    Land                                                     8,827               8,556
    Buildings and improvements                              54,871              48,080
    Machinery, equipment and tooling                       200,446             172,082
    Construction in progress                                33,017              18,170
                                                         ----------          ----------
                                                           297,161             246,888
    Less accumulated depreciation                          118,028             100,096
                                                         ----------          ----------
                                                           179,133             146,792
    Intangible assets:
    Deferred financing and origination fees, net            11,150              11,571
    Covenants not to compete, net                            3,466               3,723
    Excess of cost over net assets acquired, net           102,689              87,614
                                                         ----------          ----------
                                                           117,305             102,908
    Other                                                      918               2,235
                                                         ----------          ----------
    Total assets                                         $ 418,251           $ 340,807
                                                         ==========          ==========

                          (In Thousands of Dollars)

                                                          SEPTEMBER 30,       JANUARY 1,
                                                             2000                2000
                                                           (UNAUDITED)
    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
    Current liabilities:
     Accounts payable                                     $  24,199           $  25,798
     Accrued expenses and other liabilities                  16,832               9,590
     Accrued interest                                        13,807               8,108
     Employee compensation and payroll taxes                 14,228              13,461
     Income taxes                                               130                 279
     Current portion of long-term debt                       22,195              21,109
                                                         ----------          ----------
    Total current liabilities                                91,391              78,345

    Long-term debt, less current portion                    439,099             382,880
    Accrued dividends on preferred stock                     15,587              11,001
    Deferred income taxes                                       447                 503
    Other liabilities                                         1,413               1,549
                                                         ----------          ----------
                                                            547,937             474,278
    Stockholders' equity (deficit):
     Series   A   Preferred   Stock;   600,000  shares
    authorized;   issued   and  outstanding  (net   of
    discount  of  $2,258  at September  30,  2000  and
    $2,478 at January 1, 2000)                               12,313              12,093
     Series  A-1  Preferred  Stock,  1,400,000  shares
    authorized; 1,000,000 issued  and outstanding (net
    of discount of $5,584 at September 30, 2000)             19,416                   -
     Series   B   Preferred   Stock;  200,000   shares
    authorized, issued and outstanding                        5,000               5,000
     Class A Common Stock; $.01 par value:
     Voting; 500,000 shares authorized;  91,000 shares
    issued and outstanding                                        1                   1
     Nonvoting;  500,000  shares  authorized;  259,000
    shares issued and outstanding                                 3                   3
     Class B Common Stock; $.01 par value:
     Voting; 500,000 shares authorized; 145,058 shares
    issued and 144,546 shares outstanding                         1                   1
     Nonvoting;   500,000  shares  authorized;  58,612
    shares issued and 56,509 shares outstanding                   1                   1
     Class C Common Stock; $.01 par value:
     Nonvoting;   500,000  shares  authorized;  17,000
    shares issued and 16,833 shares outstanding                   -                   -
     Treasury stock:  512 shares Class B Voting Common
    Stock;  2,103  shares  Class  B  Nonvoting  Common
    Stock;  and  167  shares  Class C Nonvoting Common
    Stock                                                      (369)               (256)
     Additional paid-in capital                              36,468              41,559
     Warrants                                                 9,386               3,511
     Retained earnings (deficit)                           (210,987)           (195,061)
  Accumulated other comprehensive loss                         (919)               (323)
                                                         ----------          ----------
    Total stockholders' equity (deficit)                   (129,686)           (133,471)
                                                         ----------          ----------
    Total liabilities and stockholders' equity
    (deficit)                                             $ 418,251           $ 340,807
                                                         ==========          ==========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  BPC Holding Corporation and Subsidiaries
                    Consolidated Statements of Operations
                          (In Thousands of Dollars)

                                               THIRTEEN WEEKS ENDED         THIRTY-NINE WEEKS ENDED
                                             SEPTEMBER 30,   OCTOBER 2,    SEPTEMBER 30,  OCTOBER 2,
                                                2000             1999         2000            1999
                                                     (UNAUDITED)                       (UNAUDITED)
   Net sales                                $ 105,645       $ 90,105      $ 310,014      $ 249,956
   Cost of goods sold                          80,603         68,458        237,508        181,240
                                            ----------     ----------     ----------     ----------
   Gross margin                                25,042         21,647         72,506         68,716

   Operating expenses:
     Selling                                    5,822          4,630         16,573         13,183
     General and administrative                 5,541          5,336         18,233         17,220
     Research and development                     584            537          2,146          1,712
     Amortization of intangibles                3,025          2,432          7,503          4,981
     Other expenses                               632          1,224          4,907          2,890
                                            ----------     ----------     ----------     ----------
   Operating income                             9,438          7,488         23,144         28,730

Other expenses:
    (Gain)  loss  on disposal of property
    and equipment                                 (62)           372            553          1,150
                                            ----------     ----------     ----------     ----------

Income  before  interest,  taxes,  and
   extraordinary item                           9,500          7,116         22,591         27,580
Interest:
    Expense                                   (13,470)       (11,516)       (37,516)       (29,539)
    Income                                         23             41             76            204
                                            ----------     ----------     ----------     ----------

Loss    before    income   taxes   and
   extraordinary item                          (3,947)        (4,359)       (14,849)        (1,755)
Income taxes                                       30            175             55            659
                                            ----------     ----------     ----------     ----------
Net loss before extraordinary item             (3,977)        (4,534)       (14,904)        (2,414)
Extraordinary  item  (less  applicable
   income taxes of $0)                              -              -          1,022              -
                                            ----------     ----------     ----------     ----------
Net loss                                       (3,977)        (4,534)       (15,926)        (2,414)

Preferred stock dividends                      (1,970)        (1,034)        (4,586)        (2,996)
Amortization    of   preferred   stock
   discount                                      (292)           (73)          (511)          (219)
                                            ----------     ----------     ----------     ----------
Net   loss   attributable   to  common
   stockholders                              $ (6,239)      $ (5,641)     $ (21,023)      $ (5,629)
                                            ==========     ==========     ==========     ==========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.
                                                   6

                  BPC Holding Corporation and Subsidiaries
                   Consolidated Statements of Cash Flows
                         (In Thousands of Dollars)

                                              THIRTY-NINE WEEKS ENDED
                                            SEPTEMBER 30,    OCTOBER 2,
                                                2000            1999
                                                     (UNAUDITED)
OPERATING ACTIVITIES
Net loss                                     $ (15,926)      $  (2,414)
 Adjustments to reconcile net loss to
 net cash provided by operating activities:
  Depreciation                                  22,743          18,085
  Non-cash interest expense                     13,113          11,654
  Amortization                                   7,503           4,981
  Write-off deferred financing and
   origination fees                              1,022               -
  Loss on sale of property and equipment           553           1,150
  Changes in operating assets and liabilities:
  Accounts receivable, net                      (7,337)         (7,079)
  Inventories                                    3,567             706
  Prepaid expenses and other receivables        (6,779)         (1,391)
  Other assets                                   1,317          (4,757)
  Payables and accrued expenses                   (173)         11,462
                                             ----------      ----------
Net cash provided by operating activities       19,603          32,397

INVESTING ACTIVITIES
Additions to property and equipment            (23,662)        (25,580)
Proceeds from disposal of property
 and equipment                                   1,197             455
Acquisitions of businesses, net
 of cash acquired                              (64,348)        (71,293)
                                             ----------      ----------
Net cash used for investing activities         (86,813)        (96,418)

FINANCING ACTIVITIES
Proceeds from long-term borrowings              64,974          81,333
Payments on long-term borrowings               (14,411)        (14,520)
Debt origination costs                          (1,245)         (3,000)
Proceeds from issuance of common stock               -              56
Issuance of preferred stock and warrants        25,000               -
Purchase of treasury stock                        (112)            (16)
                                             ----------      ----------
Net cash provided by financing activities       74,206          63,853
Effect of exchange rate changes on cash            250             (61)
                                             ----------      ----------
Net increase in cash and cash equivalents        7,246            (229)
Cash and cash equivalents at beginning
 of period                                       2,546           2,318
                                             ----------      ----------
Cash and cash equivalents at end of period   $   9,792        $  2,089
                                             ==========      ==========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.
                                           7

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

CERTAIN AMOUNTS ON THE 1999 FINANCIAL STATEMENTS HAVE BEEN RECLASSIFIED TO CONFORM WITH THE 2000 PRESENTATION.

1. Acquisitions

On May 9, 2000, Berry acquired all of the outstanding capital stock of Poly-Seal Corporation ("Poly-Seal") for aggregate consideration of approximately $58.0 million. The purchase price and allocation of such to the purchased assets and liabilities is preliminary and subject to completion of Poly-Seal's working capital accounts. The purchase was financed through the issuance by Holding of $25.0 million of 14% preferred stock (see Note 7) and additional borrowings under the Credit Facility (See Note 3). The operations of Poly-Seal are included in Berry's operations since the acquisition date using the purchase method of accounting.

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

                                THIRTEEN WEEKS ENDED     THIRTY-NINE WEEKS ENDED
                              SEPTEMBER 30, OCTOBER 2,  SEPTEMBER 30, OCTOBER 2,
                                  2000        1999         2000         1999
Net sales                     $ 105,645   $ 102,557    $ 327,078     $316,561
Loss before income taxes and
 extraordinary item              (3,947)     (4,188)     (18,104)      (6,229)
NET LOSS ATTRIBUTABLE TO COMMON
 STOCKHOLDERS                    (6,239)     (6,506)     (25,833)     (13,212)

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

3. LONG-TERM DEBT

Long-term debt consists of the following:

                                      SEPTEMBER 30,   JANUARY 1,
                                           2000          2000
Holding 12.50% Senior Secured Notes     $119,373       $111,956
BERRY 12.25% SENIOR SUBORDINATED NOTES   125,000        125,000
BERRY 11% SENIOR SUBORDINATED NOTES       75,000         75,000
SECOND LIEN SENIOR CREDIT FACILITY        25,000              -
Term loans                                78,722         55,221
REVOLVING LINES OF CREDIT                 33,801         31,649
NEVADA INDUSTRIAL REVENUE BONDS            3,500          4,000
CAPITAL LEASES                               326            479
DEBT PREMIUM, NET                            572            684
                                       ---------       ---------
                                         461,294        403,989
LESS CURRENT PORTION OF LONG-TERM DEBT    22,195         21,109
                                       ---------       ---------
                                        $439,099       $382,880
                                       =========       =========

THE CURRENT PORTION OF LONG-TERM DEBT CONSISTS OF $21.6 MILLION OF MONTHLY INSTALLMENTS ON THE TERM LOANS, A $0.5 MILLION REPAYMENT OF THE INDUSTRIAL BONDS AND THE MONTHLY PRINCIPAL PAYMENTS RELATED TO CAPITAL LEASE
OBLIGATIONS.

IN CONNECTION WITH THE ACQUISITION OF POLY-SEAL, BERRY AMENDED ITS FINANCING AND SECURITY AGREEMENT WITH BANK OF AMERICA (THE "CREDIT FACILITY") TO INCREASE THE AMOUNT OF FUNDS AVAILABLE WITHIN THE FACILITY. AT SEPTEMBER 30, 2000, THE CREDIT FACILITY PROVIDED FOR AN AGGREGATE PRINCIPAL AMOUNT OF APPROXIMATELY $155.3 MILLION CONSISTING OF (I) A $70.0 MILLION REVOLVING LINE OF CREDIT, SUBJECT TO A BORROWING BASE FORMULA, (II) A $2.4 MILLION REVOLVING LINE OF CREDIT IN THE U.K. ("UK REVOLVER"), SUBJECT TO A BORROWING BASE FORMULA, (III) A $74.9 MILLION TERM LOAN FACILITY, (IV) A $3.8 MILLION TERM LOAN FACILITY IN THE U.K. ("UK TERM LOAN") AND (V) A $4.2 MILLION STANDBY LETTER OF CREDIT FACILITY TO SUPPORT THE COMPANY'S AND ITS SUBSIDIARIES' OBLIGATIONS UNDER THE NEVADA BONDS. AS A RESULT OF AMENDING THE CREDIT FACILITY, A PORTION OF THE DEFERRED FINANCING AND ORIGINATION FEES RELATED TO THE CREDIT FACILITY HAVE BEEN CHARGED TO EXPENSE AS AN EXTRAORDINARY ITEM. AT SEPTEMBER 30, 2000, THE COMPANY HAD UNUSED BORROWING CAPACITY UNDER THE CREDIT FACILITY'S REVOLVING LINE OF CREDIT OF APPROXIMATELY $34.7 MILLION. THE INDEBTEDNESS UNDER THE CREDIT FACILITY IS GUARANTEED BY HOLDING, BERRY, AND ALL OF BERRY'S SUBSIDIARIES. THE OBLIGATIONS OF THE COMPANY AND THE SUBSIDIARIES UNDER THE CREDIT FACILITY AND THE GUARANTEES THEREOF ARE SECURED PRIMARILY BY ALL OF THE ASSETS OF SUCH ENTITIES.

ON JULY 17, 2000, BERRY OBTAINED A SECOND LIEN SENIOR CREDIT FACILITY FOR AN AGGREGATE PRINCIPAL AMOUNT OF $25.0 MILLION, RESULTING IN NET PROCEEDS OF $24.3 MILLION AFTER FEES AND EXPENSES. THE PROCEEDS WERE UTILIZED TO REDUCE THE COMPANY'S REVOLVING LINE OF CREDIT. THE $25.0 MILLION PRINCIPAL AMOUNT IS DUE UPON THE FACILITY'S MATURITY IN JULY 2002.

4.   BPC HOLDING CORPORATION SUMMARY FINANCIAL INFORMATION

The following summarizes parent company only unaudited financial information of Holding:

                                   SEPTEMBER 30,         JANUARY 1,
                                       2000                2000
BALANCE SHEET
Current assets                     $    324               $   703
Other noncurrent assets               9,851               (10,184)
Current liabilities                   4,900                 1,033
Noncurrent liabilities              134,961               122,957
Equity (deficit)                   (129,686)             (133,471)

                                THIRTEEN WEEKS ENDED     THIRTY-NINE WEEKS ENDED
                             SEPTEMBER 30,  OCTOBER 2,  SEPTEMBER 30, OCTOBER 2,
                                   2000        1999          2000         1999
STATEMENT OF OPERATIONS
Net  sales                    $      -         $     -       $     -      $      -
Cost of goods sold                   -               -             -             -
Loss  before  income taxes
 and equity in net income
 (loss) of subsidiary           (4,148)         (3,611)      (11,974)      (10,472)
Net loss                        (3,977)         (4,534)      (15,926)       (2,414)
Net   loss   attributable  to  common
 shareholders                   (6,239)         (5,641)      (21,023)       (5,629)

1.    Segment Reporting

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

                                   Thirteen Weeks Ended      Thirty-nine Weeks Ended
                                 SEPTEMBER 30,  OCTOBER 2,  SEPTEMBER 30,  OCTOBER 2,
                                     2000          1999         2000          1999
Net sales:
  Packaging products              $ 101,558     $ 87,329      $ 287,138    $ 227,771
  HOUSEWARES PRODUCTS                 4,087        2,776         22,876       22,185
ADJUSTED EBITDA:
  PACKAGING PRODUCTS                 21,481       17,496         56,025       51,411
  HOUSEWARES PRODUCTS                   267          414          3,183        4,155
RECONCILIATION OF ADJUSTED EBITDA
  TO LOSS BEFORE INCOME TAXES:
 ADJUSTED   EBITDA   FOR   REPORTABLE
  SEGMENTS                        $  21,748     $ 17,910       $ 59,208     $ 55,566
 NET INTEREST EXPENSE               (13,447)     (11,475)       (37,440)     (29,335)
 DEPRECIATION                        (8,356)      (6,525)       (22,743)     (18,085)
 AMORTIZATION                        (3,025)      (2,432)        (7,503)      (4,981)
 GAIN (LOSS) ON DISPOSAL OF PROPERTY
    AND EQUIPMENT                        62         (372)          (553)      (1,150)
 ONE-TIME EXPENSES                     (711)      (1,224)        (5,060)      (2,890)
 STOCK OPTION MARKET VALUE ADJUSTMENT     -          (23)          (104)        (225)
 MANAGEMENT FEES                       (218)        (218)          (654)        (655)
                                  ----------   ----------     ----------   ----------
 LOSS BEFORE INCOME TAXES AND
    EXTRAORDINARY ITEM             $ (3,947)    $ (4,359)      $(14,849)    $ (1,755)
                                  ==========   ==========     ==========   ==========


One time-expenses represent non-recurring expenses that relate to recently acquired businesses, plant consolidations, and litigation associated with a drink cup patent.

6.        COMPREHENSIVE INCOME (LOSS)

Comprehensive income (losses) were $(4.1) million and $4.6 million for the thirteen weeks ended September 30, 2000 and October 2, 1999, respectively and $(16.8) million and $2.5 million for the thirty-nine weeks ended September 30, 2000 and October 2, 1999, respectively.

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

2.        SUBSEQUENT EVENTS

ON OCTOBER 4, 2000, BERRY, THROUGH ITS ITALIAN SUBSIDIARY CBP HOLDINGS S.R.1., ACQUIRED ALL OF THE OUTSTANDING CAPITAL STOCK OF CAPSOL S.P.A., HEADQUARTERED IN CORNATE D'ADDA, NEAR MILAN, ITALY AND THE WHOLE QUOTA CAPITAL OF A RELATED COMPANY, OCIESSE S.R.L., FOR AGGREGATE CONSIDERATION OF APPROXIMATELY $14.0 MILLION. THE PURCHASE WAS FINANCED THROUGH BORROWINGS UNDER THE CREDIT FACILITY.

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

RESULTS OF OPERATIONS

13 WEEKS ENDED SEPTEMBER 30, 2000 (THE "QUARTER")
COMPARED TO 13 WEEKS ENDED OCTOBER 2, 1999 (THE "PRIOR QUARTER")

NET SALES. Net sales increased $15.5 million, or 17%, to $105.6 million for the Quarter from $90.1 million for the Prior Quarter with an approximate 7% increase in net selling price due primarily to increased raw material costs. Packaging product net sales increased $14.2 million from the Prior Quarter. Within this segment, the addition of Poly-Seal provided Quarter net sales of approximately $12.0 million. Excluding Poly-Seal, overcaps and closures sales decreased $0.4 million from the Prior Quarter. Drink cup sales for the Quarter increased $1.1 million compared to the Prior Quarter. Container sales increased $6.0 million from the Prior Quarter due primarily to increased selling prices as noted above. Custom sales decreased $4.4 million from the Prior Quarter because of a large promotion in the Prior Quarter. Housewares product sales for the Quarter were up $1.3 million from the Prior Quarter.

GROSS MARGIN. Gross margin increased by $3.4 million to $25.0 million (24% of net sales) for the Quarter from $21.6 million (24% of net sales) for the Prior Quarter. This increase of 16% includes the combined impact of the added Poly-Seal sales volume, acquisition integration, productivity improvement initiatives, and the cyclical impact of higher raw material costs compared to the Prior Quarter. The cost of the Company's primary raw material, resin, was more than 15% higher than the Prior Quarter. A major focus continues to be the consolidation of products and business of recent acquisitions to the most efficient tooling, providing customers with improved products and customer service. As part of the integration, the Company has announced the closing of its York, Pennsylvania and Minneapolis, Minnesota (acquired in the Cardinal acquisition) facilities to take place by the end of 2000. The Company also closed its Ontario, California facility (acquired in the Cardinal acquisition) in the third quarter of 1999. In addition, the Company made two configuration changes that were completed in the fourth quarter of 1999 with the Minneapolis, Minnesota and Iowa Falls, Iowa locations closing their molding operations. The business from these locations is distributed throughout Berry's facilities. Also, significant productivity improvements were made during the year, including the addition of state-of-the-art injection molding equipment, molds and printing equipment at several of the Company's facilities.

OPERATING EXPENSES. Selling expenses increased by $1.2 million to $5.8 million for the Quarter from $4.6 million for the Prior Quarter principally as a result of the Poly-Seal acquisition. General and administrative expenses increased from $5.3 million for the Prior Quarter to $5.5 million for the Quarter. The increase of $0.2 million is primarily attributable to the Poly-Seal acquisition partially offset by decreased accrued bonus expenses. During the Quarter, one-time transition expenses were $0.4 million related to the shutdown and reorganization of facilities and $0.2 million related to acquisitions. In the Prior Quarter, one-time transition expenses were $0.8 million related to acquisitions and $0.4 million related to facility reorganizations.

INTEREST EXPENSE. Interest expense increased $2.0 million to $13.5 million for the Quarter compared to $11.5 million for the Prior Quarter primarily due to the increase in borrowings under the Credit Facility to fund the Poly-Seal acquisition.

INCOME TAX. For the Quarter, the Company recorded income tax expense of $30,000 compared to $175,000 for the Prior Quarter. The Company continues to operate in a net operating loss carryforward position for Federal income tax purposes.

NET LOSS. The Company recorded a net loss of $4.0 million for the Quarter compared to a net loss of $4.5 million for the Prior Quarter for the reasons discussed above.

39 WEEKS ENDED SEPTEMBER 30, 2000 ("YTD")
COMPARED TO 39 WEEKS ENDED OCTOBER 2, 1999 ("PRIOR YTD")

NET SALES. Net sales increased $60.0 million, or 24%, to $310.0 million for the YTD from $250.0 million for the Prior YTD with an approximate 7% increase in net selling price due primarily to increased raw material costs. Packaging product net sales increased $59.4 million from the Prior YTD. Within this segment, the addition of Cardinal and Poly-Seal provided net sales for the YTD of approximately $32.0 million and $18.7 million, respectively. Excluding Poly-Seal, overcaps and closures sales decreased $0.7 million. Drink cup sales for the YTD were $2.6 million higher than the Prior YTD with the addition of a significant new product. Excluding Cardinal, container sales increased $15.0 million from the Prior YTD, primarily due to increased selling prices as noted above. Custom sales decreased $8.2 million from the Prior YTD with a large promotion in the Prior YTD. Housewares sales for the YTD increased $0.7 million from the Prior YTD despite the Company's decision to exit a low margin account. Within this segment, Cardinal provided sales for the YTD of $1.8 million.

GROSS MARGIN. Gross margin increased by $3.8 million to $72.5 million (23% of net sales) for the YTD from $68.7 million (27% of net sales) for the Prior YTD. This increase of 6% includes the combined impact of the added Cardinal and Poly-Seal sales volume, acquisition integration, productivity improvement initiatives, and the cyclical impact of higher raw material costs compared to the Prior YTD. The cost of the Company's primary raw material, resin, has increased over 34% from the Prior YTD. A major focus continues to be the consolidation of products and business of recent acquisitions to the most efficient tooling, providing customers with improved products and customer service. As part of the integration, the Company has announced the closing of its York, Pennsylvania and Minneapolis, Minnesota (acquired in the Cardinal acquisition) facilities to take place by the end of 2000. Additionally, the Company closed its Arlington Heights, Illinois (acquired in the Knight acquisition) facility in the first quarter of 1999 and its Ontario, California facility (acquired in the Cardinal acquisition) in the third quarter of 1999. In addition, the Company made two configuration changes that were completed in the fourth quarter of 1999 with the Minneapolis, Minnesota and Iowa Falls, Iowa locations closing their molding operations. The business from these locations are distributed throughout Berry's facilities. Also, significant productivity improvements were made during the year, including the addition of state-of-the-art injection molding equipment, molds and printing equipment at several of the Company's facilities.

OPERATING EXPENSES. Selling expenses increased by $3.4 million to $16.6 million for the YTD from $13.2 million for the Prior YTD principally as a result of the Cardinal and Poly-Seal acquisitions. General and administrative expenses increased by $1.0 million to $18.2 million for the YTD from $17.2 million for the Prior YTD. The increase is primarily attributable to the Cardinal and Poly-Seal acquisitions partially offset by decreased accrued bonus expenses. YTD one-time transition expenses include $3.7 million related to the shutdown and reorganization of facilities and $1.2 million related to acquisitions. One-time transition expenses for Prior YTD were $1.0 million related to facility reorganizations and $1.9 million related to acquisitions.

INTEREST EXPENSE. Interest expense increased $8.0 million to $37.5 million for the YTD compared to $29.5 million for the Prior YTD primarily due to the issuance of $75.0 million of 11% Senior Subordinated Notes to support the Cardinal acquisition and an increase in borrowings under the Credit Facility to support the Poly-Seal acquisition.

INCOME  TAX.   The  Company's  income  tax  expense was $55,000 for the  YTD compared to $204,000 for the Prior YTD. The Company continues to operate in a net operating loss carryforward position for Federal income tax purposes.

EXTRAORDINARY  ITEM.   As a result of amending  the  Credit  Facility,  $1.0
million of deferred financing and origination fees related to the Credit Facility have been charged to expense for the YTD as an extraordinary item.

NET  LOSS.   Net loss for the YTD of $15.9 million was a decrease  of  $13.5 million from a net loss of $2.4 million for the Prior YTD for the reasons discussed above.

LIQUIDITY AND SOURCES OF CAPITAL

Net cash provided by operating activities was $19.6 million for the YTD, a decrease of $12.8 million from the Prior YTD. The decrease is primarily the result of timing of working capital as the changes in operating assets and liabilities decreased $12.2 million from the Prior YTD.

Net cash used for investing activities decreased from $96.4 million in the Prior YTD to $86.8 million for the YTD principally as a result of the difference in the acquisition price of Cardinal versus Poly-Seal. YTD capital spending of $23.6 million included $12.6 million for molds, $3.4 million for molding and printing machines, $5.8 million for buildings and systems, and $1.8 million for accessory equipment and systems.

Net cash provided by financing activities was $74.2 million for the YTD compared to net cash provided by financing activities of $63.9 million for the Prior YTD. The increase of $10.3 million can be primarily attributed to the issuance of the Series A-1 Preferred Stock to finance the Poly-Seal acquisition.

The Company anticipates that its cash interest, working capital and capital expenditure requirements for 2000 will be satisfied through a combination of funds generated from operating activities and cash on hand, together with funds available under the Credit Facility. Management bases such belief on historical experience and the funds available under the Credit Facility. However, the Company cannot predict its future results of operations. At September 30, 2000, the Company's cash balance was $9.8 million, and Berry had unused borrowing capacity under the Credit Facility's borrowing base of approximately $34.7 million.

The 1994 Indenture, 1998 Indenture, and 1999 Indenture restrict, and the Credit Facility prohibits, Berry's ability to pay any dividend or make any distribution of funds to Holding to satisfy interest and other obligations on the 1996 Notes. Based upon historical operating results, without a substantial increase in the operating results of Berry, management anticipates that it will be unable to generate sufficient cash flow to permit a dividend or payment under the tax sharing agreement to Holding in an amount sufficient to meet Holding's interest payment obligations under the 1996 Notes. Interest on the 1996 Notes is payable semi-annually on June 15 and December 15 of each year. However, from December 15, 1999 until June 15, 2001, Holding may, at its option, pay interest, at an increased rate of 0.75% per annum, in additional 1996 notes valued at 100% of the principal amount thereof. On June 15, 2000, Holding issued approximately $7.4 million aggregate principal amount of additional 1996 Notes in satisfaction of its interest obligation. After June 15, 2001 or in the event that Holding does not pay interest in additional notes, management anticipates that such interest obligations will only be met by refinancing the 1996 Notes or raising capital through equity offerings. We cannot assure you that then-current market conditions would permit Holding to consummate a refinancing or equity offering.

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

              None.

                                          SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                BPC Holding Corporation


November 13, 2000



                             By:   /S/ JAMES M. KRATOCHVIL
                                James M. Kratochvil
                                Executive Vice President, Chief Financial
                                Officer and Secretary of BPC Holding
                                Corporation (Principal Financial and
                                 Accounting Officer)