Form 10-Q
period 2001-06-30
BPC HOLDING CORP; BERRY PLASTICS CORP
filed 2001-08-13
CIK 919465, 919463

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001
                                             or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from___________________to__________________


                         Commission File Number 33-75706
                             BPC HOLDING CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


               Delaware                               35-1814673
     (State or other jurisdiction                   (IRS employer
   of incorporation or organization)            identification number)


                           BERRY PLASTICS CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


               Delaware                               35-1813706
     (State or other jurisdiction                   (IRS employer
   of incorporation or organization)            identification number)


           101 Oakley Street
          Evansville, Indiana                            47710
  (Address of principal executive offices)             (Zip code)

Registrants' telephone number, including area code:  (812) 424-2904


                                      NONE
     ----------------------------------------------------------------------
            (Former name, former address and former fiscal year, if
                           changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   [X] Yes    [ ] No

Indicate the number of shares outstanding of each of issuers' classes of common stock, as of the latest practicable date:

As of July 30, 2001, the following shares of capital stock of BPC Holding Corporation were outstanding: 91,000 shares of Class A Voting Common Stock; 259,000 shares of Class A Nonvoting Common Stock; 144,546 shares of Class B Voting Common Stock; 57,109 shares of Class B Nonvoting Common Stock; and 16,833 shares of Class C Nonvoting Common Stock. As of July 30, 2001 there were outstanding 100 shares of the Common Stock, $.01 par value, of Berry Plastics Corporation.

                 DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS


      THIS FORM 10-Q CONTAINS STATEMENTS THAT CONSTITUTE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED (THE "SECURITIES ACT"), AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED (THE "EXCHANGE ACT"). THOSE STATEMENTS APPEAR IN A NUMBER OF PLACES IN THIS FORM 10-Q AND INCLUDE STATEMENTS REGARDING THE INTENT, BELIEF OR CURRENT EXPECTATIONS OF THE COMPANY. WITHOUT LIMITING THE FOREGOING, THE WORDS "BELIEVES," "ANTICIPATES," "PLANS," "EXPECTS" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. ANY SUCH FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND MAY INVOLVE RISKS AND UNCERTAINTIES, AND ACTUAL RESULTS MAY DIFFER FROM THOSE IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS. VARIOUS ECONOMIC AND COMPETITIVE FACTORS COULD CAUSE ACTUAL RESULTS OR EVENTS TO DIFFER MATERIALLY FROM THOSE DISCUSSED IN SUCH FORWARD-LOOKING STATEMENTS. THE ACCOMPANYING INFORMATION CONTAINED IN THIS FORM 10-Q, INCLUDING, WITHOUT LIMITATION, THE INFORMATION SET FORTH UNDER "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," IDENTIFIES IMPORTANT FACTORS THAT COULD CAUSE DIFFERENCES, INCLUDING THE COMPANY'S ABILITY TO PASS THROUGH RAW MATERIAL PRICE INCREASES TO ITS CUSTOMERS, ITS ABILITY TO SERVICE DEBT, THE AVAILABILITY OF PLASTIC RESIN, THE IMPACT OF CHANGING ENVIRONMENTAL LAWS AND CHANGES IN THE LEVEL OF THE COMPANY'S CAPITAL INVESTMENT. ALTHOUGH MANAGEMENT BELIEVES IT HAS THE BUSINESS STRATEGY AND RESOURCES NEEDED FOR IMPROVED OPERATIONS, FUTURE REVENUE AND MARGIN TRENDS CANNOT BE RELIABLY PREDICTED.

                             BPC HOLDING CORPORATION
                           BERRY PLASTICS CORPORATION

                                 FORM 10-Q INDEX

                    FOR QUARTERLY PERIOD ENDED JUNE 30, 2001




                                                                        PAGE NO.
PART I. FINANCIAL INFORMATION

        Item 1.Financial Statements:
               Consolidated Balance Sheets...........................       4
               Consolidated Statements of Operations.................       6
               Consolidated Statements of Cash Flows.................       7
               Notes to Consolidated Financial Statements............       8


        Item 2.Management's Discussion and Analysis of
               Financial Condition and Results of Operations.........      16

PART II. OTHER INFORMATION

        Item 2. Changes in Securities and Use of Proceeds............      20
        Item 4. Submission of Matters to a Vote of Security Holders..      20
        Item 5. Other Information....................................      20
        Item 6. Exhibits and Reports on Form 8-K.....................      21

SIGNATURE............................................................      22

PART 1.  FINANCIAL INFORMATION
Item 1.  Financial Statements


                    BPC Holding Corporation and Subsidiaries
                           Consolidated Balance Sheets
                            (In Thousands of Dollars)

                                                                JUNE 30,      DECEMBER 30,
                                                                  2001            2000
                                                              -----------   ---------------
                                                               (UNAUDITED)
ASSETS
Current assets:
    Cash and cash equivalents                                   $  4,384        $  2,054
    Accounts receivable (less allowance for doubtful
        accounts of $2,576 at June 30, 2001 and
        $1,724 at December 30, 2000)                              63,208          48,397
    Inventories:
        Finished goods                                            37,578          38,157
        Raw materials and supplies                                12,470          10,822
                                                                --------        --------
                                                                  50,048          48,979
    Prepaid expenses and other receivables                         8,173           5,272
                                                                --------        --------
Total current assets                                             125,813         104,702

Property and equipment:
    Land                                                           9,124           8,894
    Buildings and improvements                                    68,551          60,572
    Machinery, equipment and tooling                             213,422         203,569
    Construction in progress                                      33,282          16,901
                                                                --------        --------
                                                                 324,379         289,936
    Less accumulated depreciation                                127,533         110,132
                                                                --------        --------
                                                                 196,846         179,804
Intangible assets:
    Deferred financing and origination fees, net                   9,803          10,422
    Covenants not to compete, net                                  2,498           3,388
     Excess of cost over net assets acquired, net                124,024         114,680
                                                                --------        --------
                                                                 136,325         128,490

Other                                                                 86             126
                                                                --------        --------
Total assets                                                    $459,070        $413,122
                                                                ========        ========

                    BPC Holding Corporation and Subsidiaries
                     Consolidated Balance Sheets (continued)
                            (In Thousands of Dollars)

                                                                       JUNE 30,        DECEMBER 30,
                                                                         2001             2000
                                                                     ------------    ---------------
                                                                      (UNAUDITED)
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
    Accounts payable                                                   $  37,800        $  26,779
    Accrued expenses and other liabilities                                12,903           10,430
    Accrued interest                                                       7,971            9,006
    Employee compensation and payroll taxes                               18,650           14,785
    Current portion of long-term debt                                     24,999           23,232
                                                                       ---------        ---------
Total current liabilities                                                102,323           84,232

Long-term debt, less current portion                                     460,400          445,574
Accrued dividends on preferred stock                                      22,140           17,656
Other liabilities                                                          4,475            3,657
                                                                       ---------        ---------
                                                                         589,338          551,119
Stockholders' equity (deficit):

    Series A Preferred Stock; 600,000 shares
        authorized, issued and outstanding
        (net of discount of $2,039 at
        June 30, 2001 and $2,185 at
        December 30, 2000)                                                12,532           12,386
    Series A-1 Preferred Stock; 1,400,000
        shares authorized; 1,000,000 shares
        issued and outstanding (net of
        discount of $5,034 at June 30, 2001
        and $5,400 at December  30, 2000)                                 19,966           19,600

    Series B Preferred Stock; 200,000 shares
        authorized, issued and outstanding                                 5,000            5,000

    Series C Preferred Stock; 13,168 shares
        authorized, issued and outstanding                                10,000               --

    Class A Common Stock; $.01 par value:
        Voting; 500,000 shares authorized;
            91,000 shares issued and outstanding                               1                1

        Nonvoting; 500,000 shares authorized;
            259,000 shares issued and outstanding                              3                3
    Class B Common Stock; $.01 par value:
        Voting; 500,000 shares authorized;
            145,058 shares issued and 144,546
            shares outstanding                                                 1                1
       Nonvoting; 500,000 shares authorized;
            59,212 shares issued and 57,109 shares
            outstanding                                                        1                1
    Class C Common Stock; $.01 par value:
       Nonvoting; 500,000 shares authorized;
            17,000 shares issued and 16,833 shares outstanding                --               --

    Treasury stock: 512 shares Class B Voting
        Common Stock;2,103 shares Class B Nonvoting
        Common Stock; and 167 shares Class C
        Nonvoting Common Stock                                              (405)            (405)
    Additional paid-in capital                                            30,441           35,041
    Warrants                                                               9,386            9,386
    Retained earnings (deficit)                                         (215,239)        (218,168)
    Accumulated other comprehensive loss                                  (1,955)            (843)
                                                                       ---------        ---------
Total stockholders' equity (deficit)                                    (130,268)        (137,997)
                                                                       ---------        ---------
Total liabilities and stockholders' equity (deficit)                   $ 459,070        $ 413,122
                                                                       =========        =========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                    BPC Holding Corporation and Subsidiaries
                      Consolidated Statements of Operations
                            (In Thousands of Dollars)

                                                                        THIRTEEN WEEKS ENDED          TWENTY-SIX WEEKS ENDED
                                                                     ---------------------------------------------------------
                                                                       JUNE 30,        JULY 1,        JUNE 30,        JULY 1,
                                                                         2001           2000            2001           2000
                                                                     ---------------------------------------------------------
                                                                             (UNAUDITED)                     (UNAUDITED)
Net sales                                                            $ 124,997       $ 107,186       $ 241,014       $ 204,368
Cost of goods sold                                                      89,092          81,719         173,020         156,902
                                                                     ---------------------------------------------------------
Gross profit                                                            35,905          25,467          67,994          47,466

Operating expenses:
      Selling                                                            5,684           5,580          11,426          10,749
      General and administrative                                         9,005           6,361          16,248          12,688
      Research and development                                             530             835             931           1,562
      Amortization of intangibles                                        3,345           2,506           6,096           4,728
      Other expenses                                                       911           2,496           2,294           4,276
                                                                     ---------------------------------------------------------
Operating income                                                        16,430           7,689          30,999          13,463

Other expenses (income):

      Loss (gain) on disposal of property and equipment                    (16)             88             (44)            616
                                                                     ---------------------------------------------------------
Income before interest, taxes, and extraordinary item
                                                                        16,446           7,601          31,043          12,847
Interest:
      Expense                                                          (14,457)        (12,242)        (28,007)        (23,794)
      Income                                                               (32)             40              24              52
                                                                     ---------------------------------------------------------
Income (loss) before income taxes and extraordinary item
                                                                         1,957          (4,601)          3,060         (10,895)
Income taxes                                                                50               8             131              24
                                                                     ---------------------------------------------------------
Net income (loss) before extraordinary item                              1,907          (4,609)          2,929         (10,919)

Extraordinary item (less applicable income taxes of $0)                     --           1,022              --           1,022
                                                                     ---------------------------------------------------------
Net income (loss)                                                        1,907          (5,631)          2,929         (11,941)

Preferred stock dividends                                               (2,368)         (1,582)         (4,484)         (2,616)
Amortization of preferred stock discount                                  (256)           (145)           (512)           (218)
                                                                     ---------------------------------------------------------
Net loss attributable to common stockholders                         $    (717)      $  (7,358)      $  (2,067)      $ (14,775)
                                                                     =========================================================

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                    BPC Holding Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows
                            (In Thousands of Dollars)

                                                                 TWENTY-SIX WEEKS ENDED
                                                                ------------------------
                                                                 JUNE 30,       JULY 1,
                                                                  2001           2000
                                                                --------        --------
                                                                       (UNAUDITED)
OPERATING ACTIVITIES
Net income (loss)                                               $  2,929        $(11,941)
Adjustments to reconcile net loss to net cash
   provided by operating activities:
        Depreciation                                              18,042          14,370
        Non-cash interest expense                                  9,975           8,244
        Amortization                                               6,096           4,728
        Non-cash compensation expense                                300              --
        Write-off deferred financing and origination fees             --             527
        Loss (gain) on sale of property and equipment                (44)            616
        Changes in operating assets and liabilities:
            Accounts receivable, net                             (10,754)         (8,487)
            Inventories                                            2,402           2,475
            Prepaid expenses and other receivables                (3,024)         (5,283)
            Other assets                                              40              --
            Payables and accrued expenses                          4,929           2,549
                                                                --------        --------
Net cash provided by operating activities                         30,891           7,798

INVESTING ACTIVITIES
Additions to property and equipment                              (14,124)        (19,595)
Proceeds from disposal of property and equipment                      69              82
Acquisitions of businesses, net of cash acquired                 (23,063)        (59,877)
                                                                --------        --------
Net cash used for investing activities                           (37,118)        (79,390)

FINANCING ACTIVITIES
Proceeds from long-term borrowings                                 9,427          58,352
Payments on long-term borrowings                                 (10,546)        (10,784)
Issuance of common stock                                              97              --
Issuance of preferred stock and warrants                          10,000          25,000
Debt origination costs                                            (1,008)             --
Purchase of treasury stock                                            --            (112)
                                                                --------        --------
Net cash provided by financing activities                          7,970          72,456
Effect of exchange rate changes on cash                              587             322
                                                                --------        --------
Net increase in cash and cash equivalents                          2,330           1,186
Cash and cash equivalents at beginning of period                   2,054           2,546
                                                                --------        --------
Cash and cash equivalents at end of period                      $  4,384        $  3,732
                                                                ========        ========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                    BPC Holding Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
              (In thousands of dollars, except as otherwise noted)
                                   (Unaudited)


1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of BPC Holding Corporation and its subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full fiscal year. The accompanying financial statements include the results of BPC Holding Corporation ("Holding") and its wholly-owned subsidiary, Berry Plastics Corporation ("Berry"), and its wholly-owned subsidiaries: Berry Iowa Corporation, Berry Tri-Plas Corporation, Berry Sterling Corporation, AeroCon, Inc., PackerWare Corporation, Berry Plastics Design Corporation, Venture Packaging, Inc. and its subsidiaries Venture Packaging Midwest, Inc. and Berry Plastics Technical Services, Inc., NIM Holdings Limited and its subsidiary Berry Plastics U.K. Limited and its subsidiary Norwich Acquisition Limited, Knight Plastics, Inc., CPI Holding Corporation and its subsidiary Cardinal Packaging, Inc., Berry Plastics Acquisition Corporation II, Poly-Seal Corporation, Berry Plastics Acquisition Corporation III, CBP Holdings S.r.l. and its subsidiaries Capsol Berry Plastics S.p.a. and Ociesse S.r.l, and Pescor Plastics, Inc.. For further information, refer to the consolidated financial statements and footnotes thereto included in Holding's and Berry's Form 10-K filed with the Securities and Exchange Commission for the year ended December 30, 2000.

Certain amounts on the 2000 financial statements have been reclassified to conform with the 2001 presentation.

2. ACQUISITIONS

On May 9, 2000, Berry acquired all of the outstanding capital stock of Poly-Seal Corporation ("Poly-Seal") for aggregate consideration of approximately $58.0 million. The purchase was financed through the issuance by Holding of $25.0 million of 14% preferred stock and warrants and additional borrowings under the senior credit facility. The operations of Poly-Seal are included in Berry's operations since the acquisition date using the purchase method of accounting.

On October 4, 2000, Berry, through its newly-formed, wholly owned Italian subsidiary CBP Holdings S.r.l. ("Capsol"), acquired all of the outstanding capital stock of Capsol S.p.a., headquartered in Cornate d'Adda, near Milan, Italy and the whole quota capital of a related company, Ociesse S.r.l., for aggregate consideration of approximately $14.0 million. The purchase was financed through borrowings under the senior credit facility. The operations of Capsol are included in Berry's operations since the acquisition date using the purchase method of accounting. The fair value of the net assets acquired was based on preliminary estimates and may be revised at a later date.

On May 14, 2001, Berry acquired all of the outstanding capital stock of Pescor Plastics, Inc. ("Pescor") for aggregate consideration of approximately $22.0 million plus an additional $3.0 million if certain financial targets are met. The purchase was financed through the issuance by Holding of $10.0 million of 14% preferred stock and additional borrowings under the senior credit facility. The operations of Pescor are included in Berry's operations since the acquisition date using the purchase method of accounting. The fair value of the net assets acquired was based on preliminary estimates and may be revised at a later date.

The pro forma results listed below are unaudited and reflect purchase accounting adjustments assuming the Poly-Seal, Capsol, and Pescor acquisitions occurred on January 2, 2000.

                                 THIRTEEN WEEKS ENDED     TWENTY-SIX WEEKS ENDED
                                 -----------------------------------------------
                                   JUNE 30,    JULY 1,      JUNE 30,    JULY 1,
                                    2001        2000         2001        2000
                                 -----------------------------------------------
   Pro forma net sales           $ 130,322   $ 123,577    $ 253,467   $ 240,806
   Pro forma net income (loss)       1,610      (8,668)       2,362     (16,114)


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

3. LONG-TERM DEBT

Long-term debt consists of the following:

                                                    JUNE 30,        DECEMBER 30,
                                                      2001             2000
                                                    --------       -------------
   Holding 12.50% Senior Secured Notes              $135,714         $127,282
   Berry 12.25% Senior Subordinated Notes            125,000          125,000
   Berry 11% Senior Subordinated Notes                75,000           75,000
   Term loans                                         66,057           75,607
   Revolving lines of credit                          43,420           35,447
   Second Lien Senior Facility                        25,000           25,000
   Capital leases                                     11,747            1,435
   Nevada Industrial Revenue Bonds                     3,000            3,500
   Debt premium, net                                     461              535
                                                    --------         --------
                                                     485,399          468,806
   Less current portion of long-term debt             24,999           23,232
                                                    --------         --------
                                                    $460,400         $445,574
                                                    ========         ========

The current portion of long-term debt consists of $22.0 million on the term loans payable in monthly installments and $3.0 million in repayments of the industrial bonds and the monthly principal payments related to capital lease obligations.

The Company has a financing and security agreement (the "Financing Agreement") with a syndicate of lenders led by Bank of America for a senior secured credit facility (the "Credit Facility"). As of June 30, 2001, the Credit Facility provides the Company with (i) a $80.0 million revolving line of credit ("US Revolver"), subject to a borrowing base formula, (ii) a $2.1 million (using the June 30, 2001 exchange rate) revolving line of credit denominated in British Sterling in the U.K. ("UK Revolver"), subject to a separate borrowing base formula, (iii) a $63.5 million term loan facility, (iv) a $2.6 million (using the June 30, 2001 exchange rate) term loan facility denominated in British Sterling in the U.K. ("UK Term Loan"), and (v) a $3.2 million standby letter of credit facility to support the Company's and its subsidiaries' obligations under the Nevada Bonds. CBP Holdings S.r.l. has a revolving credit facility (the "Italy Revolver") from Bank of America for $11.5 million (using the June 30, 2001 exchange rate) denominated in Euros. Bank of America also extends working capital financing (the "Italy Working Capital Line") of up to $1.4 million (using the June 30, 2001 exchange rate) denominated in Euros. The full amount available under the Italy Revolver and the Italy Working Capital Line are applied to reduce amounts available under the US Revolver, as does the outstanding balance under the UK Revolver. At June 30, 2001, the Company had unused borrowing capacity under the Credit Facility's revolving line of credit of approximately $31.9 million. The indebtedness under the Credit Facility is guaranteed by Holding and all of its subsidiaries (other than its subsidiaries in the United Kingdom and Italy). The obligations of the Company and the subsidiaries under the Credit Facility and the guarantees thereof are secured by substantially all of the assets of such entities.

4. CHANGES IN STOCKHOLDERS' EQUITY

In connection with the Pescor acquisition on May 14, 2001, Holding issued 13,168 shares of Series C Preferred Stock, as defined below, to certain selling shareholders of Pescor. The Series C Preferred Stock is comprised of 3,063 shares of Series C-1 Preferred Stock, 1,910 shares of Series C-2 Preferred Stock, 2,135 shares of Series C-3 Preferred Stock, 3,033 shares of Series C-4 Preferred Stock, and 3,027 shares of Series C-5 Preferred Stock. The Series C Preferred Stock has stated values ranging from $653 per share to $1,047 per share, and dividends accrue at a rate of 14% per annum and will accumulate until declared and paid. The Series C Preferred Stock ranks junior to the other preferred stock of Holding and prior to all other capital stock of Holding. In addition, the holders of the Series C Preferred have options beginning on December 31, 2001 to convert the Series C Preferred Stock to Series D Preferred Stock and Class B Nonvoting Common Stock.

5. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (IN THOUSANDS)

Holding conducts its business through its wholly owned subsidiary, Berry. Holding and all of Berry's subsidiaries fully, jointly, severally, and unconditionally guarantee on a senior subordinated basis the $100.0 million aggregate principal amount of 12.25% Berry Plastics Corporation Senior Subordinated Notes due 2004 issued on April 21, 1994 (the "1994 Notes"), the $25.0 million aggregate principal amount of 12.25% Berry Plastics Corporation Series B Senior Subordinated Notes due 2004 issued on August 24, 1998 (the "1998 Notes"), and the $75.0 million aggregate principal amount of 11% Berry Plastics Corporation Senior Subordinated Notes due 2007 issued on July 6, 1999 (the "1999 Notes"). There are no nonguarantor subsidiaries with respect to the notes issued by Berry. Holding's 12.50% Series B Senior Secured Notes due 2006 (the "1996 Notes") are not guaranteed by Berry or any of Berry's wholly owned subsidiaries. The Indenture dated as of April 21, 1994 (the "1994 Indenture"), the Indenture dated August 24, 1998 (the "1998 Indenture") and the Indenture dated July 6, 1999 (the "1999 Indenture") restrict, and the Credit Facility prohibits, Berry's ability to pay any dividend or make any distribution of funds to Holding to satisfy interest and other obligations on Holding's 1996 Notes. Berry and all of Berry's subsidiaries are 100% owned by Holding. Separate narrative information or financial statements of guarantor subsidiaries have not been included as management believes they would not be material to investors. Presented below is condensed consolidating financial information for Holding, Berry, and its subsidiaries at June 30, 2001 and December 30, 2000 and for the thirteen and twenty-six weeks ended June 30, 2001 and July 1, 2000. The equity method has been used with respect to investments in subsidiaries.

                                                                            JUNE 30, 2001
                                            --------------------------------------------------------------------------------
                                            BPC HOLDING    BERRY PLASTICS    COMBINED
                                            CORPORATION     CORPORATION      GUARANTOR       CONSOLIDATING
                                             (PARENT)         (ISSUER)      SUBSIDIARIES      ADJUSTMENTS      CONSOLIDATED
                                             ---------        ---------     ------------      -----------      ------------
CONSOLIDATING BALANCE SHEETS
Current assets                               $     240        $  37,821       $  87,752        $      --        $ 125,813
Net property and equipment                          --           69,056         127,790               --          196,846
Other noncurrent assets                         28,043          331,672         122,133         (345,437)         136,411
                                             ---------        ---------       ---------        ---------        ---------
Total assets                                 $  28,283        $ 438,549       $ 337,675        $(345,437)       $ 459,070
                                             =========        =========       =========        =========        =========

Current liabilities                          $     697        $  56,766       $  44,860        $      --        $ 102,323
Noncurrent liabilities                         157,854          356,163         330,148         (357,150)         487,015
Equity (deficit)                              (130,268)          25,620         (37,333)          11,713         (130,268)
                                             ---------        ---------       ---------        ---------        ---------
Total liabilities and equity (deficit)       $  28,283        $ 438,549       $ 337,675        $(345,437)       $ 459,070
                                             =========        =========       =========        =========        =========

                                                                         DECEMBER 30, 2000
                                            -----------------------------------------------------------------------------
                                            BPC HOLDING     BERRY PLASTICS   COMBINED
                                            CORPORATION      CORPORATION     GUARANTOR      CONSOLIDATING
                                             (PARENT)         (ISSUER)      SUBSIDIARIES      ADJUSTMENTS      CONSOLIDATED
                                             ---------        ---------     -------------     -----------      ------------
CONSOLIDATING BALANCE SHEETS
Current assets                               $     220        $  32,290       $  72,192        $      --        $ 104,702
Net property and equipment                          --           55,221         124,583               --          179,804
Other noncurrent assets                          8,226          267,840         113,455         (260,905)         128,616
                                             ---------        ---------       ---------        ---------        ---------
Total assets                                 $   8,446        $ 355,351       $ 310,230        $(260,905)       $ 413,122
                                             =========        =========       =========        =========        =========

Current liabilities                          $     661        $  50,968       $  32,603        $      --        $  84,232
Noncurrent liabilities                         144,938          299,694         312,691         (290,436)         466,887
Equity (deficit)                              (137,153)           4,689         (35,064)          29,531         (137,997)
                                             ---------        ---------       ---------        ---------        ---------
Total liabilities and equity (deficit)       $   8,446        $ 355,351       $ 310,230        $(260,905)       $ 413,122
                                             =========        =========       =========        =========        =========

                                                                             THIRTEEN WEEKS ENDED
                                                --------------------------------------------------------------------------------
                                                                                 JUNE 30, 2001
                                                --------------------------------------------------------------------------------
                                                BPC HOLDING    BERRY PLASTICS      COMBINED
                                                CORPORATION     CORPORATION        GUARANTOR       CONSOLIDATING
                                                 (PARENT)         (ISSUER)       SUBSIDIARIES       ADJUSTMENTS     CONSOLIDATED
                                                 ---------       ---------       ------------       -----------     ------------
CONSOLIDATING STATEMENTS OF OPERATIONS
Net sales                                        $      --       $  44,091         $  80,906         $      --       $ 124,997
Cost of goods sold                                      --          28,452            60,640                --          89,092
                                                 ---------       ---------         ---------         ---------       ---------
Gross profit                                            --          15,639            20,266                --          35,905
Operating expenses                                     185           7,065            12,225                --          19,475
                                                 ---------       ---------         ---------         ---------       ---------
Operating income (loss)                               (185)          8,574             8,041                --          16,430
Other expenses (income)                                 --              10               (26)               --             (16)
Interest expense                                     4,393           2,130             7,966                --          14,489
Income taxes                                             9              13                28                --              50
Extraordinary item                                      --              --                --                --              --
Equity in net (income) loss from subsidiary         (6,494)            (73)               --             6,567              --
                                                 ---------       ---------         ---------         ---------       ---------
Net income (loss)                                $   1,907       $   6,494         $      73         $  (6,567)      $   1,907
                                                 =========       =========         =========         =========       =========


                                                                             THIRTEEN WEEKS ENDED
                                                --------------------------------------------------------------------------------
                                                                                   JULY 1, 2000
                                                ----------------------------------------------------------------------------------
                                                BPC HOLDING      BERRY PLASTICS     COMBINED
                                                CORPORATION       CORPORATION       GUARANTOR         CONSOLIDATING
                                                  (PARENT)          (ISSUER)       SUBSIDIARIES        ADJUSTMENTS    CONSOLIDATED
                                                 ---------         ---------       ------------        -----------    ------------
CONSOLIDATING STATEMENTS OF OPERATIONS
Net sales                                        $      --         $  42,419         $  64,767         $      --       $ 107,186
Cost of goods sold                                      --            29,250            52,469                --          81,719
                                                 ---------         ---------         ---------         ---------       ---------
Gross profit                                            --            13,169            12,298                --          25,467
Operating expenses                                      13             6,215            11,550                --          17,778
                                                 ---------         ---------         ---------         ---------       ---------
Operating income (loss)                                (13)            6,954               748                --           7,689
Other expenses (income)                                 --                 5                83                --              88
Interest expense                                     4,055             3,042             5,105                --          12,202
Income taxes                                             7                --                 1                --               8
Extraordinary item                                      --             1,022                --                --           1,022
Equity in net (income) loss from subsidiary          1,556             4,441                --            (5,997)             --
                                                 ---------         ---------         ---------         ---------       ---------
Net income (loss)                                $  (5,631)        $  (1,556)        $  (4,441)        $   5,997       $  (5,631)
                                                 =========         =========         =========         =========       =========


                                                                                TWENTY-SIX WEEKS ENDED
                                                      -----------------------------------------------------------------------------
                                                                                      JUNE 30, 2001
                                                      -----------------------------------------------------------------------------
                                                      BPC HOLDING    BERRY PLASTICS      COMBINED
                                                      CORPORATION     CORPORATION        GUARANTOR     CONSOLIDATING
                                                        (PARENT)        (ISSUER)       SUBSIDIARIES     ADJUSTMENTS    CONSOLIDATED
                                                       ---------       ---------       ------------     -----------    ------------
CONSOLIDATING STATEMENTS OF OPERATIONS
Net sales                                              $      --       $  83,897         $ 157,117       $      --       $ 241,014
Cost of goods sold                                            --          54,649           118,371              --         173,020
                                                       ---------       ---------         ---------       ---------       ---------
Gross profit                                                  --          29,248            38,746              --          67,994
Operating expenses                                           364          13,239            23,392              --          36,995
                                                       ---------       ---------         ---------       ---------       ---------
Operating income (loss)                                     (364)         16,009            15,354              --          30,999
Other expenses (income)                                       --             (28)              (16)             --             (44)
Interest expense                                           8,733           4,815            14,435              --          27,983
Income taxes                                                  16              18                97              --             131
Extraordinary item                                            --              --                --              --              --
Equity in net (income) loss from subsidiary              (12,042)           (838)               --          12,880              --
                                                       ---------       ---------         ---------       ---------       ---------
Net income (loss)                                      $   2,929       $  12,042         $     838       $ (12,880)      $   2,929
                                                       =========       =========         =========       =========       =========

CONSOLIDATING STATEMENTS OF CASH FLOWS
Net income (loss)                                      $   2,929       $  12,042         $     838       $ (12,880)      $   2,929
Non-cash expenses                                          9,018           7,379            17,972              --          34,369
Equity in net (income) loss from subsidiary              (12,042)           (838)               --          12,880              --
Changes in working capital                                    --          (1,978)           (4,429)             --          (6,407)
                                                                                         ---------       ---------       ---------
Net cash provided by (used for) operating activities         (95)         16,605            14,381              --          30,891
Net cash used for investing activities                        --         (28,434)           (8,684)             --         (37,118)
Net cash provided by (used for) financing activities         115          13,057            (5,202)             --           7,970
Effect on exchange rate changes on cash                       --              --               587              --             587
                                                       ---------       ---------         ---------       ---------       ---------
Net increase (decrease) in cash and cash equivalents          20           1,228             1,082              --           2,330
Cash and cash equivalents at beginning of period             220             642             1,192              --           2,054
                                                       ---------       ---------         ---------       ---------       ---------
Cash and cash equivalents at end of period             $     240       $   1,870         $   2,274       $      --       $   4,384
                                                       =========       =========         =========       =========       =========



                                                                                TWENTY-SIX WEEKS ENDED
                                                      -----------------------------------------------------------------------------
                                                                                       JULY 1, 2000
                                                      ----------------------------------------------------------------------------
                                                       BPC HOLDING    BERRY PLASTICS     COMBINED
                                                       CORPORATION     CORPORATION       GUARANTOR    CONSOLIDATING
                                                        (PARENT)        (ISSUER)       SUBSIDIARIES    ADJUSTMENTS    CONSOLIDATED
                                                       ---------        ---------      ------------   ------------    ------------
CONSOLIDATING STATEMENTS OF OPERATIONS
Net sales                                             $      --        $  82,888        $ 121,480      $      --       $ 204,368
Cost of goods sold                                           --           56,885          100,017             --         156,902
                                                      ---------        ---------        ---------      ---------       ---------
Gross profit                                                 --           26,003           21,463             --          47,466
Operating expenses                                          167           12,846           20,990             --          34,003
                                                      ---------        ---------        ---------      ---------       ---------
Operating income (loss)                                    (167)          13,157              473             --          13,463
Other expenses (income)                                      --              251              365             --             616
Interest expense                                          7,648            6,780            9,314             --          23,742
Income taxes                                                 11               10                3             --              24
Extraordinary item                                           --            1,022               --             --           1,022
Equity in net (income) loss from subsidiary               4,115            9,209               --        (13,324)             --
                                                      ---------        ---------        ---------      ---------       ---------
Net income (loss)                                     $ (11,941)       $  (4,115)       $  (9,209)     $  13,324       $ (11,941)
                                                      =========        =========        =========      =========       =========

CONSOLIDATING STATEMENTS OF CASH FLOWS
Net income (loss)                                     $ (11,941)       $  (4,115)       $  (9,209)     $  13,324       $ (11,941)
Non-cash expenses                                         7,667            6,332           14,486             --          28,485
Equity in net (income) loss from subsidiary               4,115            9,209               --        (13,324)             --
Changes in working capital                                  (87)            (838)          (7,821)            --          (8,746)
                                                      ---------        ---------        ---------      ---------       ---------
Net cash provided by (used for) operating activities       (246)          10,588           (2,544)            --           7,798
Net cash used for investing activities                       --          (71,020)          (8,370)            --         (79,390)
Net cash provided by (used for) financing activities       (139)          61,331           11,264             --          72,456
Effect on exchange rate changes on cash                      --               --              322             --             322
                                                      ---------        ---------        ---------      ---------       ---------
Net increase (decrease) in cash and cash equivalents       (385)             899              672             --           1,186
Cash and cash equivalents at beginning of period            703              976              867             --           2,546
                                                      ---------        ---------        ---------      ---------       ---------
Cash and cash equivalents at end of period            $     318        $   1,875        $   1,539      $      --       $   3,732
                                                      =========        =========        =========      =========       =========

6.    OPERATING SEGMENTS

The Company has three reportable segments: containers, closures, and consumer products. The Company evaluates performance and allocates resources based on operating income before depreciation and amortization of intangibles adjusted to exclude (i) stock option accounting, (ii) other non-recurring or "one-time" expenses and (iii) management fees and reimbursed expenses paid to First Atlantic ("Adjusted EBITDA"). The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

                                                           THIRTEEN WEEKS ENDED                 TWENTY-SIX WEEKS ENDED
                                                       -------------------------------------------------------------------
                                                         JUNE 30,           JULY 1,            JUNE 30,          JULY 1,
                                                           2001              2000                2001              2000
                                                       -------------------------------------------------------------------
Net sales:
  Containers                                           $  66,543          $  63,425          $ 122,946          $ 118,855
  Closures                                                33,308             26,058             68,390             47,381
  Consumer Products                                       25,146             17,703             49,678             38,132
Adjusted EBITDA:
  Containers                                              18,482             12,289             33,776             22,132
  Closures                                                 6,658              5,638             14,347              9,789
  Consumer Products                                        5,318              2,578             10,098              5,539
Total assets:
  Containers                                             215,646            216,277            215,646            216,277
  Closures                                               159,089            151,504            159,089            151,504
  Consumer Products                                       84,335             50,010             84,335             50,010
Reconciliation of Adjusted EBITDA to
  income (loss) before income taxes:
   Adjusted EBITDA for reportable
     Segments                                          $  30,458          $  20,505          $  58,221          $  37,460
   Net interest expense                                  (14,489)           (12,202)           (27,983)           (23,742)
   Depreciation                                           (9,377)            (7,564)           (18,042)           (14,370)
   Amortization                                           (3,345)            (2,506)            (6,096)            (4,728)
   Gain (loss) on disposal of
   property and
     Equipment                                                16                (88)                44               (616)
   One-time expenses                                        (943)            (2,528)            (2,359)            (4,359)
   Stock option accounting                                  (150)                --               (300)              (104)
   Management fees                                          (213)              (218)              (425)              (436)
                                                       -------------------------------------------------------------------
   Income (loss) before income
     taxes and extraordinary item                      $   1,957          $  (4,601)         $   3,060          $ (10,895)
                                                       ===================================================================

One-time expenses represent non-recurring expenses that relate to recently acquired businesses and plant consolidations.

7. COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) was $1.7 million and ($6.0 million) for the thirteen weeks ended June 30, 2001 and July 1, 2000, respectively and $1.8 million and ($12.4 million) for the twenty-six weeks ended June 30, 2001 and July 1, 2000, respectively.

8. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENT

On June 29, 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS ("SFAS No. 142"). SFAS No. 142 addresses accounting and reporting of acquired goodwill and other intangible assets and must be adopted by the Company on January 1, 2002. In addition, the goodwill impairment testing provisions of SFAS No. 142 must be applied to any goodwill or other intangible assets that are recognized in the Company's financial statements at the time of adoption. Upon adoption, goodwill will no longer be amortized and will be tested for impairment at least annually. Any goodwill or other intangible asset impairment losses recognized from the initial impairment test are required to be reported as a cumulative effect of a change in accounting principle in the Company's financial statements. The Company is currently assessing the impact that SFAS No. 142 will have on its financial statements upon adoption in the first quarter of 2002.

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

The Company is highly leveraged. The high degree of leverage could have important consequences, including, but not limited to, the following: (i) a substantial portion of Berry's cash flow from operations must be dedicated to the payment of principal and interest on its indebtedness, thereby reducing the funds available to Berry for other purposes; (ii) Berry's ability to obtain additional debt financing in the future for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes may be impaired; (iii) certain of Berry's borrowings will be at variable rates of interest, which will expose Berry to the risk of higher interest rates; (iv) the indebtedness outstanding under the senior credit facility is secured by substantially all of the assets of Berry; (v) Berry is substantially more leveraged than certain of its competitors, which may place Berry at a competitive disadvantage, particularly in light of its acquisition strategy; and
(vi) Berry's degree of leverage may hinder its ability to adjust rapidly to changing market conditions and could make it more vulnerable in the event of a downturn in general economic conditions or its business.

RESULTS OF OPERATIONS

13 WEEKS ENDED JUNE 30, 2001 ("QUARTER")
COMPARED TO 13 WEEKS ENDED JULY 1, 2000 ("PRIOR QUARTER")

NET SALES. Net sales increased $17.8 million, or 17%, to $125.0 million for the Quarter from $107.2 million for the Prior Quarter with an approximate 2% increase in net selling price. Container net sales increased $3.1 million from the Prior Quarter due primarily to a large promotion and increased selling prices. Closure net sales increased $7.3 million with the acquisitions of Poly-Seal and Capsol representing $8.1 million of the increase. Consumer product sales for the Quarter were $7.4 million more than the Prior Quarter with the Pescor acquisition providing approximately $7.2 million of sales in the Quarter.

GROSS PROFIT. Gross profit increased by $10.4 million to $35.9 million (29% of net sales) for the Quarter from $25.5 million (24% of net sales) for the Prior Quarter. This increase of 41% includes the combined impact of the added Poly-Seal, Capsol, and Pescor sales volume, the effect of net selling prices and raw material costs, acquisition integration and productivity improvement initiatives. The 2% increase in net selling price was primarily the result of partially recovering raw material cost increases incurred in 2000. In addition, the Company has continued to consolidate products and business of recent acquisitions to the most efficient tooling, providing customers with improved products and customer service. As part of the integration, the Company closed its York, Pennsylvania facility and removed remaining production from its Minneapolis, Minnesota facility (acquired in the Cardinal Acquisition) in the fourth quarter of 2000. The business from these locations was distributed throughout Berry's facilities. Also, significant productivity improvements were made during the year, including the addition of state-of-the-art injection molding equipment, molds and printing equipment at several of the Company's facilities. Additional significant cost reductions have been achieved through the Company's realignment in the third quarter of 2000 from a functional based organization to a divisional structure. This realignment has enabled the Company to reduce personnel costs and improve employee productivity.

OPERATING EXPENSES. Selling expenses increased by $0.1 million to $5.7 million for the Quarter from $5.6 million for the Prior Quarter principally as a result of the Poly-Seal, Capsol, and Pescor acquisitions, partially offset by savings from the organizational realignment in the third quarter of 2000. General and administrative expenses increased from $6.4 million for the Prior Quarter to $9.0 million for the Quarter. This increase of $2.6 million is primarily attributable to the Poly-Seal, Capsol, and Pescor acquisitions and increased accrued bonus expenses with improved operating performance partially offset by savings from the organizational realignment in the third quarter of 2000. During the Quarter, one-time transition expenses were $0.4 million related to acquisitions and $0.5 million related to the shutdown and reorganization of facilities. In the Prior Quarter, one-time transition expenses related to acquisitions were $0.7 million and $1.8 million related to the shutdown and reorganization of facilities.

INTEREST EXPENSE, NET. Net interest expense increased $2.3 million to $14.5 million for the Quarter compared to $12.2 million for the Prior Quarter primarily due to borrowings under the senior credit facility to support the Poly-Seal, Capsol, and Pescor acquisitions.

INCOME TAX. For the Quarter, the Company recorded income tax expense of $50,000 compared to income tax expense of $8,000 for the Prior Quarter. The Company continues to operate in a net operating loss carryforward position for federal income tax purposes.

NET INCOME (LOSS). The Company recorded net income of $1.9 million for the Quarter compared to a net loss of $5.6 million for the Prior Quarter for the reasons discussed above.

26 WEEKS ENDED JUNE 30, 2001 ("YTD")
COMPARED TO 26 WEEKS ENDED JULY 1, 2000 ("PRIOR YTD")

NET SALES. Net sales increased $36.6 million, or 18%, to $241.0 million for the YTD from $204.4 million for the Prior YTD with an approximate 2% increase in net selling price. Container net sales increased $4.1 million from the Prior YTD due primarily to increased selling prices and a large promotion. Closure net sales increased $21.0 million with the Poly-Seal and Capsol acquisitions representing approximately $23.0 million of the increase in the YTD, partially offset by a general slow down in the market. Consumer product sales for the YTD were $11.5 million more than the Prior YTD as the Pescor acquisition contributed approximately $7.2 million of net sales in the YTD and continued strong demand in the retail housewares market.

GROSS PROFIT. Gross profit increased by $20.5 million to $68.0 million (28% of net sales) for the YTD from $47.5 million (23% of net sales) for the Prior YTD. This increase of 43% includes the combined impact of the added Poly-Seal, Capsol, and Pescor sales volume, the effect of net selling prices and raw material costs, acquisition integration and productivity improvement initiatives. The 2% increase in net selling price was primarily the result of partially recovering raw material cost increases incurred in 2000. In addition, the Company has continued to consolidate products and business of recent acquisitions to the most efficient tooling, providing customers with improved products and customer service. As part of the integration, the Company closed its York, Pennsylvania facility and removed remaining production from its Minneapolis, Minnesota facility (acquired in the Cardinal Acquisition) in the fourth YTD of 2000. The business from these locations was distributed throughout Berry's facilities. Also, significant productivity improvements were made during the year, including the addition of state-of-the-art injection molding equipment, molds and printing equipment at several of the Company's facilities. Additional significant cost reductions have been achieved through the Company's realignment in the third YTD of 2000 from a functional based organization to a divisional structure. This realignment has enabled the Company to reduce personnel costs and improve employee productivity.

OPERATING EXPENSES. Selling expenses increased by $0.7 million to $11.4 million for the YTD from $10.7 million for the Prior YTD principally as a result of the Poly-Seal, Capsol, and Pescor acquisitions, partially offset by savings from the organizational realignment in the third YTD of 2000. General and administrative expenses increased from $12.7 million for the Prior YTD to $16.2 million for the YTD. This increase of $3.5 million is primarily attributable to the Poly-Seal, Capsol, and Pescor acquisitions partially offset by savings from the organizational realignment in the third YTD of 2000. During the YTD, one-time transition expenses were $1.1 million related to acquisitions and $1.2 million related to the shutdown and reorganization of facilities. In the Prior YTD, one-time transition expenses related to acquisitions were $1.0 million and $3.3 million related to the shutdown and reorganization of facilities.

INTEREST EXPENSE, NET. Net interest expense increased $4.3 million to $28.0 million for the YTD compared to $23.7 million for the Prior YTD primarily due to borrowings under the senior credit facility to support the Poly-Seal, Capsol and Pescor acquisitions.

INCOME TAX. For the YTD, the Company recorded income tax expense of $131,000 compared to income tax expense of $24,000 for the Prior YTD. The Company continues to operate in a net operating loss carryforward position for federal income tax purposes.

NET INCOME (LOSS). The Company recorded net income of $2.9 million for the YTD compared to a net loss of $11.9 million for the Prior YTD for the reasons discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $30.9 million for the YTD compared to $7.8 million for the Prior YTD. The increase is primarily the result of improved operating performance with net income before depreciation and amortization increasing $19.9 million from the Prior YTD.

Net cash used for investing activities decreased from $79.4 million for the Prior YTD to $37.1 million for the YTD primarily as a result of the Poly-Seal acquisition in the Prior YTD. YTD capital spending of $14.1 million included $2.1 million for buildings and systems, $4.4 million for molds, $5.7 million for molding and printing machines, and $1.9 million for accessory equipment and systems.

Net cash provided by financing activities was $8.0 million for the YTD compared to $72.5 million for the Prior YTD. The decrease of $64.5 million can be attributed to decreased borrowings under the Credit Facility's revolving line of credit as net cash provided by operating activities has increased $23.1 million from the Prior YTD and reduced investing activities as noted above.

On May 14, 2001, in connection with the Pescor acquisition, the Company entered into an amendment of each of the Credit Facility and the Second Lien Senior Facility. Under the amendment to the Credit Facility, the commitments under the Revolving Credit Facility were increased from $70.0 million to $80.0 million and an additional term loan facility was created for borrowings up to $2.0 million. The amendments to both agreements modified a number of covenants and other provisions of both agreements, including financial covenants and negative covenants relating to indebtedness, investments and distributions from the Company to Holding. In addition, the amendments extended the maturity date of both the Credit Facility and the Senior Lien Senior Facility to January 21, 2004, and increased the interest margins on the loans under both facilities by 0.25%. The Company paid fees of approximately $0.8 million in connection with the acquisition financing, extension of the maturity date, and the covenant amendments.

Increased working capital needs occur whenever the Company experiences strong incremental demand or a significant rise in the cost of raw material, particularly plastic resin. The Company anticipates that its cash interest, working capital and capital expenditure requirements for 2001 will be satisfied through a combination of funds generated from operating activities and cash on hand, together with funds available under the Credit Facility. Management bases such belief on historical experience and the substantial funds available under the Credit Facility. However, the Company cannot predict its future results of operations. At June 30, 2001, the Company's cash balance was $4.4 million, and Berry had unused borrowing capacity under the Credit Facility's borrowing base of approximately $31.9 million.

The 1994 Indenture, 1998 Indenture, and 1999 Indenture restrict, and the Credit Facility prohibits, Berry's ability to pay any dividend or make any distribution of funds to Holding to satisfy interest and other obligations on the 1996 Notes. Interest on the 1996 Notes is payable semi-annually on June 15 and December 15 of each year. However, from December 15, 1999 until June 15, 2001, Holding, at its option, paid interest, at an increased rate of 0.75% per annum, in additional 1996 Notes valued at 100% of the principal amount thereof. Holding has issued an additional approximately $30.7 million aggregate principal amount of 1996 Notes in satisfaction of its interest obligation. Holding's ability to pay principal and interest in cash on the 1996 Notes and Berry's ability to pay principal and interest on the 1994 Notes, 1998 Notes, and 1999 Notes will depend on Berry's financial and operating performance, which in turn are subject to prevailing economic conditions and to certain financial, business and other factors beyond its control. Based on historical operating results, management believes that sufficient monies are available from Berry under a tax sharing agreement to enable Holding to make the December 2001 cash interest payment on the 1996 Notes, which payment is subject to there being no default or event of default at the time under the Credit Facility. However, if Berry cannot generate sufficient cash flow from operations to meet its obligations, then the Company may be forced to take actions such as reducing or delaying capital expenditures, selling assets, restructuring or refinancing its indebtedness, or seeking additional equity capital. There is no assurance that any of these actions could be effected on satisfactory terms, if at all.

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        A portion of the consideration delivered in connection with the acquisition of Pescor pursuant to an Agreement and Plan of Reorganization dated as of May 14, 2001 (the "Merger Agreement"), by and among Holding, Pescor, Pescor, Inc. and the shareholders of Pescor (the "Shareholders"), was paid by Holding through the issuance by Holding of 3,063 shares of Series C-1 Preferred Stock, with a stated value of $652.95 per share, 1,910 shares of C-2 Preferred Stock, with a stated value of $1,047.12 per share, 2,135 shares of C-3 Preferred Stock, with a stated value of $936.77 per share, 3,033 shares of Series C-4 Preferred Stock, with a stated value of $659.41 per share, and 3,027 shares of Series C-5 Preferred Stock, with a stated value of $660.72 per share (collectively the "Series C Preferred Stock"). The aggregate value of the Series C Preferred Stock was $10 million. The dividends accrue at a rate of 14% per annum and will accumulate until declared and paid. The Series C Preferred Stock ranks junior to the Series A Preferred Stock and the Series B Preferred Stock and may, beginning on December 31, 2001, at the option of the holders of the Series C Preferred Stock be converted on a one for one basis to shares of Class B Nonvoting Common Stock of Holding and a number of shares of Series D Preferred Stock determined pursuant to a formula contained in the Certificates of Designation for each series of Series C Preferred Stock. The Series C Preferred Stock was issued in transactions exempt from registration in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        By Written Consent in Lieu of a Meeting of the Stockholders of BPC Holding Corporation dated May 9, 2001, a majority of the stockholders approved an amendment to the Company's Restated Certificate of Incorporation to increase the number of authorized shares of Preferred Stock from 2,200,000 to 2,314,000, consisting of 600,000 shares of Series A Cumulative Preferred Stock, 200,000 shares of Series B Cumulative Preferred Stock, 1,400,000 shares of Series A-1 Preferred Stock, 3,063 shares of Series C-1 Preferred Stock, 1,910 shares of Series C-2 Preferred Stock, 2,135 shares of Series C-3 Preferred Stock, 3,033 shares of Series C-4 Preferred Stock, 3,027 shares of Series C-5 Preferred Stock, and 100,000 shares of Series D Preferred Stock.

        By Written Consent in Lieu of a Meeting of the Stockholders of BPC Holding Corporation dated May 31, 2001, a majority of the stockholders
        (i) re-elected the following members to the Board of Directors: Roberto Buaron, David M. Clarke, Lawrence G. Graev, Donald J. Hofmann, Jr., Joseph S. Levy and Mathew J. Lori, who were all board members prior to the election, and (ii) accepted the resignation of Martin R. Imbler as a Director of BPC Holding Corporation and elected Ira G. Boots as a member of the Board of Directors to replace Mr. Imbler. Mr. Boots, together with those members of the Board of Directors who were re-elected, comprise the entire board.

ITEM 5. OTHER INFORMATION

        On May 31, 2001, Martin R. Imbler retired and resigned as an employee, officer and employee of BPC Holding Corporation and each of its subsidiaries.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits:

            2.1 Agreement and Plan of Reorganization, dated as of May 14, 2001 among BPC Holding Corporation , Pescor, Inc., Pescor Plastics, Inc. and the shareholders of Pescor Plastics, Inc. named therein.

            3.1 Certificate of Amendment to the Amended and Restated Certificate of Incorporation of BPC Holding Corporation

            3.2 Certificate of Designation, Preferences and Rights of the Series C-1 Preferred Stock of BPC Holding Corporation

            3.3 Certificate of Designation, Preferences and Rights of the Series C-2 Preferred Stock of BPC Holding Corporation

            3.4 Certificate of Designation, Preferences and Rights of the Series C-3 Preferred Stock of BPC Holding Corporation

            3.5 Certificate of Designation, Preferences and Rights of the Series C-4 Preferred Stock of BPC Holding Corporation

            3.6 Certificate of Designation, Preferences and Rights of the Series C-5 Preferred Stock of BPC Holding Corporation

            10.1 Letter Agreement, dated July 5, 2001 between Martin R. Imbler and Berry Plastics Corporation.

        (b) Reports on Form 8-K:

            None

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       BPC Holding Corporation
                                       Berry Plastics Corporation

August 13, 2001


                                       By: /s/ JAMES M. KRATOCHVIL
                                           -----------------------------------
                                       James M. Kratochvil
                                       Executive Vice President, Chief Financial
                                       Officer, Treasurer and Secretary of the
                                       entities listed above (Principal
                                       Financial and Accounting Officer)