Form 10-Q
period 2001-09-29
BPC HOLDING CORP; BERRY PLASTICS CORP
filed 2001-11-09
CIK 919465, 919463

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2001
                                    or
[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.[X]Yes [    ]No

Indicate the number of shares outstanding of each of issuers' classes of common stock, as of the latest practicable date:

As of October 25, 2001, the following shares of capital stock of BPC Holding Corporation were outstanding: 91,000 shares of Class A Voting Common Stock; 259,000 shares of Class A Nonvoting Common Stock; 144,546 shares of Class B Voting Common Stock; 59,222 shares of Class B Nonvoting Common Stock; and 16,833 shares of Class C Nonvoting Common Stock. As of October 25, 2001 there were outstanding 100 shares of the Common Stock, $.01 par value, of Berry Plastics Corporation.

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

                          BPC HOLDING CORPORATION
                        BERRY PLASTICS CORPORATION

                              FORM 10-Q INDEX

               FOR QUARTERLY PERIOD ENDED SEPTEMBER 29, 2001




                                                          PAGE NO.
Part I. Financial Information

      Item 1. Financial Statements:
            Consolidated Balance Sheets                        4
            Consolidated Statements of Operations              6
            Consolidated Statements of Cash Flows              7
            Notes to Consolidated Financial Statements         8


      Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations     17

Part II. Other Information

      Item 6. Exhibits and Reports on Form 8-K                21
Signature                                                     22

PART 1.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                 BPC Holding Corporation and Subsidiaries
                        Consolidated Balance Sheets
                         (In Thousands of Dollars)

                                                     SEPTEMBER 29,   DECEMBER 30,
                                                         2001            2000
                                                     ------------    ------------

                                                       (UNAUDITED)
    Assets
    Current assets:
    Cash and cash equivalents                          $ 3,292         $ 2,054
    Accounts receivable(less allowance for doubtful
    accounts of $2,503 at September 29, 2001 and
    $1,724 at December 30, 2000)                        61,772          48,397

    Inventories:
    Finished goods                                      37,656          38,157
    Raw materials and supplies                          11,569          10,822
                                                      --------        --------
                                                        49,225          48,979
    Prepaid expenses and other receivables               7,599           5,272
                                                      --------        --------
    Total current assets                               121,888         104,702
    Property and equipment:
    Land                                                 9,138           8,894
    Buildings and improvements                          69,386          60,572
    Machinery, equipment and tooling                   220,284         203,569
    Construction in progress                            40,399          16,901
                                                      --------        --------
                                                       339,207         289,936
    Less accumulated depreciation                      135,847         110,132
                                                      --------        --------
                                                       203,360         179,804
    Intangible assets:
    Deferred financing and origination fees,net          9,100          10,422
    Covenants not to compete, net                        2,699           3,388
    Excess of cost over net assets acquired,net        123,339         114,680
                                                      --------        --------
                                                       135,138         128,490
    Other                                                   94             126
                                                      --------        --------
    Total assets                                      $460,480        $413,122
                                                      ========        ========


                 BPC Holding Corporation and Subsidiaries
                  Consolidated Balance Sheets (continued)
                         (In Thousands of Dollars)

                                                     SEPTEMBER 29,    DECEMBER 30,
                                                         2001            2000
                                                     ------------     ------------
                                                      (UNAUDITED)
    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
    Current liabilities:
     Accounts payable                                 $ 41,743        $ 26,779
     Accrued expenses and other liabilities             11,594          10,430
     Accrued interest                                   14,024           9,006
     Employee compensation and payroll taxes            21,124          14,785
     Current portion of long-term debt                  23,411          23,232
                                                      --------        --------
    Total current liabilities                          111,896          84,232
    Long-term debt, less current portion               450,696         445,574
    Accrued dividends on preferred stock                24,751          17,656
    Other liabilities                                    4,774           3,657
                                                      --------        --------
                                                       592,117         551,119
    Stockholders' equity (deficit):
     Series   A   Preferred  Stock;  600,000  shares
    authorized,  issued   and  outstanding  (net  of
    discount  of $1,965 at September  29,  2001  and
    $2,185 at December 30, 2000)                        12,605          12,386
     Series A-1  Preferred  Stock;  1,400,000 shares
    authorized; 1,000,000   shares   issued    and
    outstanding (net  of  discount  of  $4,851  at
    September 29, 2001  and  $5,400  at December 30,
    2000)                                               20,149          19,600
     Series   B   Preferred  Stock;  200,000  shares
    authorized, issued and outstanding                   5,000           5,000
     Series  C  Preferred   Stock;   13,168   shares
    authorized, issued and outstanding                  10,000               -
     Class A Common Stock; $.01 par value:
      Voting;   500,000  shares  authorized;  91,000
    shares issued and outstanding                            1               1
     Nonvoting;  500,000 shares authorized; 259,000
    shares issued and outstanding                            3               3
     Class B Common Stock; $.01 par value:
      Voting;  500,000  shares  authorized;  145,058
    shares issued and 144,546 shares outstanding             1               1
      Nonvoting; 500,000 shares  authorized;  61,325
      shares issued and 59,222 shares outstanding            1               1
     Class C Common Stock; $.01 par value:
      Nonvoting;  500,000  shares authorized; 17,000
      shares issued and 16,833 shares outstanding            -               -
     Treasury  stock:   512  shares  Class  B Voting
    Common  Stock;  2,103  shares  Class B Nonvoting
    Common Stock; and 167 shares Class  C  Nonvoting
    Common Stock                                          (405)           (405)
     Additional paid-in capital                         27,919          35,041
     Warrants                                            9,386           9,386
     Retained earnings (deficit)                      (215,061)       (218,168)
    Accumulated other comprehensive loss                (1,236)           (843)
                                                      --------        --------
    Total stockholders' equity (deficit)              (131,637)       (137,997)
                                                      --------        --------
    Total liabilities and stockholders'
     equity (deficit)                               $  460,480       $ 413,122
                                                      ========        ========
                                 5

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                         BPC Holding Corporation and Subsidiaries
                           Consolidated Statements of Operations
                                 (In Thousands of Dollars)

                                         THIRTEEN WEEKS ENDED          THIRTY-NINE WEEKS ENDED
                                     ---------------------------------------------------------------
                                       SEPTEMBER 29,  SEPTEMBER 30,   SEPTEMBER 29,  SEPTEMBER 30,
                                           2001           2000            2001           2000
                                     ---------------------------------------------------------------
                                             (UNAUDITED)                     (UNAUDITED)
   Net sales                             $ 121,910     $ 105,645       $ 362,923     $ 310,014
   Cost of goods sold                       91,311        80,603         264,330       237,508
                                          --------      --------        --------      --------
   Gross profit                             30,599        25,042          98,593        72,506
   Operating expenses:
     Selling                                 5,551         5,822          16,977        16,573
     General and administrative              6,310         5,541          22,558        18,233
     Research and development                  564           584           1,495         2,146
     Amortization of intangibles             3,290         3,025           9,386         7,503
     Other expenses                            700           632           2,993         4,907
                                          --------      --------        --------      --------
   Operating income                         14,184         9,438          45,184        23,144
Other expenses (income):
     Loss   (gain)   on   disposal   of
   property and equipment                      433           (62)            389           553
                                          --------      --------        --------      --------
   Income  before  interest, taxes, and
   extraordinary item                       13,751         9,500          44,795        22,591
   Interest:
     Expense                               (13,500)      (13,470)        (41,507)      (37,516)
     Income                                      9            23              33            76
                                          --------      --------        --------      --------
   Income  (loss)  before  income taxes
   and extraordinary item                      260        (3,947)          3,321       (14,849)
   Income taxes                                 84            30             215            55
                                          --------      --------        --------      --------
   Net income (loss) before
   extraordinary item                          176        (3,977)          3,106       (14,904)
   Extraordinary  item (less applicable
   income taxes of $0)                           -             -               -         1,022
                                          --------      --------        --------      --------
   Net income (loss)                           176        (3,977)          3,106       (15,926)
   Preferred stock dividends                (2,610)       (1,970)         (7,094)       (4,586)
   Amortization of preferred stock
   discount                                   (256)         (292)           (768)         (511)
                                          --------      --------        --------      --------
   Net   loss  attributable  to  common
    stockholders                          $ (2,690)     $ (6,239)       $ (4,756)     $(21,023)
                                          ========      ========        ========      ========




SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                 BPC Holding Corporation and Subsidiaries
                   Consolidated Statements of Cash Flows
                         (In Thousands of Dollars)

                                                   THIRTY-NINE WEEKS ENDED
                                              ---------------------------------
                                                 SEPTEMBER 29,    SEPTEMBER 30,
                                                    2001               2000
                                              ----------------------------------
                                                          (UNAUDITED)
OPERATING ACTIVITIES
Net income (loss)                                 $  3,106          $ (15,926)
Adjustments to reconcile net income
(loss) to net cash provided by operating
activities:
  Depreciation                                      27,756             22,743
  Non-cash interest expense                         14,855             13,113
  Amortization                                       9,386              7,503
  Non-cash compensation expense                        450                  -
  Write-off deferred financing and
   origination fees                                      -              1,022
  Loss on sale of property and equipment               389                553
  Changes in operating assets and liabilities:
    Accounts receivable, net                        (8,906)            (7,337)
    Inventories                                      3,350              3,567
    Prepaid expenses and other receivables          (3,475)            (6,779)
    Other assets                                        32              1,317
    Payables and accrued expenses                   10,394               (173)
                                                  --------           --------
Net cash provided by operating activities           57,337             19,603

INVESTING ACTIVITIES
Additions to property and equipment                (23,943)           (23,662)
Proceeds from disposal of property and equipment        96              1,197
Acquisitions of businesses, net of cash acquired   (23,513)           (64,348)
                                                  --------           --------
Net cash used for investing activities             (47,360)           (86,813)

FINANCING ACTIVITIES
Proceeds from long-term borrowings                   2,000             64,974
Payments on long-term borrowings                   (20,470)           (14,411)
Issuance of common stock                               291                  -
Issuance of preferred stock and warrants            10,000             25,000
Debt origination costs                              (1,009)            (1,245)
Purchase of treasury stock                               -               (112)
                                                  --------           --------
Net cash provided by (used for) financing
 activities                                         (9,188)            74,206
Effect of exchange rate changes on cash                449                250
                                                  --------           --------
Net increase in cash and cash equivalents            1,238              7,246
Cash and cash equivalents at beginning of period     2,054              2,546
                                                  --------           --------
Cash and cash equivalents at end of period        $  3,292           $  9,792
                                                  ========           ========





SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                 BPC Holding Corporation and Subsidiaries
                Notes to Consolidated Financial Statements
           (In thousands of dollars, except as otherwise noted)
                                (Unaudited)

1. Basis of Presentation

THE ACCOMPANYING UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS OF BPC HOLDING CORPORATION AND ITS SUBSIDIARIES (THE "COMPANY") HAVE BEEN PREPARED IN ACCORDANCE WITH GENERALLY ACCEPTED ACCOUNTING PRINCIPLES FOR INTERIM FINANCIAL INFORMATION AND WITH THE INSTRUCTIONS FOR FORM 10-Q AND ARTICLE 10 OF REGULATION S-X. ACCORDINGLY, THEY DO NOT INCLUDE ALL OF THE INFORMATION AND FOOTNOTES REQUIRED BY GENERALLY ACCEPTED ACCOUNTING
PRINCIPLES FOR COMPLETE FINANCIAL STATEMENTS. IN THE OPINION OF MANAGEMENT, ALL ADJUSTMENTS (CONSISTING OF NORMAL RECURRING ACCRUALS) CONSIDERED NECESSARY FOR A FAIR PRESENTATION HAVE BEEN INCLUDED. OPERATING RESULTS FOR THE PERIODS PRESENTED ARE NOT NECESSARILY INDICATIVE OF THE RESULTS THAT MAY BE EXPECTED FOR THE FULL FISCAL YEAR. THE ACCOMPANYING FINANCIAL STATEMENTS INCLUDE THE RESULTS OF BPC HOLDING CORPORATION
("HOLDING") AND ITS WHOLLY-OWNED SUBSIDIARY, BERRY PLASTICS CORPORATION ("BERRY"), AND ITS WHOLLY-OWNED SUBSIDIARIES: BERRY IOWA CORPORATION, BERRY TRI-PLAS CORPORATION, BERRY STERLING CORPORATION, AEROCON, INC.,
PACKERWARE CORPORATION, BERRY PLASTICS DESIGN CORPORATION, VENTURE PACKAGING, INC. AND ITS SUBSIDIARIES VENTURE PACKAGING MIDWEST, INC. AND BERRY PLASTICS TECHNICAL SERVICES, INC., NIM HOLDINGS LIMITED AND ITS SUBSIDIARY BERRY PLASTICS U.K. LIMITED AND ITS SUBSIDIARY NORWICH ACQUISITION LIMITED, KNIGHT PLASTICS, INC., CPI HOLDING CORPORATION AND ITS SUBSIDIARY CARDINAL PACKAGING, INC., BERRY PLASTICS ACQUISITION CORPORATION II, POLY-SEAL CORPORATION, BERRY PLASTICS ACQUISITION CORPORATION III, CBP HOLDINGS S.R.L. AND ITS SUBSIDIARIES CAPSOL BERRY PLASTICS S.P.A. AND OCIESSE S.R.L, AND PESCOR, INC.. FOR FURTHER INFORMATION, REFER TO THE CONSOLIDATED FINANCIAL STATEMENTS AND FOOTNOTES THERETO INCLUDED IN HOLDING'S AND BERRY'S FORM 10-K FILED WITH THE SECURITIES AND EXCHANGE COMMISSION FOR THE YEAR ENDED DECEMBER 30, 2000.

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

                              Thirteen Weeks Ended         Thirty-nine Weeks Ended
                          -------------------------------------------------------------
                           SEPTEMBER 29,  SEPTEMBER 30,    SEPTEMBER 29,  SEPTEMBER 30,
                               2001          2000             2001           2000
                          -------------------------------------------------------------
Pro forma net sales         $ 121,909     $ 115,709         $375,376      $ 356,515
Pro forma net income (loss)       230        (5,158)           2,592        (21,272)

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

3. LONG-TERM DEBT

Long-term debt consists of the following:

                                         SEPTEMBER 29,  DECEMBER 30,
                                             2001           2000
                                        -------------- --------------
Holding 12.50% Senior Secured Notes       $135,714       $127,282
Berry 12.25% Senior Subordinated Notes     125,000        125,000
Berry 11% Senior Subordinated Notes         75,000         75,000
Term loans                                  60,398         75,607
Revolving lines of credit                   33,432         35,447
Second Lien Senior Facility                 25,000         25,000
Capital leases                              16,141          1,435
Nevada Industrial Revenue Bonds              3,000          3,500
Debt premium, net                              422            535
                                          --------       --------
                                           474,107        468,806
Less current portion of long-term debt      23,411         23,232
                                          --------       --------
                                          $450,696       $445,574
                                          ========       ========


The current portion of long-term debt consists of $20.8 million on the term loans payable in monthly installments and $2.6 million in repayments of the industrial bonds and the monthly principal payments related to capital lease obligations.

The Company has a financing and security agreement (the "Financing Agreement") with a syndicate of lenders led by Bank of America for a senior secured credit facility (the "Credit Facility"). As of September 29, 2001, the Credit Facility provides the Company with (i) a $80.0 million revolving line of credit ("US Revolver"), subject to a borrowing base formula, (ii) a $2.2 million (using the September 29, 2001 exchange rate) revolving line of credit denominated in British Sterling in the U.K. ("UK Revolver"), subject to a separate borrowing base formula, (iii) a $58.0 million term loan facility, (iv) a $2.4 million (using the September 29, 2001 exchange rate) term loan facility denominated in British Sterling in the U.K. ("UK Term Loan"), and (v) a $3.2 million standby letter of credit facility to support the Company's and its subsidiaries' obligations under the Nevada Bonds.
CBP Holdings S.r.l. has a revolving credit facility (the "Italy Revolver") from Bank of America for $12.3 million (using the September 29, 2001 exchange rate) denominated in Euros. Bank of America also extends working capital financing (the "Italy Working Capital Line") of up to $1.6 million (using the September 29, 2001 exchange rate) denominated in Euros. The full amount available under the Italy Revolver and the Italy Working Capital Line are applied to reduce amounts available under the US Revolver, as does the outstanding balance under the UK Revolver. At September 29, 2001, the Company had unused borrowing capacity under the Credit Facility's revolving line of credit of approximately $37.2 million. The indebtedness under the Credit Facility is guaranteed by Holding and all of its subsidiaries (other than its subsidiaries in the United Kingdom and Italy). The obligations of the Company and the subsidiaries under the Credit Facility and the guarantees thereof are secured by substantially all of the assets of such entities.

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

5.  CONDENSED CONSOLIDATING FINANCIAL INFORMATION

Holding conducts its business through its wholly owned subsidiary, Berry. Holding and all of Berry's subsidiaries fully, jointly, severally, and unconditionally guarantee on a senior subordinated basis the $100.0 million aggregate principal amount of 12.25% Berry Plastics Corporation Senior Subordinated Notes due 2004 issued on April 21, 1994 (the "1994 Notes"), the $25.0 million aggregate principal amount of 12.25% Berry Plastics Corporation Series B Senior Subordinated Notes due 2004 issued on August 24, 1998 (the "1998 Notes"), and the $75.0 million aggregate principal amount of 11% Berry Plastics Corporation Senior Subordinated Notes due 2007 issued on July 6, 1999 (the "1999 Notes"). There are no nonguarantor subsidiaries with respect to the notes issued by Berry. Holding's 12.50% Series B Senior Secured Notes due 2006 (the "1996 Notes") are not
guaranteed by Berry or any of Berry's wholly owned subsidiaries. The Indenture dated as of April 21, 1994 (the "1994 Indenture"), the Indenture dated August 24, 1998 (the "1998 Indenture") and the Indenture dated July 6, 1999 (the "1999 Indenture") restrict, and the Credit Facility prohibits, Berry's ability to pay any dividend or make any distribution of funds to Holding to satisfy interest and other obligations on Holding's 1996 Notes. Berry and all of Berry's subsidiaries are 100% owned by Holding. Separate narrative information or financial statements of guarantor subsidiaries have not been included as management believes they would not be material to investors. Presented below is condensed consolidating financial information for Holding, Berry, and its subsidiaries at September 29, 2001 and December 30, 2000 and for the thirteen and thirty-nine weeks ended September 29, 2001 and September 30, 2000. The equity method has been used with respect to investments in subsidiaries.

                                                      SEPTEMBER 29, 2001
                            --------------------------------------------------------------------------
                              BPC Holding   Berry Plastics    Combined
                              Corporation    Corporation      Guarantor  Consolidating
                              (Parent)        (Issuer)      Subsidiaries  Adjustments   Consolidated
                            --------------------------------------------------------------------------
CONSOLIDATING
BALANCE SHEET
Current assets                $   437        $  36,591       $  84,860     $        -    $ 121,888
Net property and equipment          -           76,363         126,997              -      203,360
Other noncurrent assets        33,318          328,788         121,643       (348,517)     135,232
                             --------         --------        --------       --------     --------
Total assets                  $33,755        $ 441,742       $ 333,500     $ (348,517)   $ 460,480
                             ========         ========        ========       ========     ========


Current liabilities           $ 4,927        $  62,675       $  44,294     $        -    $ 111,896
Noncurrent liabilities        160,465          348,006         336,968       (365,218)     480,221
Equity (deficit)             (131,637)          31,061         (47,762)        16,701     (131,637)
                             --------         --------        --------       --------     --------
Total liabilities
and equity (deficit)          $33,755        $ 441,742       $ 333,500     $ (348,517)   $ 460,480
                             ========         ========        ========       ========     ========


                                         THIRTEEN WEEKS ENDED SEPTEMBER 29, 2001
                            --------------------------------------------------------------------------
                              BPC Holding   Berry Plastics    Combined
                              Corporation    Corporation      Guarantor  Consolidating
                              (Parent)        (Issuer)      Subsidiaries  Adjustments   Consolidated
                            --------------------------------------------------------------------------
CONSOLIDATING STATEMENT
  OF OPERATIONS
Net sales                     $     -        $  41,641       $  80,269     $        -    $ 121,910
Cost of goods sold                  -           27,280          64,031              -       91,311
                             --------         --------        --------       --------     --------
Gross profit                        -           14,361          16,238              -       30,599
Operating expenses                190            5,728          10,497              -       16,415
                             --------         --------        --------       --------     --------
Operating income (loss)          (190)           8,633           5,741              -       14,184
Other expenses (income)             -               59             374              -          433
Interest expense                4,352            1,218           7,921              -       13,491
Income taxes                        4                8              72              -           84
Equity in net(income)loss
 from subsidiary               (4,722)           2,626               -          2,096            -
                             --------         --------        --------       --------     --------
Net income (loss)             $   176        $   4,722       $  (2,626)    $   (2,096)   $     176
                             ========         ========        ========       ========     ========


                                            THIRTY-NINE WEEKS ENDED SEPTEMBER 29, 2001
                            --------------------------------------------------------------------------
                              BPC Holding   Berry Plastics    Combined
                              Corporation    Corporation      Guarantor  Consolidating
                              (Parent)        (Issuer)      Subsidiaries  Adjustments   Consolidated
                            --------------------------------------------------------------------------
CONSOLIDATING STATEMENT
 OF OPERATIONS
Net sales                     $     -        $ 125,539       $ 237,384     $        -    $ 362,923
Cost of goods sold                  -           81,927         182,403              -      264,330
                             --------         --------        --------       --------     --------
Gross profit                        -           43,612          54,981              -       98,593
Operating expenses                554           18,964          33,891              -       53,409
                             --------         --------        --------       --------     --------
Operating income (loss)          (554)          24,648          21,090              -       45,184
Other expenses (income)             -               41             348              -          389
Interest expense               13,084            6,033          22,357              -       41,474
Income taxes                       20               26             169              -          215
Equity in net (income) loss
 from subsidiary              (16,764)           1,784               -         14,980            -
                             --------         --------        --------       --------     --------
Net income (loss)             $ 3,106        $  16,764       $ (1,784)     $  (14,980)   $   3,106
                             ========         ========        ========       ========     ========



CONSOLIDATING STATEMENT
 OF CASH FLOWS

Net income (loss)             $ 3,106        $  16,764       $ (1,784)     $  (14,980)    $   3,106
Non-cash expenses              13,523           11,263         28,050               -        52,836
Equity  in  net (income) loss
 from subsidiary              (16,764)           1,784              -          14,980             -
Changes in working capital          -            6,022         (4,627)              -         1,395
                             --------         --------        --------       --------      --------

Net  cash provided  by  (used
 for) operating activities       (135)          35,833          21,639              -        57,337
Net cash  used  for investing
 activities                         -          (33,759)        (13,601)             -       (47,360)
Net  cash  provided  by (used
 for) financing activities        352           (1,706)         (7,834)             -        (9,188)
Effect   on   exchange   rate
 changes on cash                    -                -             449              -           449
                             --------         --------        --------       --------      --------
Net increase in cash and cash     217              368             653              -         1,238
 equivalents
Cash  and cash equivalents at
 beginning of period              220              642           1,192              -         2,054
                             --------         --------        --------       --------      --------
Cash and cash equivalents at
 end of period                $   437         $  1,010        $  1,845        $     -      $  3,292
                             ========         ========        ========       ========      ========


                                                      DECEMBER 30, 2000
                            --------------------------------------------------------------------------
                              BPC Holding   Berry Plastics    Combined
                              Corporation    Corporation      Guarantor  Consolidating
                              (Parent)        (Issuer)      Subsidiaries  Adjustments   Consolidated
                            --------------------------------------------------------------------------
CONSOLIDATING
BALANCE SHEET
Current assets               $    220        $  32,290        $ 72,192      $       -     $ 104,702
Net property and equipment          -           55,221         124,583              -       179,804
Other noncurrent assets         8,226          267,840         113,455       (260,905)      128,616
                             --------         --------        --------       --------      --------
Total assets                 $  8,446        $ 355,351        $310,230      $(260,905)    $ 413,122
                             ========         ========        ========       ========      ========

Current liabilities          $    661        $  50,968        $ 32,603      $       -     $  84,232
Noncurrent liabilities        144,938          299,694         312,691       (290,436)      466,887
Equity (deficit)             (137,153)           4,689         (35,064)        29,531      (137,997)
                             --------         --------        --------       --------      --------
Total liabilities
and equity (deficit)        $  8,446        $  355,351        $310,230      $(260,905)    $ 413,122
                             ========         ========        ========       ========      ========


                                             THIRTEEN WEEKS ENDED SEPTEMBER 30, 2000
                            --------------------------------------------------------------------------

                              BPC Holding   Berry Plastics    Combined
                              Corporation    Corporation      Guarantor  Consolidating
                              (Parent)        (Issuer)      Subsidiaries  Adjustments   Consolidated
                            --------------------------------------------------------------------------

CONSOLIDATING STATEMENT
 OF OPERATIONS
Net sales                   $      -        $   39,437        $ 66,208      $       -     $ 105,645
Cost of goods sold                 -            27,267          53,336              -        80,603
                             --------         --------        --------       --------      --------
Gross profit                       -            12,170          12,872              -        25,042
Operating expenses                71             6,052           9,481              -        15,604
                             --------         --------        --------       --------      --------
Operating income (loss)          (71)            6,118           3,391              -         9,438
Other expenses (income)            -                 8             (70)             -           (62)
Interest expense               4,074             3,278           6,095              -        13,447
Income taxes                       4                10              16              -            30
Equity in net(income)loss from
 subsidiary                     (172)            2,650               -         (2,478)            -
                             --------         --------        --------       --------      --------
Net income (loss)           $ (3,977)       $      172        $ (2,650)     $  (2,478)    $ (3,977)
                             ========         ========        ========       ========      ========


                                            THIRTY-NINE WEEKS ENDED SEPTEMBER 30, 2000
                            --------------------------------------------------------------------------

                              BPC Holding   Berry Plastics    Combined
                              Corporation    Corporation      Guarantor  Consolidating
                              (Parent)        (Issuer)      Subsidiaries  Adjustments   Consolidated
                            --------------------------------------------------------------------------

CONSOLIDATING STATEMENT
 OF OPERATIONS
Net sales                     $       -        $ 122,324       $ 187,690     $       -     $310,014
Cost of goods sold                    -           84,154         153,354             -      237,508
                               --------         --------        --------      --------     --------
Gross profit                          -           38,170          34,336             -       72,506
Operating expenses                  238           18,901          30,223             -       49,362
                               --------         --------        --------      --------     --------
Operating income (loss)            (238)          19,269           4,113             -       23,144
Other expenses                        -              259             294             -          553
Interest expense                 11,722           10,057          15,661             -       37,440
Income taxes                         14               20              21             -           55
Extraordinary item                    -            1,022               -             -        1,022
Equity  in  net(income)loss
 from subsidiary                  3,952           11,863               -       (15,815)           -
                               --------         --------        --------      --------     --------
Net income (loss)             $ (15,926)       $  (3,952)      $ (11,863)    $  15,815     $(15,926)
                               ========         ========        ========      ========     ========


CONSOLIDATING STATEMENT
 OF CASH FLOWS
Net income (loss)             $ (15,926)       $  (3,952)      $ (11,863)    $  15,815     $(15,926)
Non-cash expenses                11,707            9,958          23,269             -       44,934
Equity  in  net (income) loss
 from subsidiary                  3,952           11,863               -       (15,815)           -
Changes in working capital            -            1,259         (10,664)            -       (9,405)
                               --------         --------        --------      --------     --------
 Net  cash provided  by  (used
 for) operating activities        (267)           19,128             742             -       19,603
 Net cash  used  for investing
  activities                         -           (73,977)        (12,836)            -      (86,813)
 Net  cash  provided  by (used
  for) financing activities       (112)           60,709          13,609             -       74,206
 Effect   on   exchange   rate
  changes on cash                    -                 -             250             -          250
                               --------         --------        --------      --------     --------
  Net  increase  (decrease)  in
 cash and cash equivalents         (379)           5,860           1,765             -        7,246
 Cash  and cash equivalents at
 beginning of period                703              976             867             -        2,546
                               --------         --------        --------      --------     --------
 Cash and  cash equivalents at
 end of period                $     324        $   6,836       $   2,632     $       -     $  9,792
                               ========         ========        ========      ========     ========



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

                                  Thirteen Weeks Ended          Thirty-nine Weeks Ended
                              --------------------------------------------------------------
                               SEPTEMBER 29,  SEPTEMBER 30,    SEPTEMBER 29,  SEPTEMBER 30,
                                   2001          2000              2001           2000
                              --------------------------------------------------------------
Net sales:
  Containers                     $ 61,481      $ 59,038         $ 184,427       $ 177,892
  Closures                         34,094        31,935           102,483          79,316
  Consumer Products                26,335        14,675            76,013          52,807
Adjusted EBITDA:
  Containers                       16,568        12,549            50,345          34,681
  Closures                          7,452         6,997            21,799          16,786
  Consumer Products                 4,275         2,202            14,372           7,741
Total assets:
  Containers                      213,257       214,922           213,257         214,922
  Closures                        162,162       150,490           162,162         150,490
  Consumer Products                85,061        47,710            85,061          47,710
 Reconciliation of Adjusted EBITDA
 to income (loss) before income
 taxes:
  Adjusted EBITDA for reportable
   Segments                      $ 28,295      $ 21,748          $ 86,516        $ 59,208
  Net interest expense            (13,491)      (13,447)          (41,474)        (37,440)
  Depreciation                     (9,714)       (8,356)          (27,756)        (22,743)
  Amortization                     (3,290)       (3,025)           (9,386)         (7,503)
  Gain  (loss)  on  disposal  of
   property and equipment            (433)           62              (389)           (553)
  One-time expenses                  (745)         (711)           (3,103)         (5,060)
  Stock option accounting            (150)            -              (450)           (104)
  Management fees                    (212)         (218)             (637)           (654)
                                 --------      --------          --------        --------
  Income (loss) before income
   taxes and extraordinary item   $   260      $ (3,947)         $  3,321        $(14,849)
                                 ========      ========          ========        ========

One-time expenses represent non-recurring expenses that relate to recently acquired businesses and plant consolidations.

7. COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) was $0.9 million and ($4.1 million) for the thirteen weeks ended September 29, 2001 and September 30, 2000, respectively and $2.7 million and ($16.5 million) for the thirty-nine weeks ended September 29, 2001 and September 30, 2000, respectively.

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

RESULTS OF OPERATIONS

13 Weeks Ended September 29, 2001 ("Quarter")
Compared to 13 Weeks Ended September 30, 2000 ("Prior Quarter")

NET SALES. Net sales increased $16.3 million, or 15%, to $121.9 million for the Quarter from $105.6 million for the Prior Quarter with an approximate 1% increase in net selling price. Container net sales increased $2.5 million from the Prior Quarter due primarily to a large promotion and increased selling prices. Closure net sales increased $2.2 million with the acquisition of Capsol representing $2.4 million of the increase. Consumer product sales for the Quarter were $11.7 million more than the Prior Quarter with the Pescor acquisition providing approximately $10.5 million of sales in the Quarter.

GROSS PROFIT. Gross profit increased by $5.6 million to $30.6 million (25% of net sales) for the Quarter from $25.0 million (24% of net sales) for the Prior Quarter. This increase of 23% includes the combined impact of the added Capsol and Pescor sales volume, the effect of net selling prices and raw material costs, acquisition integration and productivity improvement initiatives. The 1% increase in net selling price was primarily the result of partially recovering raw material cost increases incurred in 2000. In addition, the Company has continued to consolidate products and business of recent acquisitions to the most efficient tooling, providing customers with improved products and customer service. As part of the integration, the Company closed its York, Pennsylvania facility and removed remaining production from its Minneapolis, Minnesota facility (acquired in the Cardinal Acquisition) in the fourth quarter of 2000. The business from these locations was distributed throughout Berry's facilities. Also, significant productivity improvements were made during the year, including the addition of state-of-the-art injection molding equipment, molds and printing equipment at several of the Company's facilities. Additional significant cost reductions have been achieved through the Company's realignment in the third quarter of 2000 from a functional based organization to a divisional structure. This realignment has enabled the Company to reduce personnel costs and improve employee productivity.

OPERATING EXPENSES. Selling expenses decreased by $0.2 million to $5.6 million for the Quarter from $5.8 million for the Prior Quarter principally as a result of savings from the organizational realignment in the third quarter of 2000 partially offset by the Capsol and Pescor acquisitions. General and administrative expenses increased from $5.5 million for the Prior Quarter to $6.3 million for the Quarter. This increase of $0.8 million is primarily attributable to the Capsol and Pescor acquisitions and increased accrued bonus expenses with improved operating performance partially offset by savings from the organizational realignment in the third quarter of 2000. During the Quarter, one-time transition expenses were $0.3 million related to acquisitions and $0.4 million related to the shutdown and reorganization of facilities. In the Prior Quarter, one-time transition expenses related to acquisitions were $0.6 million.

INTEREST EXPENSE, NET. Net interest expense increased by $0.1 million for the Quarter at $13.5 million compared to $13.4 million for the Prior Quarter primarily due to borrowings under the senior credit facility to support the Capsol and Pescor acquisitions partially offset by lower interest rates.

INCOME TAX. For the Quarter, the Company recorded income tax expense of $84,000 compared to income tax expense of $30,000 for the Prior Quarter. The Company continues to operate in a net operating loss carryforward position for federal income tax purposes.

NET INCOME (LOSS). The Company recorded net income of $0.2 million for the Quarter compared to a net loss of $4.0 million for the Prior Quarter for the reasons discussed above.

39 Weeks Ended September 29, 2001 ("YTD")
Compared to 39 Weeks Ended September 30, 2000 ("Prior YTD")

NET SALES. Net sales increased $52.9 million, or 17%, to $362.9 million for the YTD from $310.0 million for the Prior YTD with an approximate 2% increase in net selling price. Container net sales increased $6.5 million from the Prior YTD due primarily to increased selling prices and a large promotion. Closure net sales increased $23.2 million with the Poly-Seal and Capsol acquisitions representing approximately $25.4 million of the increase in the YTD, partially offset by a general slow down in the market. Consumer product sales for the YTD were $23.2 million more than the Prior YTD as the Pescor acquisition contributed approximately $17.7 million of net sales in the YTD and continued strong demand in the retail housewares market.

GROSS PROFIT. Gross profit increased by $26.1 million to $98.6 million (27% of net sales) for the YTD from $72.5 million (23% of net sales) for the Prior YTD. This increase of 36% includes the combined impact of the added Poly-Seal, Capsol, and Pescor sales volume, the effect of net selling prices and raw material costs, acquisition integration and productivity improvement initiatives. The 2% increase in net selling price was primarily the result of partially recovering raw material cost increases incurred in 2000. In addition, the Company has continued to consolidate products and business of recent acquisitions to the most efficient tooling, providing customers with improved products and customer service. As part of the integration, the Company closed its York, Pennsylvania facility and removed remaining production from its Minneapolis, Minnesota facility (acquired in the Cardinal Acquisition) in the fourth YTD of 2000. The business from these locations was distributed throughout Berry's facilities. Also, significant productivity improvements were made during the year, including the addition of state-of-the-art injection molding equipment, molds and printing equipment at several of the Company's facilities. Additional significant cost reductions have been achieved through the Company's realignment in the third YTD of 2000 from a functional based organization to a divisional structure. This realignment has enabled the Company to reduce personnel costs and improve employee productivity.

OPERATING EXPENSES. Selling expenses increased by $0.4 million to $17.0 million for the YTD from $16.6 million for the Prior YTD principally as a result of the Poly-Seal, Capsol, and Pescor acquisitions, partially offset by savings from the organizational realignment in the third quarter of 2000. General and administrative expenses increased from $18.2 million for the Prior YTD to $22.6 million for the YTD. This increase of $4.4 million is primarily attributable to the Poly-Seal, Capsol, and Pescor acquisitions partially offset by savings from the organizational realignment in the third quarter of 2000. During the YTD, one-time transition expenses were $1.4 million related to acquisitions and $1.6 million related to the shutdown and reorganization of facilities. In the Prior YTD, one-time transition expenses related to acquisitions were $1.2 million and $3.7 million related to the shutdown and reorganization of facilities.

INTEREST EXPENSE, NET. Net interest expense increased $4.0 million to $41.5 million for the YTD compared to $37.5 million for the Prior YTD primarily due to borrowings under the senior credit facility to support the Poly-Seal, Capsol and Pescor acquisitions.

INCOME TAX. For the YTD, the Company recorded income tax expense of $215,000 compared to income tax expense of $55,000 for the Prior YTD. The Company continues to operate in a net operating loss carryforward position for federal income tax purposes.

NET INCOME (LOSS). The Company recorded net income of $3.1 million for the YTD compared to a net loss of $15.9 million for the Prior YTD for the reasons discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $57.3 million for the YTD compared to $19.6 million for the Prior YTD. The increase is primarily the result of improved operating performance with net income before depreciation and amortization increasing $25.9 million from the Prior YTD.

Net cash used for investing activities decreased from $86.8 million for the Prior YTD to $47.4 million for the YTD primarily as a result of the Poly-Seal acquisition in the Prior YTD. YTD capital spending of $23.9 million included $2.8 million for buildings and systems, $10.6 million for molds, $7.0 million for molding and printing machines, and $3.5 million for accessory equipment and systems.

Net cash used for financing activities was $9.2 million for the YTD compared to net cash provided by financing activities of $74.2 million for the Prior YTD. The decrease of $83.3 million can be attributed to decreased borrowings under the Credit Facility's revolving line of credit as net cash provided by operating activities has increased $37.7 million from the Prior YTD and reduced investing activities as noted above.

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

Increased working capital needs occur whenever the Company experiences strong incremental demand or a significant rise in the cost of raw material, particularly plastic resin. The Company anticipates that its cash interest, working capital and capital expenditure requirements for 2001 will be satisfied through a combination of funds generated from operating activities and cash on hand, together with funds available under the Credit Facility. Management bases such belief on historical experience and the substantial funds available under the Credit Facility. However, the Company cannot predict its future results of operations. At September 29, 2001, the Company's cash balance was $3.3 million, and Berry had unused borrowing capacity under the Credit Facility's borrowing base of approximately $37.2 million.

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

PART II.  OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

1. Exhibits:

      NONE

2. Reports on 8-K:

      NONE

                                 SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                BPC Holding Corporation
                                Berry Plastics Corporation

November 9, 2001


                                By: /S/ JAMES M. KRATOCHVIL
                                James M. Kratochvil
                                Executive Vice President, Chief Financial
                                Officer, Treasurer and Secretary of the
                                entities listed above (Principal Financial
                                and Accounting Officer)