Form 10-K
period 2001-12-29
BPC HOLDING CORP; BERRY PLASTICS CORP
filed 2002-03-21
CIK 919465, 919463

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-K

(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended
    DECEMBER 29, 2001
                                    or
[  ] Transition report pursuant to Section  13  or  15(d) of the Securities
     Exchange Act of 1934  for the transition period from
                  to

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

  None of the voting stock of either registrant is held by a non-affiliate of such registrant. There is no public trading market for any class of voting stock of BPC Holding Corporation or Berry Plastics Corporation.

  As of March 15, 2002, the following shares of capital stock of BPC Holding Corporation were outstanding: 91,000 shares of Class A Voting Common Stock; 259,000 shares of Class A Nonvoting Common Stock; 144,546 shares of Class B Voting Common Stock; 59,222 shares of Class B Nonvoting Common Stock; and 16,833 shares of Class C Nonvoting Common Stock. As of March 15, 2002, there were outstanding 100 shares of the Common Stock, $.01 par value, of Berry Plastics Corporation.

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

                          BPC HOLDING CORPORATION
                        BERRY PLASTICS CORPORATION

           FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 29, 2001
                             TABLE OF CONTENTS

                                                                       PAGE
                                  PART I

Item 1.   Business....................................................    4
Item 2.   Properties..................................................   11
Item 3.   Legal Proceedings..........................................    12
Item 4.   Submission of Matters to a Vote of Security Holders........    12

                                  PART II

Item  5.  Market  for Registrants' Common Equity  and  Related  Stockholder
          Matters...................................................     13
Item 6.   Selected Financial Data...................................     14
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations.................................     15
Item 7A.  Quantitative  and Qualitative Disclosures About Market Risk    20
Item 8.   Financial Statements and Supplementary Data...............     21
Item 9.   Changes  in and  Disagreements  with  Accountants  on
          Accounting and Financial Disclosure.......................     21

                                 PART III

Item 10.  Directors and Executive Officers of the Registrants.......     22
Item 11.  Executive Compensation....................................     24
Item 12.  Security Ownership of Certain Beneficial Owners and Management 27
Item 13.  Certain Relationships and Related Transactions............     28

                                  PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports
          on Form 8-K...............................................     31

                                  PART I

ITEM 1.  BUSINESS

GENERAL

  BPC Holding Corporation ("Holding"), is the parent of Berry Plastics Corporation ("Berry" or the "Company"), a leading manufacturer and supplier of rigid plastic packaging products focused on five markets: open(top containers, aerosol overcaps, closures, drink cups and housewares. In order to support these five markets, the Company is organized into three divisions: containers, closures, and consumer products. Within each of its markets, the Company concentrates on manufacturing higher quality value-added products sold to marketers of image-conscious industrial and consumer products that utilize the Company's proprietary molds, superior color matching capabilities and sophisticated multi-color printing capabilities.

  The Company supplies overcaps and closures to a wide variety of customers and for a wide variety of commercial and consumer products. Similarly, the Company's open-top containers are used for packaging a broad spectrum of commercial and consumer products. The Company's drink cups are sold to fast food and family-dining restaurants, convenience stores, stadiums, and retail stores. The Company also sells primarily seasonal, semi-disposable housewares and lawn and garden products such as plates, bowls, pitchers and flower pots, to major retail marketers. Berry's customer base is comprised of over 12,000 customers with operations in a widely diversified range of markets. The Company's top ten customers accounted for approximately 20% of fiscal 2001 net sales, with no customer accounting for more than 5% of the Company's net sales in fiscal 2001. The historical allocation of the Company's total net sales among its product categories is as follows:

                                 FISCAL
                 ---------------------------------------
                   2001          2000           1999
                 ---------     ---------      ----------
Containers          51%           57%            57%
Closures            28            27             25
Consumer            21            16             18
Products

  The Company believes that it derives a strong competitive position from its state-of-the-art production capabilities, extensive array of proprietary molds in a wide variety of sizes and styles and dedication to service and quality. In the closure division, the Company distinguishes itself with superior color matching capabilities, which is of extreme importance to its base of image-conscious consumer products customers, and proprietary packing equipment, which enables the Company to deliver a higher quality product while lowering warehousing and shipping costs. In the container and drink cup markets, an in-house graphic arts department and sophisticated printing and decorating capabilities permit the Company to offer extensive value-added decorating options. The Company believes that it is an industry innovator, particularly in the area of decoration. These market-related strengths, combined with the Company's modern proprietary mold technology, high speed molding capabilities and multiple-plant locations, all contribute to the Company's strong market position.

  In addition to these marketing and manufacturing strengths, the Company believes that its close working relationships with customers are crucial to maintaining market positions and developing future growth opportunities. The Company employs a direct sales force that is focused on working with customers and the Company's production and product design personnel to develop customized packaging that enhances customer product differentiation and improves product performance. The Company works to develop innovative new products and identify and pursue non-traditional markets that can use existing Company products.

HISTORY

  Imperial Plastics, the Company's predecessor, was established in 1967 in Evansville, Indiana. Berry Plastics, Inc. ("Old Berry") was formed in 1983 to purchase substantially all of the assets of Imperial Plastics. In 1988, Old Berry acquired Gilbert Plastics of New Brunswick, New Jersey, a leading manufacturer of aerosol overcaps, and subsequently relocated Gilbert Plastics' production to Old Berry's Evansville, Indiana facility. In 1990, the Company and Holding, the holder of 100% of the outstanding capital stock of the Company, were formed to purchase the assets of Old Berry. In February 1992, the Company acquired substantially all of the assets of the Mammoth Containers division of Genpak Corporation.

  In March 1995, Berry Sterling Corporation ("Berry Sterling"), a newly formed wholly owned subsidiary of the Company, acquired substantially all of the assets of Sterling Products, Inc., a producer of injection molded plastic drink cups and lids. Management believes that the acquisition gave the Company immediate penetration into a rapidly expanding plastic drink cup market. In December 1995, Berry Tri-Plas Corporation ("Berry Tri-Plas"), a wholly owned subsidiary of the Company, acquired substantially all of the assets of Tri-Plas, Inc., a manufacturer of injection molded containers and lids. Management believes that the acquisition gave the Company an immediate presence in the polypropylene container product line, which is mainly used for food and "hot fill" applications.

  In January 1997, the Company acquired certain assets of Container Industries, Inc. ("Container Industries"), a manufacturer and marketer of injection molded industrial and pry-off containers for building products and other industrial markets. Also, in January 1997, the Company acquired PackerWare Corporation ("PackerWare"), a manufacturer and marketer of plastic containers, drink cups, housewares, and lawn and garden products (the "PackerWare Acquisition"). Management believes that the PackerWare Acquisition significantly diversified and expanded the Company's position in the drink cup business and gave the Company immediate penetration into the housewares market.

  In May 1997, Berry Plastics Design Corporation ("Berry Design"), a newly formed wholly owned subsidiary of the Company, acquired substantially all of the assets of Virginia Design Packaging Corp. ("Virginia Design"), a manufacturer and marketer of injection-molded containers used primarily for food packaging. Management believes that the acquisition of these assets has enhanced the Company's position in the food packaging and food service markets. In August 1997, the Company acquired Venture Packaging, Inc. ("Venture Packaging"), a manufacturer and marketer of injection-molded containers used in the food, dairy and various other markets. Management believes that the acquisition strategically assisted the Company in marketing its product line of open-top containers and lids.

  In July 1998, NIM Holdings ("NIM Holdings"), a newly formed wholly owned subsidiary of the Company, acquired all of the capital stock of Norwich Injection Moulders Limited ("Norwich Moulders"), a manufacturer and marketer of injection-molded overcaps and closures for the European market (the "Berry UK Acquisition"). In fiscal 1999, the Company changed the name from Norwich Injection Moulders Limited to Berry Plastics UK Limited ("Berry UK"). Management believes that the Berry UK Acquisition provided the Company with a production platform that allows it to better serve its global customers and introduce its other product lines in Europe. In October 1998, Knight Plastics, Inc. ("Knight") acquired substantially all of the assets of the Knight Engineering and Plastics Division of Courtaulds Packaging Inc. (the "Knight Acquisition"), a manufacturer of aerosol overcaps. Management believes that the Knight Acquisition enhanced the Company's overcap business and better positioned the Company to meet the needs of its domestic and multi-national customers.

  In July 1999, the Company acquired all of the outstanding capital stock of CPI Holding Corporation ("CPI Holding"), the parent company of Cardinal Packaging, Inc. ("Cardinal"), a manufacturer and marketer of open-top containers (the "Cardinal Acquisition"). Management believes that the Cardinal Acquisition enhanced the Company's open-top container product selection and provided many of its customers with a single packaging supplier.

  In May 2000, Berry acquired all of the outstanding capital stock of Poly-Seal Corporation ("Poly-Seal"), a manufacturer and marketer of closures (the "Poly-Seal Acquisition"). Management believes that the Poly-Seal Acquisition was a major step in expanding the Company's participation in the closures business and provided a U.S. closure production platform in
Baltimore, Maryland.  In  October  2000,   Berry,   through  its  Italian
subsidiary, CBP Holdings S.r.l., acquired all of the outstanding capital stock of Capsol S.p.a. ("Capsol") and the whole quota capital of a related company, Ociesse S.r.l. (the "Capsol Acquisition"). Capsol is a manufacturer and marketer of aerosol overcaps and closures. Management believes that the Capsol Acquisition EXPANDED THE COMPANY'S PARTICIPATION IN THE EUROPEAN MARKET FOR OVERCAPS AND CLOSURES.

  On May 14, 2001, Berry acquired all of the outstanding capital stock of Pescor Plastics, Inc. ("Pescor") for aggregate consideration of approximately $24.8 million. The purchase was financed through the issuance by Holding of $9.8 million of 14% preferred stock and additional borrowings under the senior credit facility. Management believes that the acquisition enhanced the Company's position in the drink cup business.

  As the Company previously announced, in January 2002, the Board of Directors of Berry retained certain investment banking firms to assist it in considering certain strategic transactions designed to realize shareholders values, including the possibility of a combination with a company in the industry or a sale of the company in a negotiated transaction. As part of this effort, these firms have initiated the process of soliciting offers for the company. There can be no assurance that a strategic transaction involving Berry will be completed and, if completed, there can be no assurance as to the timing or terms thereof.



OPEN-TOP CONTAINER MARKET

  The Company classifies its containers into six product lines: thinwall, pry-off, dairy, polypropylene, industrial, and specialty. Management believes that the Company is the leading manufacturer in the thinwall, pry-off and frozen dessert (component of dairy) container markets. The following table describes each of the Company's container product lines.

                                                                         MAJOR END
PRODUCT LINE                 DESCRIPTION                  SIZES           MARKETS
-------------   ------------------------------------  ------------- ----------------------
Thinwall       Thinwalled, multi-purpose containers    8 oz. to 2    Food, promotional
               with or without handles and lids        gallons       products, toys and
                                                                     a wide variety of
                                                                     other uses

Pry-off        Containers having a tight lid-fit and   4 oz. to 2    Building products,
               requiring an opening device and also    gallons       adhesives, pool and
               meet the Consumer Product Safety                      other chemicals,
               Commission standards for child safety                 and other industrial
                                                                     uses

Dairy          Thinwall containers in traditional      4 oz. to 5    Cultured dairy products
               dairy market sizes and styles           lbs.,         including yogurt,
                                                       Multi-pack    cottage cheese,
                                                                     sour cream and dips,
                                                                     and frozen desserts

Polypropylene  Usually clear containers in round,      6 oz. to 5    Food, deli, sauces
               oblong or rectangular shapes            lbs.          and salads

Industrial     Thick-walled, larger pails designed to  2.5 to 5      Building products,
               accommodate heavy loads                 gallons       chemicals, paints
                                                                     and other industrial
                                                                     uses

Specialty     Customer specific                       Various        Premium consumer items,
                                                                     such as tobacco and
                                                                     drink mixes

  The largest end-uses for the Company's containers are food products, building products, chemicals and dairy products. The Company has a diverse customer base for its container lines, and no single container customer exceeded 3% of the Company's total net sales in fiscal 2001.

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

  In non-industrial containers, the Company's strongest competitors include Airlite, Sweetheart, Landis, and Polytainers. The Company also produces commodity industrial pails for a market that is dominated by large volume competitors such as Letica, Plastican, NAMPAC and Ropak. The Company does not participate heavily in this large market.

AEROSOL OVERCAP MARKET

  Based on discussions with our customers, sales representatives and external sales brokers, the Company believes it is the worldwide leader in the production of aerosol overcaps. Approximately 19% of the U.S. market consists of marketers who produce overcaps in-house for their own needs. Management believes that a portion of these in-house producers will increase the outsourcing of their production to high technology, low cost manufacturers, such as the Company, as a means of reducing manufacturing assets and focusing on their core marketing objectives.

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

  In fiscal 2001, no single aerosol overcap customer accounted for over 2% of the Company's total net sales. Competitors in this market include Dubuque Plastics, Cobra and Plasticum. In addition, a number of companies, including several of the Company's customers currently produce aerosol overcaps for their own use.

CLOSURE MARKET

  The Company initiated an acquisition strategy to establish itself as a global provider in the closures market with the Berry UK Acquisition. The Company continued executing the strategy in 2000 with the Poly-Seal Corporation Acquisition and the Capsol Acquisition. Management believes the combined product line offerings to the closures market establish the Company as a leading provider of closure systems globally. The product line offerings include continuous thread, dispensing, tamper evident, and child resistant closures. In addition, the Company is a leading provider of fitments and plugs for medical applications, cups and spouts for liquid laundry detergent, dropper bulb assemblies for medical and personal care applications, and jiggers for mouthwash products.

  The  Company's  closures  are  used  in a wide variety of consumer  goods markets including health and beauty aids, pharmaceutical, household chemicals, commercial chemicals, and food and dairy. The Company is a major provider of closures to many of the leading companies in these markets.

  Management believes the capabilities and expertise the Company has established as a closure provider create significant competitive advantages, including the latest in single and bi-injection technology, molding of thermoplastic and thermoset resins, compression molding of thermoplastic resins, and lining and assembly applications applying the latest in vision inspection technology. In addition, the Company has an in-house package development and design group focused on developing new closure systems to meet both customers proprietary needs and stock systems for the changing closure needs of the markets served. The Company has an outstanding reputation for quality and has received numerous "Supplier Quality Achievement Awards" from customers in different markets.

  In fiscal 2001, no single closure customer accounted for over 2% of the Company's total net sales. Major competitors in this market include Owens-Illinois, Kerr/Suncoast, Phoenix Closures, Portola, Rexam Closures, and Seaquist Closures.

DRINK CUP MARKET

  Based on discussions with our customers, sales representatives and external sales brokers, the Company believes that it is the leading provider of injection molded plastic drink cups in the U.S. As beverage producers, convenience stores and fast food restaurants increase their marketing efforts for larger sized drinks, the Company believes that the plastic drink cup market will expand because of plastic's desirability over paper for larger drink cups. The Company produces injection-molded plastic cups that range in size from 12 to 64 ounces. Primary markets are fast food and family dining restaurants, convenience stores, stadiums, and retail stores. Virtually all cups are decorated, often as promotional items, and Berry is known in the industry for innovative, state-of-the-art graphics capability.

  Berry launched its thermoformed drink cup line in fiscal 2001. The Company's thermoformed product line offers sizes ranging from 22 to 44 ounces. The Company's thermoform process is unique in the industry and offers material competitive advantages both in terms of relative price and structural features versus competitive thermoformed drink cups.

  In fiscal 2001, no single drink cup customer accounted for more than 5% of the Company's total net sales. Major drink cup competitors include Huhtamaki (formerly Packaging Resources Incorporated) and WNA (formerly Cups Illustrated).

HOUSEWARES MARKET

  The housewares market is a multi-billion dollar market. The Company's participation is focused on producing seasonal (spring and summer) semi-disposable plastic housewares and plastic lawn and garden products. Examples of our products include plates, bowls, pitchers, tumblers and outdoor flowerpots. Berry sells virtually all of its products in this market through major national retail marketers and national chain stores, including Wal-Mart and Target. PackerWare is a recognized brand name in these markets and PackerWare branded products are often co-branded by the Company's customers.

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

  In fiscal 2001, no single housewares customer accounted for more than 5% of the Company's total net sales. Major housewares competitors include imported products from China, Arrow Plastics, and United Plastics.

MARKETING AND SALES

  The Company reaches its large and diversified base of over 12,000 customers primarily through its direct field sales force. These field sales representatives are focused on individual product lines, but are encouraged to sell all Company products to serve the needs of the Company's customers. The Company believes that a direct field sales force is able to better focus on target markets and customers, with the added benefit of permitting the Company to control pricing decisions centrally. The Company also utilizes the services of manufacturing representatives to assist its direct sales force.

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

MANUFACTURING

GENERAL

  The Company primarily manufactures its products using the plastic injection molding process. The process begins when plastic resin, in the form of small pellets, is fed into an injection molding machine. The injection molding machine then melts the plastic resin and injects it into a multi-cavity steel mold, forcing the plastic resin to take the final shape of the product. At the end of each molding cycle (generally five to 25 seconds), the plastic parts are ejected from the mold into automated handling systems from which they are packed in corrugated containers for further processing or shipment. After molding, the product may be either decorated (printing, silk-screening, labeling) or assembled (e.g., bail handles fitted to containers). The Company believes that its molding and decorating capabilities are among the best in the industry.

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

PRODUCT DEVELOPMENT

  The    Company   utilizes   full-time   product   engineers    who    use
three-dimensional computer-aided-design (CAD) technology to design and modify new products and prepare mold drawings. Engineers use an in-house model shop, which includes a thermoforming machine, to produce prototypes and sample parts. The Company can simulate the molding environment by running unit-cavity prototype molds in a small injection molding machine dedicated to research and development of new products. Production molds are then designed and outsourced for production by various companies with whom the Company has extensive experience and established relationships. The Company's engineers oversee the mold-building process from start to finish.

QUALITY ASSURANCE

  Each plant extensively utilizes Total Quality Management philosophies, including the use of statistical process control and extensive involvement of employees to increase productivity. This teamwork approach to problem-solving increases employee participation and provides necessary training at all levels. The Evansville, Henderson, Iowa Falls, Charlotte, Lawrence, Suffolk, Monroeville, Woodstock, Streetsboro, Baltimore, and Milan, plants have been approved for ISO certification, which certifies compliance by a company with a set of shipping, trading and technology standards promulgated by the International Standardization Organization ("ISO"). The Company is actively pursuing ISO certification in all of the remaining facilities. Extensive testing of parts for size, color, strength and material quality using statistical process control (SPC) techniques and sophisticated technology is also an ongoing part of the Company's traditional quality assurance activities.

SYSTEMS

  Berry utilizes a fully integrated computer software system at its plants capable of producing complete financial and operational reports. This accounting and control system is easily expandable to add new features and/or locations as the Company grows. In addition, the Company has in place a sophisticated quality assurance system, a bar code based material management system and an integrated manufacturing system.

SOURCES AND AVAILABILITY OF RAW MATERIALS

  The most important raw material purchased by the Company is plastic resin. The Company purchased approximately $110.5 million of resin in fiscal 2001. Approximately 50% of the resin pounds purchased were high density polyethylene ("HDPE"), 13% linear low density polyethylene and 37% polypropylene. The Company's purchasing strategy is to deal with only high-quality, dependable suppliers, such as Dow, Chevron, Nova, Equistar, and ExxonMobil. Although the Company does not have any supply requirements contracts with its key suppliers, management believes that the Company has maintained outstanding relationships with these key suppliers over the past several years and expects that such relationships will continue into the foreseeable future. Based on its experience, the Company believes that adequate quantities of plastic resins will be available, but no assurances can be given.

EMPLOYEES

  At the end of fiscal 2001, the Company had approximately 3,100 employees. Poly-Seal Corporation, a wholly owned subsidiary, and the United Steelworkers of America are parties to a collective bargaining agreement which expires on April 24, 2005. As of the end of fiscal 2001, 330 employees of Poly-Seal Corporation were covered by this agreement.

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

  The plastics industry, including the Company, is subject to existing and potential Federal, state, local and foreign legislation designed to reduce solid wastes by requiring, among other things, plastics to be degradable in landfills, minimum levels of recycled content, various recycling requirements, disposal fees and limits on the use of plastic products. In addition, various consumer and special interest groups have lobbied from time to time for the implementation of these and other similar measures. The principal resin used in the Company's products, HDPE, is recyclable, and, accordingly, the Company believes that the legislation promulgated to date and such initiatives to date have not had a material adverse effect on the Company. There can be no assurance that any such future legislative or regulatory efforts or future initiatives would not have a material adverse effect on the Company. On January 1, 1995, legislation in Oregon, California and Wisconsin went into effect requiring products packaged in rigid plastic containers to comply with standards intended to encourage recycling and increased use of recycled materials. Although the regulations vary by state, the principal requirement is the use of post consumer regrind ("PCR") as an ingredient in containers sold for non-food uses. Additionally, Oregon and California allow lightweighting of the container or concentrating the product sold in the container as options for compliance. Oregon and California provide for an exemption from all such regulations if statewide recycling reaches or exceeds 25% of rigid plastic containers. In September 1996, California passed a new bill exempting food and cosmetics containers from the foregoing requirement. However, non-food containers are still required to comply. The Company assists its customers with their compliance of these regulations.

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

ITEM 2.  PROPERTIES

  The following table sets forth the Company's principal manufacturing facilities:

LOCATION                 ACRES SQUARE FOOTAGE        USE         OWNED/LEASED
-----------------       ------ -------------- ------------------ ------------
Evansville, IN           18.7     420,000       Headquarters         Owned
                                                and manufacturing
Evansville, IN            2.8     123,000       Manufacturing       Leased
Henderson, NV            12.3     175,000       Manufacturing        Owned
Iowa Falls, IA           14.0     100,000       Manufacturing        Owned
Charlotte, NC            37.3     150,000       Manufacturing        Owned
Lawrence, KS             19.3     500,000       Manufacturing        Owned
Suffolk, VA              14.0     110,000       Manufacturing        Owned
Monroeville, OH          34.7     220,000       Manufacturing        Owned
Norwich, England          5.0      88,000       Manufacturing        Owned
Woodstock, IL            11.7     170,000       Manufacturing        Owned
Streetsboro, OH          12.0     140,000       Manufacturing        Owned
Baltimore, MD             9.9     225,000       Manufacturing        Owned
Milan, Italy             11.6     125,000       Manufacturing       Leased
Fort Worth, TX            9.8     160,000       Manufacturing       Leased

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  By Written Consent in Lieu of a Meeting of the Stockholders of BPC Holding Corporation dated May 9, 2001, stockholders that hold 95% of the stock entitled to vote approved an amendment to the Company's Restated Certificate of Incorporation to increase the number of authorized shares of Preferred Stock from 2,200,000 to 2,314,000, consisting of 600,000 shares of Series A Cumulative Preferred Stock, 200,000 shares of Series B Cumulative Preferred Stock, 1,400,000 shares of Series A-1 Preferred Stock, 3,063 shares of Series C-1 Preferred Stock, 1,910 shares of Series C-2 Preferred Stock, 2,135 shares of Series C-3 Preferred Stock, 3,033 shares of Series C-4 Preferred Stock, 3,027 shares of Series C-5 Preferred Stock, and 100,000 shares of Series D Preferred Stock.

  By Written Consent in Lieu of a Meeting of the Stockholders of BPC Holding Corporation dated May 31, 2001, stockholders that hold 95% of the stock entitled to vote (i) re-elected the following members to the Board of
Directors: Roberto Buaron, David M. Clarke, Lawrence G. Graev, Donald J. Hofmann, Jr., Joseph S. Levy and Mathew J. Lori, who were all board members prior to the election, and (ii) accepted the resignation of Martin R. Imbler as a Director of BPC Holding Corporation and elected Ira G. Boots as a member of the Board of Directors to replace Mr. Imbler. Mr. Boots, together with those members of the Board of Directors who were re-elected, comprise the entire board.

                                  PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

  There is no public trading market for any class of common stock of Holding or the Company. With respect to the capital stock of Holding, as of March 15, 2002, there were three holders of the Class A Voting Common Stock, three holders of the Class A Nonvoting Common Stock, 40 holders of the Class B Voting Common Stock, 106 holders of the Class B Nonvoting Common Stock and 39 holders of the Class C Nonvoting Common Stock. All of the issued and outstanding common stock of the Company is held by Holding.

  On April 21, 1994, the Company paid a $50.0 million dividend, which was financed through the issuance of $100.0 million aggregate principal amount of 12.25% Berry Plastics Corporation Senior Subordinated Notes, due 2004, to Holding, the holder of all of its common stock. Holding utilized the $50.0 million dividend to make a distribution to the holders of its common stock and holders of certain other equity interests.

  Other than the payment of the $50.0 million distribution described above, Holding has not paid cash dividends on its capital stock. Because Holding intends to retain any earnings to provide funds for the operation and expansion of the Company's business and to repay outstanding indebtedness, Holding does not intend to pay cash dividends on its common stock in the foreseeable future. Furthermore, as a holding company with no independent operations, the ability of Holding to pay cash dividends will be dependent on the receipt of dividends or other payments from the Company. Under the terms of the Indenture dated as of April 21, 1994 (the "1994 Indenture"), among the Company, Holding, Berry Iowa Corporation, Berry Tri-Plas and The Bank of New York, as successor to the United States Trust Company of New York, as Trustee ("U.S. Trust"), the Indenture dated June 18, 1996 (the "1996 Indenture"), between Holding and First Trust of New York, National Association, as Trustee, and also the Indenture dated August 24, 1998 (the "1998 Indenture") and the Indenture dated July 6, 1999 (the "1999 Indenture"), among Holding, all of its direct and indirect subsidiaries and The Bank of New York, Holding and the Company are not permitted to pay any dividends on their common stock for the foreseeable future. In addition, the Company's senior credit facility contains covenants that, among other things, restricts the payment of dividends by the Company. In addition, Delaware law limits Holding's ability to pay dividends from current or historical earnings or profits or capital surplus. Any determination to pay cash dividends on common stock of the Company or Holding in the future will be at the discretion of the Board of Directors of the Company and Holding, respectively.

ITEM 6. SELECTED FINANCIAL DATA

  The following selected financial data are derived from the consolidated financial statements of Holding which have been audited by Ernst & Young LLP, independent auditors. The data should be read in connection with the consolidated financial statements, related notes and other financial information included herein. Holding's fiscal year is a 52/53 week period ending generally on the Saturday closest to December 31. All references herein to "2001," "2000," "1999," "1998," and "1997," relate to the fiscal years ended December 29, 2001, December 30, 2000, January 1, 2000, January 2, 1999, and December 27, 1997, respectively.

                                            BPC HOLDING CORPORATION
                                                     FISCAL
                            -----------------------------------------------------------
                              2001       2000         1999          1998         1997
                            --------   --------     --------      --------     --------
                                            (IN THOUSANDS OF DOLLARS)
Statement of
Operations Data:
  Net sales                 $461,659   $408,088     $328,834     $271,830      $226,953
  Cost of goods sold         338,000    312,119      241,067      199,227       180,249
                           ---------  ---------    ---------    ---------     ---------
  Gross margin               123,659     95,969       87,767       72,603        46,704
  Operating expenses (a)      70,192     65,862       54,118       44,001        30,505
                           ---------  ---------    ---------    ---------     ---------
  Operating income            53,467     30,107       33,649       28,602        16,199
  Other expenses (b)             473        877        1,416        1,865           226
  Interest expense, net (c)   54,355     51,457       40,817       34,556        30,246
                           ---------  ---------    ---------    ---------     ---------
  Loss before income taxes
   and extraordinary item     (1,361)   (22,227)      (8,584)      (7,819)      (14,273)
  Income taxes (benefit)         734       (142)         554         (249)          138
                           ---------  ---------    ---------    ---------     ---------
  Loss before
   extraordinary item         (2,095)   (22,085)      (9,138)      (7,570)      (14,411)
  Extraordinary item
   net of tax (d)                  -      1,022            -            -             -
                            ---------  ---------    ---------    ---------     ---------
  Net loss                    (2,095)   (23,107)      (9,138)      (7,570)      (14,411)
  Preferred stock
   dividends                   9,790      6,655        3,776        3,551         2,558
  Amortization of
   preferred stock
   discount                    1,024        768          292          292            74
                            ---------  ---------    ---------    ---------     ---------
 Net loss attributable
  to common shareholders    $(12,909) $ (30,530)   $ (13,206)   $ (11,413)     $(17,043)
                            =========  =========    =========    =========     =========

Balance Sheet Data (at end of year):
       Working capital     $  19,327  $  20,470    $  10,527     $   4,762     $  20,863
       Fixed assets          203,217    179,804      146,792       120,005       108,218
       Total assets          446,876    413,122      340,807       255,317       239,444
       Total debt            485,881    468,806      403,989       323,298       306,335
       Stockholders'
       equity (deficit)     (139,601)  (137,997)    (133,471)     (120,357)     (108,975)

Other Data:
       Depreciation and
       amortization (e)    $  50,907  $  42,148    $  31,795     $  24,830     $  19,026
       Capital expenditures   32,834     31,530       30,738        22,595        16,774

(a) Operating expenses include business startup and machine integration expenses of $2,690 related to recent acquisitions, and plant consolidation expenses of $2,221 related to the shutdown and reorganization of facilities during fiscal 2001; business start-up and machine integration expenses of $2,237 related to recent acquisitions, litigation expenses of $700 related to a drink cup patent, and plant consolidation expenses of $3,702 related to the shutdown and reorganization of facilities during fiscal 2000; business start-up and machine integration expenses of $3,647 related to recent acquisitions and plant consolidation expenses of $1,501 related to the shutdown and reorganization of facilities during fiscal 1999; business start-up and machine integration expenses of $1,272 related to the businesses acquired in 1997, plant consolidation expenses of $2,370 and $191 related to the shutdown of the Anderson, South Carolina and Reno, Nevada facilities, and start-up expenses of $109 and $142 related to the Norwich and Knight Acquisitions, respectively, during fiscal 1998; and business start-up and machine integration expenses of $3,255 related to the businesses acquired in 1997, plant consolidation expenses of $480 and $368 related to the shutdown of the Winchester, Virginia and Reno, Nevada facilities, respectively, during fiscal 1997.

(b) Other expenses consist of net losses on disposal of property and equipment for the respective years.

(c) Includes non-cash interest expense of $11,268, $18,047, $15,567, $14,824, and $13,065, in fiscal 2001, 2000, 1999, 1998, and 1997, respectively.

(d) Extraordinary item relates to deferred financing fees written off as a result of amending the senior credit facility.

(e) Depreciation and amortization excludes non-cash amortization of deferred financing fees and debt premium/discount amortization which are included in interest expense.

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

  Consolidated earnings have been insufficient to cover fixed charges by $0.8 million, $20.5 million, and $7.1 million for fiscal years 2001, 2000, and 1999, respectively. In addition, Holding has experienced consolidated net losses during each of such periods principally as a result of expenses and charges incurred in connection with acquisitions by Berry. These net losses were $2.1 million, $23.1 million, and $9.1 million for fiscal 2001, 2000, and 1999, respectively.

CRITICAL ACCOUNTING POLICIES

  The Company has disclosed those accounting policies that it considers to be significant in determining the amounts to be utilized for communicating its consolidated financial position, results of operations and cash flows in the second note to its consolidated financial statements included elsewhere herein. Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with these principles requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results are likely to differ from these estimates, but management does not believe such differences will materially affect the Company's financial position or results of operations.

  Based on a critical assessment of its accounting policies and the underlying judgements and uncertainties affecting the application of those policies, management believes that the Company's consolidated financial statements provide a meaningful and fair perspective of the Company. This is not to suggest that other risk factors such as changes in economic conditions, changes in material costs, and others could not adversely impact the Company's consolidated financial position, results of operations and cash flows in future periods.

YEAR ENDED DECEMBER 29, 2001
COMPARED TO YEAR ENDED DECEMBER 30, 2000

  NET SALES. Net sales increased 13% to $461.7 million in 2001, up $53.6 million from $408.1 million in 2000, including an approximate 1% increase in net selling price. Container net sales increased $3.2 million, primarily due to a  large  promotion  in 2001.  Closure net sales increased
$20.2 million with the Poly-Seal Acquisition and Capsol Acquisition representing $25.4 million of the increase, partially offset by a general slowdown in the market. Consumer products net sales increased $30.2 million in 2001 primarily as a result of the Pescor Acquisition which contributed 2001 net sales of approximately $19.9 million, continued strong demand in the retail housewares market, and the introduction of a thermoformed drink cup line.

  GROSS MARGIN. Gross margin increased $27.7 million from $96.0 million (24% of net sales) in 2000 to $123.7 million (27% of net sales) in 2001. This increase of 29% includes the combined impact of the added Poly-Seal, Capsol, and Pescor sales volume, the effect of net selling prices and raw material costs, acquisition integration, and productivity improvement initiatives. The 1% increase in net selling price was primarily the result of partially recovering raw material costs increases incurred in 2000. In addition, the Company has continued to consolidate the products and business of recent acquisitions to the most efficient tooling, providing customers with improved products and customer service. As part of the integration, the Company closed its York, Pennsylvania facility and removed remaining production from its Minneapolis, Minnesota facility (acquired in the Cardinal Acquisition) in the fourth quarter of 2000. Also, in the fourth quarter of 2001, the Company removed molding operations from its Fort Worth, Texas facility (acquired in the Pescor Acquisition). The business from these locations was distributed throughout Berry's facilities. Also, significant productivity improvements were made during the year, including the addition of state-of-the-art injection molding equipment, molds and decorating equipment at several of the Company's facilities. Additional cost reductions have been achieved through the Company's realignment in the third quarter of 2000 from a functional based organization to a divisional structure. This realignment has enabled the Company to reduce personnel costs and improve employee productivity.

  OPERATING EXPENSES. Selling expenses increased $0.4 million as a result of acquired businesses partially offset by savings from the organizational realignment in the third quarter of 2000. General and administrative expenses increased $4.1 million in 2001 primarily as a result of acquired businesses and increased accrued bonus expenses partially offset by savings from the organizational realignment in the third quarter of 2000. Research and development costs decreased $0.7 million to $1.9 million in 2001 primarily as a result of savings from the organizational realignment in the third quarter of 2000. Intangible asset amortization increased from $10.6 million in 2000 to $12.8 million for 2001, primarily as a result of the amortization of goodwill ascribed to acquired companies in 2000 and 2001. Other expenses were $4.9 million for 2001 compared to $6.6 million for 2000. Other expenses in 2001 include one-time transition expenses of $2.7 related to recently acquired businesses and $2.2 related to the shutdown and reorganization of facilities. Other expenses in 2000 include one-time transition expenses of $2.2 million related to recent acquisitions, $3.7 million related to the shutdown and reorganization of facilities, and $0.7 million of litigation expenses related to a drink cup patent.

  INTEREST EXPENSE, NET. Net interest expense, including amortization of deferred financing costs for 2001, was $54.4 million (12% of net sales) compared to $51.5 million (13% of net sales) in 2000, an increase of $2.9 million. This increase is attributed to interest on borrowings related to the acquired businesses in 2000 and 2001 but was offset partially by principal reductions. Cash interest paid in 2001 was $44.2 million as compared to $32.8 million for 2000.

  INCOME TAXES. During fiscal 2001, the Company recorded an expense of $0.7 million for income taxes compared to a benefit of $0.1 million for fiscal 2000. The Company continues to operate in a net operating loss carryforward position for federal income tax purposes.

  EXTRAORDINARY ITEM. As a result of amending the Company's senior credit facility, $1.0 million of deferred financing fees related to the facility was charged to expense in 2000 as an extraordinary item.

  NET LOSS.   The  Company  recorded  a  net  loss  of $2.1 million in 2001 compared to a $23.1 million net loss in 2000 for the reasons stated above.

YEAR ENDED DECEMBER 30, 2000
COMPARED TO YEAR ENDED JANUARY 1, 2000

  NET SALES. Net sales increased 24% to $408.1 million in 2000, up $79.3 million from $328.8 million in 1999, including an approximate 5% increase in net selling price due to increased raw material costs. Overcap and closure net sales increased $31.2 million, primarily due to the Poly-Seal Acquisition and Capsol Acquisition which provided combined 2000 net sales of $32.3 million. Container sales increased $42.5 million, primarily due to the Cardinal Acquisition and increased selling prices, despite a large specialty program in 1999 that did not reoccur in 2000. Net sales in the drink cup and housewares segment increased $5.6 million in 2000 primarily as a result of a significant new product and strong retail demand in housewares.

  GROSS MARGIN. Gross margin increased $8.2 million or 9% from $87.8 million (27% of net sales) in 1999 to $96.0 million (24% of net sales) in 2000. This increase of 9% includes the combined impact of the added Poly-Seal, Capsol, and Cardinal sales volume, acquisition integration, and productivity improvement initiatives offset partially by the cyclical impact of higher raw material costs. The cost of the Company's primary raw material, resin, increased approximately 36% in 2000 when compared to 1999. A major focus continues to be the consolidation of products and business of recent acquisitions to the most efficient tooling, providing customers with improved products and customer service. As part of the integration, the Company closed its York, Pennsylvania facility and removed remaining production from its Minneapolis, Minnesota facility (acquired in the Cardinal Acquisition) in the fourth quarter of 2000. Additionally, the Company closed its Arlington Heights, Illinois facility (acquired in the Knight Acquisition) in the first quarter of 1999 and its Ontario, California facility (acquired in the Cardinal Acquisition) in the third quarter of 1999. In addition, the Company made two configuration changes that were completed in the fourth quarter of 1999 with the Minneapolis, Minnesota and Iowa Falls, Iowa locations closing their molding operations. The business from these locations are distributed throughout Berry's facilities. Also, significant productivity improvements were made during the year, including the addition of state-of-the-art injection molding equipment, molds and printing equipment at several of the Company's facilities.

  OPERATING EXPENSES. Operating expenses during 2000 were $65.9 million (16% of net sales), compared with $54.1 million (16% of net sales) for 1999. Selling expenses increased $4.2 million, almost all as a result of acquired businesses. General and administrative expenses increased $2.4 million in 2000 primarily as a result of recent acquisitions, but was partially offset by decreased accrued bonus expenses. Research and development costs increased $0.3 million to $2.6 million in 2000 primarily as a result of increased new product requests from customers and productivity improvement initiatives. Intangible asset amortization increased from $7.2 million in 1999 to $10.6 million for 2000, primarily a result of the amortization of goodwill ascribed to acquired companies in 1999 and 2000. Other expenses were $6.6 million for 2000 compared to $5.1 million for 1999. Other expenses in 2000 include business start-up and machine integration expenses of $2.2 million related to recent acquisitions, plant consolidation expenses of $3.7 million related to the shutdown and reorganization of facilities, and $0.7 million of litigation expenses related to a drink cup patent. Other expenses in 1999 include business start-up and machine integration expenses of $3.6 million related to recent acquisitions and plant consolidation expenses of $1.5 million related to the shutdown and reorganization of facilities.

  INTEREST EXPENSE, NET. Net interest expense, including amortization of deferred financing costs for 2000, was $51.5 million (13% of net sales) compared to $40.8 million (12% of net sales) in 1999, an increase of $10.7 million. This increase is attributed to interest on borrowings related to the acquired businesses in 1999 and 2000, but was offset partially by principal reductions. Cash interest paid in 2000 was $32.8 million as compared to $29.8 million for 1999.

  INCOME TAXES. During fiscal 2000, the Company recorded a benefit of $0.1 million for income taxes compared to an expense of $0.6 million for fiscal 1999. The Company continues to operate in a net operating loss carryforward position for federal income tax purposes.

  EXTRAORDINARY ITEM. As a result of amending the Company's senior credit facility, $1.0 million of deferred financing and origination fees related to the facility have been charged to expense in 2000 as an extraordinary item.

  NET  LOSS.   The  Company recorded a net loss of $23.1  million  in  2000 compared to a $9.1 million net loss in 1999 for the reasons stated above.

INCOME TAX MATTERS
  Holding has unused operating loss carryforwards of $37.7 million for federal income tax purposes which begin to expire in 2010. Alternative minimum tax credit carryforwards of approximately $3.1 million are available to Holding indefinitely to reduce future years' federal income taxes.

LIQUIDITY AND CAPITAL RESOURCES

  The Company has a financing and security agreement (the "Financing Agreement") with a syndicate of lenders led by Bank of America for a senior secured credit facility (the "Credit Facility"). As of December 29, 2001, the Credit Facility provides the Company with (i) a $80.0 million revolving line of credit ("US Revolver"), subject to a borrowing base formula, (ii) a $2.2 million (using the December 29, 2001 exchange rate) revolving line of credit denominated in British Sterling in the U.K. ("UK Revolver"), subject to a separate borrowing base formula, (iii) a $52.6 million term loan facility, (iv) a $2.0 million (using the December 29, 2001 exchange rate) term loan facility denominated in British Sterling in the U.K. ("UK Term Loan") and (v) a $3.2 million standby letter of credit facility to support the Company's and its subsidiaries' obligations under the Nevada Bonds. At December 29, 2001, the Company had unused borrowing capacity under the Credit Facility's revolving line of credit of approximately $17.7 million. The indebtedness under the Credit Facility is guaranteed by Holding and all of its subsidiaries (other than its subsidiaries in the United Kingdom and Italy). The obligations of the Company and the subsidiaries under the Credit Facility and the guarantees thereof are secured by substantially all of the assets of such entities.

  CBP Holdings, S.r.l. has a revolving credit facility (the "Italy Revolver") from Bank of America for $12.0 million (using the December 29, 2001 exchange rate) denominated in Euros. Bank of America also extends working capital financing (the "Italy Working Capital Line") of up to $1.5 million (using the December 29, 2001 exchange rate) denominated in Euros. The full amount available under the Italy Revolver and the Italy Working Capital Line are applied to reduce amounts available under the US Revolver, as does the outstanding balance under the UK Revolver.

  The Credit Facility requires the Company to comply with specified financial ratios and tests, including a maximum leverage ratio and a fixed charge coverage ratio. The requirements of these tests may change on a quarterly basis. At December 29, 2001, the Credit Facility required the Company to have a maximum leverage ratio of 3.75 to 1 and a minimum fixed charge coverage ratio of 1.0 to 1. In addition it required that certain investments by the Company in its non-U.S. subsidiaries not be greater that $10.4 million. At December 29, 2001, the last quarterly test date, the Company was in compliance with all of the financial covenants tested on such date.

  The Credit Facility matures on January 21, 2004 unless previously terminated by the Company or by the lenders upon an Event of Default as defined in the Financing Agreement. The term loan facility requires periodic payments, varying in amount, through the maturity of the facility. Interest on borrowings under the Credit Facility is based on either (i) the lender's base rate (which is the higher of the lender's prime rate and the federal funds rate plus 0.5%) plus an applicable margin of 0.25% to 1.0% or
(ii) eurodollar LIBOR (adjusted for reserves) plus an applicable margin of 2.25% to 3.00%, at the Company's option (4.4% at December 29, 2001 and 8.9% at December 30, 2000). Following receipt of the quarterly financial statements, the agent under the Credit Facility shall change the applicable interest rate margin on loans (other than under the UK Revolver and UK Term
Loan) once per quarter to a specified margin determined by the ratio of funded debt to EBITDA of the Company and its subsidiaries. Notwithstanding the foregoing, interest on borrowings under the UK Revolver and the UK Term Loan is based on sterling LIBOR (adjusted for reserves) plus 2.25% and 2.75%, respectively. Interest on borrowings under the Italy Revolver and the Italy Working Capital Line is based on EURIBOR plus 2.0%.

  On July 17, 2000, Berry obtained a second lien senior credit facility from General Electric Capital Corporation for an aggregate principal amount of $25.0 million (the "Second Lien Senior Facility"), resulting in net proceeds of $24.3 million after fees and expenses. The proceeds were utilized to reduce amounts then outstanding under the US Revolver. The indebtedness is guaranteed by Holding and all of its subsidiaries (other than its subsidiaries in the United Kingdom and Italy). The Second Lien Senior Facility is secured by a second priority lien on substantially the same collateral as the collateral for the Credit Facility. The $25.0 million principal amount is due upon the Second Lien Senior Facility's maturity on January 21, 2004. Interest is based on either (i) the lender's base rate (which is the higher of the prime rate and the federal funds rate plus 0.5%) plus an applicable margin of 3.25% or (ii) eurodollar LIBOR (adjusted for reserves) plus an applicable margin of 4.75%, at the Company's option (6.8% at December 29, 2001 and 11.1% at December 30,
2000). The covenants under the Second Lien Senior Facility are substantially the same as those in the Credit Facility.

  The 1994 Indenture, 1996 Indenture, 1998 Indenture, and 1999 Indenture restrict the Company's ability to incur additional debt and contain other provisions which could limit the liquidity of the Company. At December 29, 2001, the Company had unused borrowing capacity under the Credit Facility's borrowing base of $17.7 million, which is not considered additional indebtedness under the 1994 Indenture, 1996 Indenture, 1998 Indenture or 1999 Indenture. Any additional indebtedness above the borrowing base requires approval from the Credit Facility's lenders.

  The 1994 Indenture, 1998 Indenture, and 1999 Indenture restrict, and the Credit Facility prohibits, Berry's ability to pay any dividend or make any distribution of funds to Holding to satisfy interest and other obligations on Holding's 12.50% Series B Senior Secured Notes due 2006 (the "1996 Notes"). Interest on the 1996 Notes is payable semi-annually on June 15 and December 15 of each year. However, from December 15, 1999 until June 15, 2001, Holding paid interest, at an increased rate of 0.75% per annum, in additional 1996 Notes valued at 100% of the principal amount thereof. Holding issued an additional approximately $30.7 million aggregate principal amount of 1996 Notes in satisfaction of its interest obligation. Holding's ability to pay principal and interest in cash on the 1996 Notes and Berry's ability to pay principal and interest on the notes issued under the 1994 Indenture, 1998 Indenture, and 1999 Indenture will depend on Berry's financial and operating performance, which in turn are subject to prevailing economic conditions and to certain financial, business and other factors beyond its control. Based on historical operating results, management believes that sufficient monies are available from Berry under the tax sharing agreement to enable Holding to make the June 2002 cash interest payment on the 1996 Notes, subject to Berry's ability to generate sufficient operating results to comply with the financial covenants in the Credit Facility. However, if Berry cannot generate sufficient cash flow from operations to meet its obligations, then the Company may be forced to take actions such as reducing or delaying capital expenditures, selling assets, restructuring or refinancing its indebtedness, or seeking additional equity capital. There is no assurance that any of these actions could be effected on satisfactory terms, if at all.

  Holding's contractual cash obligations as of December 29, 2001 are summarized in the following table.

                                        PAYMENTS DUE BY PERIOD AT DECEMBER 29, 2001
                                      -------------------------------------------------
                                                   < 1       1-3       4-5       > 5
                                        TOTAL     YEARS     YEARS     YEARS     YEARS
  Long-term debt, excluding
  capital leases                      $467,363   $19,169   $235,980  $136,714   $75,500
  Capital leases                        18,131     3,123      3,911     3,315     7,782
  Operating leases                      24,065     7,594     10,521     5,219       731
  Other long-term obligations           31,261     2,554      1,261         -    27,446
                                      --------- --------- --------- --------- ---------
  Total contractual cash obligations  $540,820   $32,440   $251,673  $145,248  $111,459
                                      ========= ========= ========= ========= =========


  Net cash provided by operating activities was $54.3 million in 2001 as compared to $36.1 million in 2000. Net cash provided by operating activities was $36.0 million in 1999. The increase in 2001 was primarily the result of improved operating performance as the Company's net loss plus non-cash expenses improved $21.8 million.

  Net cash used by investing activities decreased from $108.7 million in 2000 to $56.3 million in 2001 primarily as a result of the Poly-Seal Acquisition in 2000. Capital expenditures in 2001 were $32.8 million, an increase of $1.3 million from $31.5 million in 2000. Capital expenditures totaled $30.7 million in 1999. Capital expenditures in 2001 included investments of $2.6 million for facility renovations, production systems and offices necessary to support production operating levels throughout the Company, $16.3 million for molds, $8.2 million for molding and printing machines, and $5.7 million for accessory equipment and systems. The capital expenditure budget for 2002 is expected to be $33.6 million.

  Net cash provided by financing activities was $0.6 million in 2001 as compared to $72.0 million in 2000. The decrease of $71.4 million can be primarily attributed to reduced acquisition related activities as noted above. Net cash provided by financing activities was $72.0 million in 2000 as compared to $71.1 million in 1999.

  Increased working capital needs occur whenever the Company experiences strong incremental demand or a significant rise in the cost of raw material, particularly plastic resin. However, the Company anticipates that its cash interest, working capital and capital expenditure requirements for 2002 will be satisfied through a combination of funds generated from operating activities and cash on hand, together with funds available under the Credit Facility. Management bases such belief on historical experience and the substantial funds available under the Credit Facility. However, the Company cannot predict its future results of operations. At December 29, 2001, the Company's cash balance was $1.2 million, and Berry had unused borrowing capacity under the Credit Facility's borrowing base of $17.7 million.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                        INDEX TO FINANCIAL STATEMENTS

Report of Independent Auditors                                               F- 1

Consolidated Balance Sheets at December 29, 2001 And December 30, 2000       F- 2

Consolidated Statements of Operations for the years ended
December 29, 2001, December 30, 2000, and January 1, 2000                    F- 4

Consolidated Statements of Changes in Stockholders' Equity
(Deficit) for the years ended December 29, 2001, December
30, 2000, and January 1, 2000                                                F- 5

Consolidated Statements of Cash Flows for the years ended
December 29, 2001, December 30, 2000, and January 1, 2000                    F- 6

Notes to Consolidated Financial Statements                                   F- 7


                        INDEX TO FINANCIAL STATEMENT SCHEDULES


II. Valuation and Qualifying Accounts                                        S-1

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

                                 PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The following table sets forth certain information with respect to the executive officers, directors and certain key personnel of Holding and its subsidiaries:

     NAME                          AGE            TITLE                                ENTITY
--------------------------------- ----- ------------------------------------------ -------------------
Roberto Buaron(1)(4)                55  Chairman and Director                      Company and Holding

Ira G. Boots(1)(4)                  48  President, Chief Executive Officer,        Company
                                        and Director
                                        President and Director                     Holding

James M. Kratochvil                 44  Executive Vice President, Chief Financial  Company and Holding
                                        Officer, Treasurer and Secretary

R. Brent Beeler                     48  Executive Vice President and               Company
                                        General Manager-Containers

William J. Herdrich                 52  Executive Vice President and               Company
                                        General Manager-Closures

Bruce J. Sims                       52  Executive Vice President and               Company
                                        General Manager-Consumer Products

Joseph S. Levy(2)(3)                34  Vice President, Assistant Secretary        Company and Holding
                                        and Director

Lawrence G. Graev(2)(3)             57  Director                                   Company and Holding

Donald J. Hofmann, Jr.(1)(2)(3)(4)  44  Director                                   Company and Holding

Mathew J. Lori                      38  Director                                   Company and Holding

David M. Clarke                     51  Director                                   Company and Holding


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

  IRA G. BOOTS has been President and Chief Executive Officer since June 2001, and a Director of the Company since April 1992. Prior to that, Mr. Boots served as Chief Operating Officer since August 2000 and Vice President of Operations, Engineering and Product Development of the Company since April 1992. Mr. Boots was employed by Old Berry from 1984 to December 1990 as Vice President, Operations.

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

  R. BRENT BEELER has been Executive Vice President and General Manager - Containers of the Company since August 2000. Prior to that, Mr. Beeler was Executive Vice President, Sales and Marketing of the Company since February 1996 and Vice President, Sales and Marketing of the Company since December 1990. Mr. Beeler was employed by Old Berry from October 1988 to December 1990 as Vice President, Sales and Marketing.

  WILLIAM J. HERDRICH has been Executive Vice President and General Manager
- Closures of the Company since August 2000. From May 2000 to August 2000, Mr. Herdrich was a consultant to the Company. From April 1994 to May 2000, Mr. Herdrich was President, Executive Vice President and General Manager of Poly-Seal Corporation. Mr. Herdrich was employed by Seaquist Closures from 1990 to April 1994 as Executive Vice President.

  BRUCE J. SIMS has been Executive Vice President and General Manager - Consumer Products of the Company since August 2000. He formerly served as Executive Vice President, Sales and Marketing, Housewares of the Company since January 1997. Prior to the PackerWare Acquisition, Mr. Sims served as President of PackerWare from March 1996 to January 1997 and as Vice President from October 1994 to March 1996. From January 1990 to October 1994 he was Vice President of the Miner Container Corporation, a national injection molder.

  JOSEPH S. LEVY has been Vice President and Assistant Secretary of the Company and Holding since April 1995. Mr. Levy has been a Director of Holding and the Company since April 1998. Mr. Levy has been Principal of First Atlantic since December 1999, and prior to that Mr. Levy had been a Vice President.

  LAWRENCE G. GRAEV has been a Director of the Company and Holding since August 1995. Mr. Graev is President and Chief Executive Officer of the GlenRock Group, LLC, a merchant banking firm, and Of Counsel to King & Spalding in its New York office. Prior to that, Mr. Graev was a Partner in the law firm O'Sullivan LLP of New York from 1974 until June 2001.

  DONALD J. HOFMANN, JR. has been a Director of Holding and the Company since June 1996. Mr. Hofmann has been a Partner of J.P. Morgan Partners, LLC (formerly Chase Capital Partners), a global private equity organization with over $20 billion under management, since September 1992. J.P. Morgan Partners provides equity and mezzanine debt financing for management buyouts and recapitalizations, growth equity and venture capital. Mr. Hofmann is also a director of Advanced Accessory Systems, LLC and Pliant Corporation.

  MATHEW J. LORI has been a Director of Holding and the Company since October 1996. Mr. Lori has been a Principal with J.P. Morgan Partners, LLC (formerly Chase Capital Partners) since January 1998, and prior to that, Mr. Lori had been an Associate since April 1996. From September 1993 to March 1996, he was an Associate in the Merchant Banking Group of The Chase Manhattan Bank, N.A.

  DAVID M. CLARKE has been a Director of Holding and the Company since June 1996. Mr. Clarke is a Managing Director with Aetna Life Insurance Company, Private Equity and, prior to that, he had been a Vice President in the Investment Group of Aetna Life Insurance Company from 1988 to 1996.

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

ITEM 11.  EXECUTIVE COMPENSATION

  The following table sets forth a summary of the compensation paid by the Company to its Chief Executive Officer and the four other most highly compensated executive officers of the Company (collectively, the "Named Executive Officers") for services rendered in all capacities to the Company during fiscal 2001, 2000, and 1999.

                             SUMMARY COMPENSATION TABLE

                                                              Long Term
                                ANNUAL COMPENSATION          COMPENSATION
                                -------------------          ------------

                                                              Securities
                          Fiscal                              Underlying            Other
NAME AND PRINCIPAL         YEAR     SALARY       BONUS          OPTIONS         COMPENSATION(1)
   POSITION                                                     (#)
------------------------ --------  ---------    --------    --------------    ----------------
Martin R. Imbler           2001     $208,522     $ 99,300             $ -            $ 1,670
Former President and       2000      390,122      137,235               -              1,670
Chief Executive Officer    1999      362,940      121,201               -              1,620
(Retired)

Ira G. Boots               2001     $316,461     $ 87,500             $ -            $ 1,670
President and Chief        2000      289,328      150,000               -              1,670
Executive Officer          1999      251,163       95,486               -              1,620


James M. Kratochvil        2001    $ 231,919     $ 64,166             $ -            $ 1,670
Executive Vice             2000      212,049      120,000               -              1,604
President, Chief           1999      200,894       80,083               -              1,620
Financial Officer,
Treasurer and Secretary

R. Brent Beeler            2001    $ 284,251     $ 78,750             $ -            $ 1,670
Executive Vice             2000      257,236      135,000               -              1,670
President and General      1999      226,504       79,350               -              1,620
Manager - Containers

William J. Herdrich        2001    $ 258,690     $ 62,800             $ -            $ 1,670
Executive Vice             2000       99,003       18,986               -                  -
President and General      1999            -            -               -                  -
Manager - Closures


(1) Amounts shown reflect contributions by the Company under the Company's 401(k) plan.

   FISCAL YEAR-END OPTION HOLDINGS

  The following table provides information on the number of exercisable and unexercisable management stock options held by the Named Executive Officers at December 29, 2001.

                           FISCAL YEAR-END OPTION VALUES(1)

                      Number of Unexercised       Value of Unexercised
                           Options at             In-the-Money Options
                         Fiscal Year-End           at Fiscal Year-End
       NAME         EXERCISABLE/UNEXERCISABLE   EXERCISABLE/UNEXERCISABLE
     -------       --------------------------- ---------------------------
                             (#)(2)                        (2)
Martin R. Imbler             6,778/0                $1,958,726/$0
Ira G. Boots                 4,171/0                 1,205,477/0
James M. Kratochvil          2,607/0                  753,481/0
R. Brent Beeler              2,607/0                  753,481/0
William J. Herdrich         667/1,333              108,721/217,279


(1) None  of Holding's capital stock is currently  publicly  traded.   The
    values reflect management's estimate of the fair market value of the Class B Nonvoting Common Stock at December 29, 2001.
(2) All options granted to management of the Company are exercisable for shares of Class B Nonvoting Common Stock, par value $.01 per share, of Holding.

DIRECTOR COMPENSATION

  Directors receive no cash consideration for serving on the Board of Directors of Holding or the Company, but directors are reimbursed for out-of-pocket expenses incurred in connection with their duties as directors.

EMPLOYMENT AGREEMENTS

  The Company has a separation agreement with Mr. Imbler (the "Imbler Separation Agreement") that expires on December 31, 2003. Compensation under the Imbler Separation Agreement provides for monthly payments ranging from $17,212 to $34,424 plus a one-time payment of $158,695 on March 15, 2002. The Imbler Separation Agreement contains customary noncompetion, nondisclosure, and nonsolicitation provisions and provides for the use of his consulting services though May 31, 2002.

  The Company has employment agreements with each of Messrs. Boots, Kratochvil, Beeler, and Herdrich (each, an "Employment Agreement" and, collectively, the "Employment Agreements"). The agreements for Boots, Kratochvil and Beeler expire on January 1, 2007, and the agreement for Herdrich expires on December 31, 2003. The Employment Agreements provided for fiscal 2001 base compensation of $316,461, $231,919, $284,251 and $258,690, respectively. Salaries are subject in each case to annual adjustment at the discretion of the Compensation Committee of the Board of Directors of the Company. The Employment Agreements entitle each executive to participate in all other incentive compensation plans established for executive officers of the Company. The Company may terminate each
Employment Agreement for "cause" or a "disability" (as such terms are defined in the Employment Agreements). If the Company terminates an executive's employment without "cause" or resignation for good cause following a change in control resulting in the executive's reassignment to an office greater than 25 miles from his or her current office location (as defined in the Employment Agreements, other than Mr. Herdrich for which the following compensation only applies upon termination without "cause"), the Employment Agreements require the Company to pay certain amounts to the terminated executive, including (i) the greater of (A) one year's salary or
(B) 1/12 of one year's salary for each year (not to exceed 30 years in the aggregate) of employment with the Company (other than Mr. Herdrich, who would receive his salary for one year), and (ii) certain benefits under applicable incentive compensation plans. Each Employment Agreement also includes customary noncompetition, nondisclosure and nonsolicitation provisions.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

  The Company established the Compensation Committee comprised of Messrs. Buaron, Boots, and Hofmann, in October 1996. The annual salary and bonus paid to Messrs. Boots, Kratochvil, Beeler, and Herdrich for fiscal 2001 were determined by the Compensation Committee in accordance with their respective employment agreements. All other compensation decisions with respect to officers of the Company are made by Mr. Boots pursuant to policies established in consultation with the Compensation Committee.

  The Company is party to an Amended and Restated Management Agreement (the "FACL Management Agreement") with First Atlantic pursuant to which First Atlantic provides the Company with financial advisory and management consulting services in exchange for an annual fee of $750,000 and reimbursement for out-of-pocket costs and expenses. In consideration of such services, the Company paid First Atlantic fees and expenses of $756,000 for fiscal 2001, $821,000 for fiscal 2000, and $792,000 for fiscal 1999. Under the FACL Management Agreement, the Company pays a fee for services rendered in connection with certain transactions equal to the lesser of (i) 1% of the total transaction value and (ii) $1,250,000 for any such transaction consummated plus out-of-pocket expenses in respect of such transaction, whether or not consummated. First Atlantic received advisory fees of approximately $690,000 in July 1999 for originating, structuring and negotiating the Cardinal Acquisition. First Atlantic received advisory fees of approximately $580,000 in May 2000 for originating, structuring and negotiating the Poly-Seal Acquisition. First Atlantic received advisory fees of $139,000 in March 2001 and $250,000 in June 2001 for originating, structuring and negotiating the Capsol and Pescor acquisitions, respectively. See "Certain Relationships and Related Transactions."

  Mr. Buaron, the Chairman and a director of Holding and the Company, is the Chairman and Chief Executive Officer of First Atlantic. Mr. Graev is a director of First Atlantic. As an officer and the sole stockholder of First Atlantic, Mr. Buaron is entitled to receive any bonuses paid and any dividends declared by First Atlantic on its capital stock, including any bonuses paid as a result of, and any dividends paid out of any of the fees paid with respect to the acquisitions described above. First Atlantic is engaged by Atlantic Equity Partners International II, L.P.
("International") to provide certain  financial  and  management consulting services for which it receives annual fees. First Atlantic and International have completely distinct ownership and equity structures. See "Certain Relationships and Related Transactions."

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

STOCK OPTION PLAN

  Employees, directors and certain independent consultants of the Company and its subsidiaries are entitled to participate in the BPC Holding Corporation 1996 Stock Option Plan (the "Option Plan"), which provides for the grant of both "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), and stock options that are non-qualified under the Code. The total number of shares of Class B Nonvoting Common Stock of Holding for which options may be granted pursuant to the Option Plan is 76,620. The Option Plan will terminate on October 3, 2003 or such earlier date on which the Board of Directors of Holding, in its sole discretion, determines. The Stock Option Committee of the Board of Directors of Holding administers all aspects of the Option Plan, including selecting which of the Company's directors, employees and independent consultants will receive options, the time when options are granted, whether the options are incentive stock options or non-qualified stock options, the manner and timing for vesting of such options, the terms of such options, the exercise date of any options and the number of shares subject to such options. Directors who are also employees are eligible to receive options under the Option Plan.

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

  Under the Option Plan, as of December 29, 2001, there were outstanding options to purchase an aggregate of 60,420 shares of Class B Nonvoting Common Stock to 102 current and former employees of the Company, at an exercise price between $100 and $226 per share.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

STOCK OWNERSHIP

  All of the outstanding capital stock of the Company is owned by Holding. The following table sets forth certain information regarding the ownership of the capital stock of Holding with respect to (i) each person known by Holding to own beneficially more than 5% of the outstanding shares of any class of its voting capital stock, (ii) each of Holding's directors, (iii) the Named Executive Officers and (iv) all directors and executive officers of Holding as a group. Except as otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares beneficially owned. Unless otherwise indicated, the address for each stockholder is c/o Berry Plastics Corporation, 101 Oakley Street, Evansville, Indiana 47710.


                        SHARES OF                              SHARES OF
                         VOTING                                NONVOTING
                      COMMON STOCK(1)                        COMMON STOCK(1)
                   -------------------                  -------------------------      PERCENTAGE OF
                                                                                      ALL CLASSES OF
NAME AND ADDRESS                        PERCENTAGE OF                                 COMMON STOCK
       OF            CLASS     CLASS       VOTING      CLASS A  CLASS B   CLASS C    (FULLY-DILUTED)
BENEFICIAL OWNER       A         B      COMMON STOCK
-----------------------------------------------------------------------------------------------------
Atlantic Equity
Partners International
 II, L.P.(2)         7,800    128,142        55.5%       2,200    3,385    11,470        21.3%

J.P. Morgan Partners
(SBIC),LLC(3)       52,000      5,623(4)     23.5      168,000   33,436(4)      -        36.1

BPC Equity, LLC(5)  31,200          -        12.7       88,800        -         -        16.7

Roberto Buaron(6)    7,800    128,142        55.5        2,200    3,385    11,470        21.3

Martin R. Imbler         -      3,629         1.5            -   15,915(7)    664         2.2

Joseph S. Levy(8)        -         42          *             -      118        14          *

Lawrence G. Graev(9)     -          -           -            -        -         -           -

Donald J.
Hofmann, Jr.(10)    52,000      5,623(4)     23.5      168,000   33,436(4)      -        36.1

Mathew J. Lori(11)  52,000      5,623(4)     23.5      168,000   33,436(4)      -        36.1

David M.
Clarke(12)          31,200          -        12.7       88,800        -         -        16.7

Ira G. Boots             -      1,718          *             -    5,889(13)     -          *

James M.
Kratochvil               -      1,196          *             -    6,011(14)   391          *

R. Brent Beeler          -      1,196          *             -    6,011(15)   391          *

William J. Herdrich      -          -          *             -      767(16)     -          *


All executive
officers and        91,000    137,917        93.5      259,000   73,227    12,930        80.0
directors as a
group (11
persons)


* Less than one percent.

(1) The authorized capital stock of Holding consists of 4,814,000 shares of capital stock, including 2,500,000 shares of Common Stock, $.01 par value (the "Holding Common Stock"), and 2,314,000 shares of Preferred Stock, $.01 par value (the "Preferred Stock"). Of the 2,500,000 shares of Holding Common Stock, 500,000 shares are designated Class A Voting Common Stock, 500,000 shares are designated Class A Nonvoting Common Stock, 500,000 shares are designated Class B Voting Common Stock, 500,000 shares are designated Class B Nonvoting Common Stock, and 500,000 shares are designated Class C Nonvoting Common Stock. Of the 2,314,000 shares of Preferred Stock, 600,000 shares are designated Series A Senior Cumulative Exchangeable Preferred Stock, 1,400,000 shares are designated Series A-1 Preferred Stock, 200,000 shares are designated Series B Cumulative Preferred Stock, 3,063 shares are designated Series C-1 Preferred Stock, 1,910 shares are designated Series C-2 Preferred Stock, 2,135 shares are designated Series C-3 Preferred Stock, 3,033 shares are designated Series C-4 Preferred Stock, 3,027 shares are designated Series C-5 Preferred Stock, and 100,000 shares are designated Series D Preferred Stock.
(2) Address is P. O. Box 847, One Capital Place, Fourth Floor, Grand Cayman, Cayman Islands, British West Indies. Atlantic Equity Associates International II, L.P., a Delaware limited partnership ("AEA II"), is the sole general partner of International and as such exercises voting and/or investment power over shares of capital stock owned by International, including the shares of Holding Common Stock held by International (the "International Shares"). Mr. Buaron is the sole shareholder of Buaron Holdings Ltd. ("BHL"). BHL is the sole general partner of AEA II. As the general partner of AEA II, BHL may be deemed to beneficially own the International Shares. BHL disclaims any beneficial ownership of any shares of capital stock owned by International, including the International Shares. Through his affiliation with BHL and AEA II, Mr. Buaron controls the sole general partner of International and therefore has the authority to control voting and/or investment power over, and may be deemed to beneficially own, the International Shares. Mr. Buaron disclaims any beneficial ownership of any of the International Shares.
(3) Address is 1221 Avenue of the Americas, New York, New York 10020.
(4) Represents  warrants  to  purchase  such shares of common stock held by
  J.P. Morgan Partners (SBIC), LLC (formerly Chase Venture Capital Associates, LLC) ("JPMP(SBIC)") which are currently exercisable.
(5) Address is c/o Aetna Life Insurance Company, Private Equity Group, IG6U, 151 Farmington Avenue, Hartford, Connecticut 06156. Aetna Life Insurance Company exercises voting and/or investment power over shares of capital stock owned by BPC Equity, LLC ("BPC Equity"), including shares of Holding Common Stock held by BPC Equity.
(6) Address is c/o First Atlantic Capital, Ltd., 135 East 57th Street, New York, New York 10022. Represents shares of Holding Common Stock owned by International. Mr. Buaron is the sole shareholder of BHL. BHL is the sole general partner of AEA II. AEA II is the sole general partner of International and as such, exercises voting and/or investment power over shares of capital stock owned by International, including the International Shares. Mr. Buaron, as the sole shareholder and Chief Executive Officer of BHL, controls the sole general partner of International and therefore has voting and/or investment power over, and may be deemed to beneficially own, the International Shares. Mr. Buaron disclaims any beneficial ownership of the International Shares.
(7) Includes 6,778 options  granted  to  Mr.  Imbler,  which  are presently exercisable.
(8) Address is c/o First Atlantic Capital, Ltd., 135 East 57th Street, New York, New York 10022.
(9) Address is c/o King & Spalding, 1185 Avenue of the Americas, New York, New York 10036.
(10) Address is c/o J.P. Morgan Partners, 1221 Avenue of the Americas, New York, New York 10020. Represents shares owned by JPMP(SBIC). Mr. Hofmann is a General Partner of J.P. Morgan Partners, LLC, which is the private equity investment arm of J.P. Morgan Chase & Co., which is an affiliate of JPMP(SBIC). Mr. Hofmann disclaims any beneficial ownership of the shares of Holding Common Stock held by JPMP(SBIC).
(11) Address is c/o J.P. Morgan Partners, LLC, 1221 Avenue of the Americas, New York, New York 10020. Represents shares owned by JPMP(SBIC). Mr. Lori is a Principal with of J.P. Morgan Partners, which is the private equity investment arm of J.P. Morgan Chase & Co., which is an affiliate of JPMP(SBIC). Mr. Lori disclaims any beneficial ownership of the shares of Holding Common Stock held by JPMP(SBIC).
(12) Address is c/o Aetna Life Insurance Company, Private Equity Group, IG6U, 151 Farmington Avenue, Hartford, Connecticut 06156. Represents shares owned by BPC Equity. Mr. Clarke is a Managing Director of Aetna, Inc., an affiliate of Aetna Life Insurance Company, which is a member of BPC Equity. Mr. Clarke disclaims any beneficial ownership of the shares of Holding Common Stock held by BPC Equity.
(13) Includes 4,171 options granted to Mr. Boots, which are currently exercisable.
(14) Includes 2,607 options granted to Mr. Kratochvil, which are currently exercisable.
(15) Includes 2,607 options granted to Mr. Beeler, which are currently exercisable.
(16) Includes 667 options granted to Mr. Herdrich, which are currently exercisable.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

FIRST ATLANTIC

  Pursuant to the FACL Management Agreement, First Atlantic provides the Company with financial advisory and management consulting services in exchange for an annual fee of $750,000 and reimbursement for out-of-pocket costs and expenses. In consideration of such services, the Company paid First Atlantic fees and expenses of approximately $756,000 for fiscal 2001, $821,000 for fiscal 2000, and $792,000 for fiscal 1999. Under the FACL Management Agreement, the Company pays a fee for services rendered in connection with certain transactions equal to the lesser of (i) 1% of the total transaction value and (ii) $1,250,000 for any such transaction consummated plus out-of-pocket expenses in respect of such transaction, whether or not consummated. First Atlantic received advisory fees of approximately $690,000 in July 1999 for originating, structuring and negotiating the Cardinal Acquisition. First Atlantic received advisory fees of approximately $580,000 in May 2000 for originating, structuring and negotiating the Poly-Seal Acquisition. First Atlantic received advisory fees of approximately $139,000 in March 2001 and $250,000 in June 2001 for originating, structuring and negotiating the Capsol and Pescor acquisitions, respectively.

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

STOCKHOLDERS AGREEMENTS

  Holding entered into a Stockholders Agreement dated as of June 18, 1996, as amended (the "Stockholders Agreement"), with certain common equity investors ("Common Stock Purchasers"), certain Management Stockholders (as defined herein) and, for limited purposes thereunder, the Northwestern Mutual Life Insurance Company ("Northwestern") and JPMP(SBIC) ("Preferred Stock Purchasers"). The Stockholders Agreement grants the Common Stock Purchasers certain rights and obligations, including the following: (i) until the occurrence of certain events specified in the Stockholders Agreement, to designate the members of a seven person Board of Directors as follows: (A) one director will be Roberto Buaron or his designee; (B) International will have the right to designate three directors (who are currently Messrs. Graev, Imbler and Levy); (C) JPMP(SBIC) will have the right to designate two directors (who are currently Messrs. Hofmann and
Lori); and (D) the institutional holders (excluding International and JPMP(SBIC)) will have the right to designate one director (who is currently Mr. Clarke); (ii) in the case of certain Common Stock Purchasers, to subscribe for a proportional share of future equity issuances by Holding;
(iii) under certain circumstances and in the case of International or JPMP(SBIC), to cause the initial public offering of equity securities of Holding or a sale of Holding subsequent to June 18, 2001 and (iv) under certain circumstances and in the case of a majority in interest of the institutional holders, to cause the initial public offering of equity securities of Holding or a sale of Holding subsequent to June 18, 2002. Provisions under the Stockholders Agreement also (i) prohibit Holding from taking certain actions without the consent of holders of a majority of voting stock held by JPMP(SBIC) and the institutional holders other than International (or, following the occurrence of certain events, International's consent), including certain transactions between Holding and any subsidiary, on the one hand, and First Atlantic or any of its affiliates, on the other hand; (ii) obligate Holding to provide certain Common Stock Purchasers with financial and other information regarding Holding and to provide access and inspection rights to all Common Stock Purchasers; and (iii) restrict transfers of equity by the Common Stock Purchasers, subject to certain exceptions (including for transfers of up to 10% of the equity (including warrants to purchase equity) held by each Common Stock Purchaser on the date of the Stockholders Agreement). Pursuant to the Stockholders Agreement, under certain circumstances the Preferred Stock Purchasers (and their transferees) have tag-along rights with respect to the warrants issued by Holding in 1996 and the Holding Common Stock issuable upon exercise thereof. Under specified circumstances and subject to certain exceptions, the Preferred Stock Purchasers (and their transferees) are entitled to include a pro rata share of their Preferred Stock in a transaction (or series of related transactions) involving the transfer by International, JPMP(SBIC) and the Institutional Holders (as defined in the Stockholders Agreement) of more than 50% of the aggregate amount of securities held by them on June 19, 1996.

  The Stockholders Agreement grants registration rights, under certain circumstances and subject to specified conditions, to the Common Stock Purchasers. International and JPMP(SBIC) each have the right, on three occasions, to demand registration, at Holding's expense, of their shares of Holding Common Stock. Under certain circumstances, a majority in interest of the institutional holders (excluding International and JPMP(SBIC)) have the right, on one occasion, to demand registration, at Holding's expense, of their shares of Holding Common Stock. The Stockholders Agreement provides that if Holding proposes to register any of its securities, either for its own account or for the account of other stockholders, Holding will be required to notify all Common Stock Purchasers and to include in such registration the shares of Holding Common Stock requested to be included by them. All shares of Holding Common Stock owned by the Common Stock Purchasers requested to be included in a registration will be subject to cutbacks under certain circumstances in connection with an underwritten public offering.

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

  Holding is also party to the Amended and Restated Stockholders Agreement dated June 18, 1996 (the "Management Stockholders Agreement"), with International and all management shareholders including, among others, Messrs. Imbler, Boots, Kratochvil, Beeler, and Herdrich (collectively, the "Management Stockholders"). The Management Stockholders Agreement contains provisions (i) limiting transfers of equity by the Management Stockholders;
(ii) requiring the Management Stockholders to sell their shares as designated by Holding or International upon the consummation of certain transactions; (iii) granting the Management Stockholders certain rights of co-sale in connection with sales by International; (iv) granting Holding rights to repurchase capital stock from the Management Stockholders upon the occurrence of certain events; and (v) requiring the Management Stockholders to offer shares to Holding prior to any permitted transfer.

  In order to finance a portion of the consideration delivered in connection with the acquisition of Poly-Seal Corporation, Holding issued, pursuant to a Preferred Stock and Warrant Purchase Agreement dated as of May 9, 2000 (the "Preferred Agreement") by and among Holding, JPMP(SBIC), and Northwestern, 1,000,000 shares of Series A-1 Preferred Stock in a private placement (the "Preferred Placement") for an aggregate purchase price of $25 million. The Series A-1 Preferred Stock has a stated value of $25 per share, and dividends accrue at a rate of 14% per annum and will accumulate until declared and paid. The Series A-1 Preferred Stock ranks pari-passu with the Series A Preferred Stock and prior to all other capital stock of Holding. In connection with the Preferred Placement, Holding issued warrants to purchase 25,997 shares of its Series B Non-Voting Common Stock at $0.01 per share. Holding also extended the expiration period of currently outstanding warrants to purchase Series B Non-Voting Common Stock and Series B Voting Common Stock held by JPMP(SBIC) and Northwestern to May 9, 2010. The Series A-1 Preferred Stock and Warrants were issued in transactions exempt from registration in reliance on the exemption provided by Section 4 (2) of the Securities Act of 1933.

TAX SHARING AGREEMENT

  For federal income tax purposes, Berry and its domestic subsidiaries are included in the affiliated group of which Holding is the common parent and as a result, the federal taxable income and loss of Berry and its subsidiaries is included in the group consolidated tax return filed by Holding. In April 1994, Holding, Berry and certain of its subsidiaries entered into a tax sharing agreement, which was amended and restated in March 2001 (the "Tax Sharing Agreement"). Under the Tax Sharing Agreement, for fiscal 1994 and all taxable years thereafter for which the Tax Sharing Agreement remains in effect, Berry and its subsidiaries as a consolidated group are required to pay at the request of Holding an amount equal to the taxes (plus any accrued interest) that they would otherwise have to pay if they were to file separate federal, state or local income tax returns (including any amounts determined to be due as a result of a redetermination arising from an audit or otherwise of a tax liability which is attributable to them). If Berry and its subsidiaries would have been entitled to a tax refund for taxes paid previously on the basis computed as if they were to file separate returns, then under the Tax Sharing Agreement, Holding is required to pay at the request of Berry and its subsidiaries an amount equal to such tax refund. If, however, Berry and its subsidiaries would have reported a tax loss if they were to file separate returns, then Holdings intends, but is not obligated under the Tax Sharing Agreement, to pay to Berry and its subsidiaries an amount equal to the tax benefit that is realized by Holding as a result of such separate loss. Under the Tax Sharing Agreement any such payments to be made by Holding to Berry or any of its subsidiaries on account of a tax loss are within the sole discretion of Holding. Berry and its subsidiaries made a $8.5 million payment to Holding in December 2001 under this tax sharing agreement.

                                  PART IV


ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

          (a) Documents Filed as Part of the Report

                1. FINANCIAL STATEMENTS

              The financial statements listed under Item 8 are filed as part of this report.

                2. FINANCIAL STATEMENT SCHEDULES

              The financial statement schedule listed under Item 8 is filed as part of this report.

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

          (b) Reports on Form 8-K

          None.

                      REPORT OF INDEPENDENT AUDITORS

The Stockholders and Board of Directors
BPC Holding Corporation

We have audited the accompanying consolidated balance sheets of BPC Holding Corporation ("Holding") as of December 29, 2001, and December 30, 2000, and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 29, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of Holding's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of BPC Holding Corporation at December 29, 2001 and December 30, 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 29, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.






                                        /S/ ERNST & YOUNG LLP



Indianapolis, Indiana
February 15, 2002

                            BPC HOLDING CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                           (IN THOUSANDS OF DOLLARS)

                                                           DECEMBER 29,    DECEMBER 30,
                                                              2001             2000
                                                          -------------    ------------
ASSETS
Current assets:
    Cash and cash equivalents                             $      1,232     $     2,054
    Accounts receivable (less allowance for doubtful
      accounts of $2,070 at December 29, 2001 and $1,724
      at December 30, 2000)                                     48,623          48,397
    Inventories:
      Finished goods                                            43,048          38,157
      Raw materials and supplies                                13,009          10,822
                                                          -------------    ------------
                                                                56,057          48,979
    Prepaid expenses and other receivables                       5,280           5,272
                                                          -------------    ------------
Total current assets                                           111,192         104,702

Property and equipment:
    Land                                                         9,443           8,894
    Buildings and improvements                                  72,722          60,572
    Machinery, equipment and tooling                           201,357         203,569
    Construction in progress                                    22,647          16,901
                                                          -------------    ------------
                                                               306,169         289,936
    Less accumulated depreciation                              102,952         110,132
                                                          -------------    ------------
                                                               203,217         179,804
Intangible assets:
    Deferred financing fees, net                                 8,475          10,422
    Covenants not to compete, net                                1,955           3,388
    Excess of cost over net assets acquired, net               119,923         114,680
                                                          -------------    ------------
                                                               130,353         128,490

Other                                                            2,114             126
                                                          -------------    ------------
Total assets                                               $   446,876      $  413,122
                                                          =============    ============

                                                           DECEMBER 29,    DECEMBER 30,
                                                              2001             2000
                                                          -------------    ------------
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
    Accounts payable                                       $    34,862      $   26,779
    Accrued expenses and other liabilities                       8,955          10,430
    Accrued interest                                             7,964           9,006
    Employee compensation and payroll taxes                     17,792          14,785
    Current portion of long-term debt                           22,292          23,232
                                                          -------------    ------------
Total current liabilities                                       91,865          84,232

Long-term debt, less current portion                           463,589         445,574
Accrued dividends on preferred stock                            27,446          17,656
Deferred income taxes                                              489             491
Other liabilities                                                3,088           3,166
                                                          -------------    ------------
Total liabilities                                              586,477         551,119
Stockholders' equity (deficit):
  Series A Preferred Stock; 600,000 shares
    authorized, issued and outstanding (net of
    discount of $1,893 at December 29, 2001 and $2,185
    at December 30, 2000)                                       12,678          12,386
  Series A-1 Preferred Stock; 1,400,000 shares
    authorized; 1,000,000 shares issued and
    outstanding (net of discount of $4,668 at December
    29, 2001 and $5,400 at December 30, 2000)                   20,332          19,600
  Series B Preferred Stock; 200,000 shares
    authorized, issued and outstanding                           5,000           5,000
  Series C Preferred Stock; 13,168 shares
    authorized, issued and outstanding                           9,779               -
  Class A Common Stock; $.01 par value:
    Voting; 500,000 shares authorized; 91,000 shares
    issued and outstanding                                           1               1
    Nonvoting; 500,000 shares authorized; 259,000
     shares issued and outstanding                                   3               3
  Class B Common Stock; $.01 par value:
    Voting; 500,000 shares authorized; 145,058
     shares issued and 144,546 shares outstanding                    1               1
    Nonvoting; 500,000 shares authorized; 61,325
     shares issued and 59,222 shares outstanding                     1               1
  Class C Common Stock; $.01 par value:  Nonvoting;
    500,000 shares authorized; 17,000 shares issued
    and 16,833 shares outstanding                                    -               -
  Treasury stock:  512 shares Class B Voting Common
    Stock; 2,103 shares Class B Nonvoting Common
    Stock; and 167 shares Class C Nonvoting Common
    Stock                                                         (405)           (405)
  Additional paid-in capital                                    25,315          35,041
  Warrants                                                       9,386           9,386
  Retained earnings (deficit)                                 (220,263)       (218,168)
  Accumulated other comprehensive income (loss)                 (1,429)           (843)
                                                          -------------    ------------
Total stockholders' equity (deficit)                          (139,601)       (137,997)
                                                          -------------    ------------
Total liabilities and stockholders' equity
    (deficit)                                                $ 446,876       $ 413,122
                                                          =============    ============


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                 BPC HOLDING CORPORATION
                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                (IN THOUSANDS OF DOLLARS)

                                                            YEAR ENDED
                                             ---------------------------------------
                                             DECEMBER 29,   DECEMBER 30,  JANUARY 1,
                                                 2001          2000         2000
                                             ------------- ------------ ------------
Net sales                                     $ 461,659     $ 408,088     $ 328,834
Cost of goods sold                              338,000       312,119       241,067
                                             ------------- ------------ ------------
Gross margin                                    123,659        95,969        87,767

Operating expenses:
    Selling                                      21,996        21,630        17,383
    General and administrative                   28,535        24,408        22,034
    Research and development                      1,948         2,606         2,338
    Amortization of intangibles                  12,802        10,579         7,215
    Other expenses                                4,911         6,639         5,148
                                             ------------- ------------ ------------
Operating income                                 53,467        30,107        33,649

Other expenses:
    Loss on disposal of property and equipment      473           877         1,416
                                             ------------- ------------ ------------
Income before interest and taxes                 52,994        29,230        32,233

Interest:
    Expense                                     (54,397)      (51,553)      (41,040)
    Income                                           42            96           223
                                             ------------- ------------ ------------
Loss before income taxes and
extraordinary item                               (1,361)      (22,227)       (8,584)
Income taxes (benefit)                              734          (142)          554
                                             ------------- ------------ ------------
Loss before extraordinary item                   (2,095)      (22,085)       (9,138)
Extraordinary item (less applicable income
taxes of $0)                                          -        (1,022)            -
                                             ------------- ------------ ------------
Net loss                                         (2,095)      (23,107)       (9,138)

Preferred stock dividends                        (9,790)       (6,655)       (3,776)
Amortization of preferred stock discount         (1,024)         (768)         (292)
                                             ------------- ------------ ------------
Net loss attributable to common shareholders  $ (12,909)    $ (30,530)   $  (13,206)
                                             ============= ============ ============


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                              BPC HOLDING CORPORATION

              CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                               (IN THOUSANDS OF DOLLARS)

                                   COMMON STOCK                  PREFERRED STOCK
                              ------------------------     -----------------------------
                               CLASS    CLASS    CLASS    CLASS   CLASS    CLASS     CLASS     TREASURY
                                  A       B        C        A      A-1       B         C        STOCK
                             --------------------------------------------------------------------------
Balance at January 2, 1999      $ 4      $ 2     $ -     $ 11,801  $  -    $ 5,000     $  -    $ (280)
                             -------- -------- --------  -------- -------- -------- --------- ---------

Net loss                          -        -       -            -      -          -       -         -

Sale of treasury stock            -        -       -            -      -          -       -        40
to management

Purchase treasury stock           -        -       -            -      -          -       -       (16)
from management

Translation loss                  -        -       -            -      -          -       -         -

Accrued dividends                 -        -       -            -      -          -       -         -
on preferred stock

Amortization of                   -        -       -          292      -          -       -         -
preferred stock
discount
                             -------- -------- --------  --------  -------- -------- --------- ---------

Balance at January 1, 2000        4        2       -       12,093      -      5,000       -      (256)

                             -------- -------- --------  --------  -------- -------- --------- ---------
Net loss                          -        -       -            -      -          -       -         -

Purchase treasury                 -        -       -            -      -          -       -      (149)
stock from management

Translation loss                  -        -       -            -      -          -       -         -

Stock-based                       -        -       -            -      -          -       -         -
compensation

Issuance of                       -        -       -            - 25,000          -       -         -
preferred stock

Issuance of                       -        -       -            - (5,875)         -       -         -
private warrants

Accrued dividends                 -        -       -            -      -          -       -         -
on preferred stock

Amortization                      -        -       -          293    475          -       -         -
of preferred stock
discount
                             -------- -------- --------  -------- --------  -------- --------- ---------
Balance at December 30, 2000      4        2       -       12,386 19,600      5,000       -      (405)
                             -------- -------- --------  -------- --------  -------- --------- ---------
Net loss                          -        -       -            -      -          -       -         -

Translation loss                  -        -       -            -       -         -       -         -

Stock-based                       -        -       -            -       -         -       -         -
compensation

Issuance of                       -        -       -            -       -         -   9,779         -
preferred stock

Issuance of                       -        -       -            -       -         -       -         -
common stock

Accrued dividends                 -        -       -            -       -         -       -         -
on preferred stock

Amortization                      -        -       -          292     732         -       -         -
of preferred stock
discount
                             -------- -------- --------  -------- -------- -------- --------- ---------
Balance at December 29, 2001    $ 4      $ 2     $ -      $12,678 $20,332    $5,000  $9,779     $(405)
                             ======== ======== ========  ======== ========  ======== ======== =========



                                                                 ACCUMULATED
                             ADDITIONAL               RETAINED      OTHER                COMPREHENSIVE
                              PAID-IN                 EARNINGS   COMPREHENSIVE    TOTAL     INCOME
                              CAPITAL   WARRANTS     (DEFICIT)       LOSS                   (LOSS)
                            --------------------------------------------------------------------------
Balance at January 2, 1999  $ 45,611      $ 3,511    $ (185,923)      $ (83)   $ (120,357)
                            ---------  -----------   ----------  -----------   ------------- ---------

Net loss                           -            -       (9,138)           -       (9,138)     (9,138)

Sale of treasury stock            16            -            -            -           56           -
to management

Purchase treasury stock            -            -            -            -          (16)          -
from management

Translation loss                   -            -            -         (240)        (240)       (240)

Accrued dividends             (3,776)           -            -            -       (3,776)          -
on preferred stock

Amortization of                 (292)           -            -            -            -           -
preferred stock
discount
                             ---------- ----------   ----------   -----------  -----------   ---------

Balance at January 1, 2000    41,559        3,511     (195,061)        (323)    (133,471)     (9,378)
                             ---------- ----------   ----------   -----------  -----------   =========

Net loss                           -            -      (23,107)           -      (23,107)   $(23,107)

Purchase treasury                  -            -            -            -         (149)          -
stock from management

Translation loss                   -            -            -         (520)        (520)       (520)

Stock-based                      905            -            -            -          905           -
compensation

Issuance of                        -            -            -            -        25,000          -
preferred stock

Issuance of                        -        5,875            -            -            -           -
private warrants

Accrued dividends             (6,655)           -            -            -       (6,655)          -
on preferred stock

Amortization                    (768)           -            -            -            -           -
of preferred stock
discount
                             ---------- ----------   ----------   -----------  -----------   ---------

Balance at December 30, 2000  35,041        9,386     (218,168)        (843)    (137,997)    (23,627)
                             ---------- ----------   ----------   -----------  -----------   =========

Net loss                           -            -       (2,095)           -       (2,095)     (2,095)

Translation loss                   -            -            -         (586)        (586)       (586)

Stock-based                      796            -            -            -          796           -
compensation

Issuance of                        -            -            -            -        9,779           -
preferred stock

Issuance of                      292            -            -            -          292           -
common stock

Accrued dividends             (9,790)           -            -            -       (9,790)          -
on preferred stock

Amortization                  (1,024)           -            -            -            -           -
of preferred stock
discount
                            ----------  ---------   ----------   -----------  -----------   ---------

Balance at December 29, 2001 $25,315      $ 9,386    $(220,263)     $(1,429)   $(139,601)    $(2,681)
                            ========== ==========   ==========   ===========  ===========   =========





SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (IN THOUSANDS OF DOLLARS)

                                                                YEAR ENDED
                                              ----------------------------------------------
                                                DECEMBER 29,    DECEMBER 30,    JANUARY 1,
                                                   2001            2000            2000
                                              --------------- --------------- --------------
OPERATING ACTIVITIES
Net loss                                         $(2,095)       $ (23,107)       $(9,138)
Adjustments to reconcile net loss to net
  cash provided by operating activities:
      Depreciation                                38,105           31,569         24,580
      Non-cash interest expense                   11,268           18,047         15,567
      Amortization                                12,802           10,579          7,215
      Non-cash compensation                          796              905              -
      Write-off of financing fees                      -            1,022              -
      Loss on sale of property and equipment         473              877          1,416
      Deferred income taxes                            -             (349)             6
      Changes in operating assets and
      liabilities:
        Accounts receivable, net                   2,869           (1,475)          (723)
        Inventories                               (4,017)           7,383         (7,746)
        Prepaid expenses and other receivables       (50)          (1,163)          (529)
        Other assets                              (2,000)               -            493
        Accounts payable and accrued expenses     (3,803)          (8,182)         4,860
                                              --------------- --------------- --------------
Net cash provided by operating activities         54,348           36,106         36,001

INVESTING ACTIVITIES
Additions to property and equipment              (32,834)         (31,530)       (30,738)
Proceeds from disposal of property and                93            1,666            529
equipment
Acquisitions of businesses                       (23,549)         (78,851)       (76,769)
                                              --------------- --------------- --------------
Net cash used for investing activities           (56,290)        (108,715)      (106,978)

FINANCING ACTIVITIES
Proceeds from long-term borrowings                15,606           80,032         90,435
Payments on long-term borrowings                 (24,088)         (31,543)       (16,340)
Purchase of treasury stock from management             -             (149)           (16)
Proceeds from issuance of preferred stock          9,779           25,000              -
and warrants
Proceeds from issuance of treasury stock               -                -             56
Proceeds from issuance of common stock               292                -              -
Debt issuance costs                               (1,009)          (1,303)        (3,000)
                                              --------------- --------------- --------------
Net cash provided by financing activities            580           72,037         71,135

Effect of exchange rate changes on cash              540               80             70
                                              --------------- --------------- --------------

Net increase (decrease) in cash and cash            (822)            (492)            228
equivalents

Cash and cash equivalents at beginning of          2,054            2,546           2,318
year
                                              --------------- --------------- --------------
Cash and cash equivalents at end of year         $ 1,232          $ 2,054          $2,546
                                              =============== =============== ==============

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


                          BPC HOLDING CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (IN THOUSANDS OF DOLLARS, EXCEPT AS OTHERWISE NOTED)

NOTE 1.  ORGANIZATION

BPC Holding Corporation ("Holding"), through its subsidiary Berry Plastics Corporation ("Berry" or the "Company") and its subsidiaries Berry Iowa Corporation, Berry Tri-Plas Corporation, Berry Sterling Corporation, Aerocon, Inc., PackerWare Corporation, Berry Plastics Design Corporation, Venture Packaging, Inc. and its subsidiaries Venture Packaging Midwest, Inc. and Berry Plastics Technical Services, Inc., NIM Holdings Limited and its subsidiary Berry Plastics U.K. Limited and its subsidiary Norwich Acquisition Limited, Knight Plastics, Inc., CPI Holding Corporation and its subsidiary Cardinal Packaging, Inc., Berry Plastics Acquisition Corporation II, Poly-Seal Corporation, Berry Plastics Acquisition Corporation III, CBP Holdings, S.r.l. and its subsidiaries Capsol S.p.a. and Ociesse S.r.l., and Pescor, Inc. manufactures and markets plastic packaging products through its facilities located in Evansville, Indiana; Henderson, Nevada; Iowa Falls, Iowa; Charlotte, North Carolina; Suffolk, Virginia; Lawrence, Kansas; Monroeville, Ohio; Norwich, England; Woodstock, Illinois; Streetsboro, Ohio; Baltimore, Maryland; Milan, Italy, and Fort Worth, Texas.

In connection with the acquisition of CPI Holding Corporation in July 1999, the Company acquired manufacturing facilities in Ontario, California and Minneapolis, Minnesota. The Ontario facility was closed in 1999, and all production was removed from the Minneapolis facility in 2000. Also in 2000, the Company closed its manufacturing facility in York, Pennsylvania. The business from these closed locations has been distributed throughout Berry's facilities.

Holding's fiscal year is a 52/53 week period ending generally on the Saturday closest to December 31. All references herein to "2001," "2000," and "1999," relate to the fiscal years ended December 29, 2001, December 30, 2000, and January 1, 2000, respectively.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION AND BUSINESS

The consolidated financial statements include the accounts of Holding and its subsidiaries, all of which are wholly owned. Intercompany accounts and transactions have been eliminated in consolidation. Holding, through its wholly owned subsidiaries, operates in three primary segments: containers, closures, and consumer products. The Company's customers are located principally throughout the United States, without significant concentration in any one region or with any one customer. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral.

Purchases of various densities of plastic resin used in the manufacture of the Company's products aggregated approximately $110.5 million in 2001. Dow Chemical Corporation is the largest supplier (approximately 31%) of the Company's total resin material requirements. The Company also uses other suppliers such as Chevron, ExxonMobil, Nova and Equistar to meet its resin requirements. The Company does not anticipate any material difficulty in obtaining an uninterrupted supply of raw materials at competitive prices in the near future. However, should a significant shortage of the supply of resin occur, changes in both the price and availability of the principal raw material used in the manufacture of the Company's products could occur and result in financial disruption to the Company.

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

Covenants not to compete are being amortized using the straight-line method over the respective lives of the agreements ranging from one to five years.

The costs in excess of net assets acquired represent the excess purchase price over the fair value of the net assets acquired in the original acquisition of Berry Plastics and subsequent acquisitions. These costs are being amortized using the straight-line method over a range of 15 to 20 years.

LONG-LIVED ASSETS

Holding evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on expected undiscounted cash flows attributed to that asset. The amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. Holding does not have any long-lived assets it considers to be impaired.

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

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES ("SFAS No. 133"), which the Company adopted at the beginning of fiscal 2001. This pronouncement establishes accounting and reporting standards for derivative financial instruments and hedging activities. SFAS No. 133 requires, among other things, the Company to recognize all derivatives as either assets or liabilities on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in its fair value will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through income or recognized in accumulated other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The adoption of SFAS No. 133 did not have a material effect on the earnings and financial position of the Company.

In June 2001, the FASB issued SFAS No. 141, BUSINESS COMBINATIONS and SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. These pronouncements significantly change the accounting for business combinations, goodwill, and intangible assets. SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations and further clarifies the criteria to recognize intangible assets separately from goodwill. The requirements of SFAS No. 141 are effective for any business combination that is completed after June 30, 2001. SFAS No. 142 states goodwill and indefinite lived intangible assets are no longer amortized but are reviewed for impairment annually (or more frequently if impairment indicators arise). Separable intangible assets that are deemed to have an indefinite life will continue to be amortized over their useful lives. The Company will adopt the provisions of SFAS Nos. 141 and 142 as of the beginning of fiscal 2002. Application of the nonamortization provisions of SFAS No. 142 is expected to result in an increase in net income (or decrease in net loss) of approximately $10.5 million per year based on goodwill related to acquisitions prior to the new rules. Further, during fiscal year 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets and has not yet determined the impact of the results of these tests on the earnings and financial position of the Company. Any goodwill or other intangible asset impairment losses recognized from the initial impairment test are required to be reported as a cumulative effect of a change in accounting principle in the Company's financial statements.

In October 2001, the FASB issued SFAS No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS. This statement addresses the financial accounting and reporting for the impairment and disposal of long-lived assets. It supercedes and addresses significant issues relating to the implementation of SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. SFAS No. 144 retains many of the fundamental provisions of SFAS No. 121 and establishes a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. The Company will adopt this standard as of the beginning of fiscal 2002. The application of SFAS No. 144 is not expected to have a material impact on the Company's results of operations and financial position.

NOTE 3.  ACQUISITIONS

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

On May 14, 2001, Berry acquired all of the outstanding capital stock of Pescor Plastics, Inc. ("Pescor") for aggregate consideration of approximately $24.8 million. The purchase was financed through the issuance by Holding of $9.8 million of 14% preferred stock and additional borrowings under the senior credit facility. The operations of Pescor are included in Berry's operations since the acquisition date using the purchase method of accounting. The fair value of the net assets acquired was based on preliminary estimates and may be revised at a later date.

The pro forma results  listed  below  are  unaudited  and  reflect purchase
accounting   adjustments   assuming   the  Poly-Seal,  Capsol,  and  Pescor
acquisitions occurred at the beginning of each fiscal year presented.

                                                   YEAR ENDED
                                         -------------------------------
                                           DECEMBER 29,   DECEMBER 30,
                                              2001           2000
                                         --------------- ---------------
Pro forma net sales                       $ 474,112        $ 459,657
Pro  forma  loss  before  extraordinary      (2,663)         (29,603)
 item
Pro forma net loss                           (2,663)         (30,625)

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

NOTE 4.  INTANGIBLE ASSETS

Intangible assets consist of the following:

                                                       DECEMBER 29,  DECEMBER 30,
                                                          2001          2000
                                                      -------------  ------------
    Deferred financing fees                             $ 20,894        $19,621
    Covenants not to compete                               7,376          9,997
    Excess of cost over net assets acquired              146,494        131,775
    Accumulated amortization                             (44,411)       (32,903)
                                                      -------------  ------------
                                                        $130,353       $128,490
                                                      =============  ============


Excess of cost over net assets acquired increased primarily due to the acquisition of Pescor in 2001.

NOTE 5.  LONG-TERM DEBT

Long-term debt consists of the following:

                                         DECEMBER 29,     DECEMBER 30,
                                            2001              2000
                                         ------------     ------------
Holding 12.50% Senior Secured Notes       $135,714           $127,282
Berry 12.25% Senior Subordinated Notes     125,000            125,000
Berry 11% Senior Subordinated Notes         75,000             75,000
Term loans                                  54,596             75,607
Revolving lines of credit                   49,053             35,447
Second Lien Senior Credit Facility          25,000             25,000
Nevada Industrial Revenue Bonds              3,000              3,500
Capital leases                              18,131              1,435
Debt premium, net                              387                535
                                         ------------     ------------
                                           485,881            468,806
Less current portion of long-term debt      22,292             23,232
                                         ------------     ------------
                                          $463,589           $445,574
                                         ============     ============


HOLDING 12.50% SENIOR SECURED NOTES

On June 18, 1996, Holding, as part of a recapitalization (see Note 9), issued 12.50% Senior Secured Notes due 2006 for net proceeds, after expenses, of approximately $100.2 million (or $64.6 million after deducting the amount of such net proceeds used to purchase marketable securities available for payment of interest on the notes). These notes were exchanged in October 1996 for the 12.50% Series B Senior Secured Notes due 2006 (the "1996 Notes"). Interest is payable semi-annually on June 15 and December 15 of each year. In addition, from December 15, 1999 until June 15, 2001, Holding paid interest, at an increased rate of 0.75% per annum, in additional 1996 Notes valued at 100% of the principal amount thereof. Holding issued an additional approximately $30.7 million ($8.4 million in 2001 and $15.3 million in 2000) aggregate principal amount of 1996 Notes in satisfaction of its interest obligation.

The 1996 Notes rank senior in right of payment to all existing and future subordinated indebtedness of Holding, including Holding's subordinated guarantee of all of Berry's Senior Subordinated Notes and PARI PASSU in right of payment with all senior indebtedness of Holding. The 1996 Notes are effectively subordinated to all existing and future senior indebtedness of Berry, including borrowings under the senior credit facility, second lien senior credit facility, and the Nevada Industrial Revenue Bonds.

BERRY 12.25% SENIOR SUBORDINATED NOTES

On April 21, 1994, Berry completed an offering of 100,000 units consisting of $100.0 million aggregate principal amount of 12.25% Berry Plastics Corporation Senior Subordinated Notes, due 2004 (the "1994 Notes") and 100,000 warrants to purchase 1.13237 shares of Class A Common Stock, $.00005 par value (collectively the "1994 Transaction"), of Holding. The net proceeds to Berry from the sale of the 1994 Notes, after expenses, were $93.0 million. On August 24, 1998, Berry completed an additional offering of $25.0 million aggregate principal amount of 12.25% Series B Senior Subordinated Notes due 2004 (the "1998 Notes"). The net proceeds to Berry from the sale of the 1998 Notes, after expenses, were $25.2 million. The 1994 Notes and 1998 Notes mature on April 15, 2004 and interest is payable semi-annually on October 15 and April 15 of each year and commenced on October 15, 1994 and October 15, 1998 for the 1994 Notes and 1998 Notes, respectively. Holding and all of Berry's subsidiaries fully, jointly, severally, and unconditionally guarantee on a senior subordinated basis the 1994 Notes and 1998 Notes. There are no nonguarantor subsidiaries. Berry and all of Berry's subsidiaries are 100% owned by Holding. Separate narrative information or financial statements of guarantor subsidiaries have not been included as management believes they would not be material to investors (see Note 13).

Berry is not required to make mandatory redemption or sinking fund payments with respect to the 1994 Notes and 1998 Notes. The 1994 Notes and 1998 Notes may be redeemed at the option of Berry, in whole or in part, at 102.042% through April 14, 2002 and 100% on April 15, 2002 and thereafter. Upon a change in control, as defined in the indenture entered into in connection with the 1994 Transaction (the "1994 Indenture") and the 1998 Transaction ("1998 Indenture"), each holder of notes will have the right to require Berry to repurchase all or any part of such holder's notes at a repurchase price in cash equal to 101% of the aggregate principal amount thereof plus accrued interest.

The 1994 Notes and 1998 Notes rank PARI PASSU with or senior in right of payment to all existing and future subordinated indebtedness of Berry. The notes rank junior in right of payment to all existing and future senior indebtedness of Berry, including borrowings under the senior credit facility, second lien senior credit facility, and the Nevada Industrial Revenue Bonds.

The 1994 Indenture and 1998 Indenture contain certain covenants which, among other things, limit Berry and its subsidiaries' ability to incur debt, merge or consolidate, sell, lease or transfer assets, make dividend payments and engage in transactions with affiliates.

BERRY 11% SENIOR SUBORDINATED NOTES

On July 6, 1999, Berry completed an offering of $75.0 million aggregate principal amount of 11% Berry Plastics Corporation Senior Subordinated Notes, due 2007 (the "1999 Notes"). The net proceeds to Berry from the sale of the 1999 Notes, after expenses, were $72.0 million. The 1999 Notes mature on July 15, 2007 and interest is payable semi-annually on January 15 and July 15 of each year and commenced on January 15, 2000. Holding and all of Berry's subsidiaries fully, jointly, and severally, and unconditionally guarantee on a senior subordinated basis the 1999 Notes. There are no nonguarantor subsidiaries.

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

CREDIT FACILITY

The Company has a financing and security agreement (the "Financing Agreement") with a syndicate of lenders led by Bank of America for a senior secured credit facility (the "Credit Facility"). The Financing Agreement amended the prior agreement as additional funds were made available in connection with the acquisition of Poly-Seal. The amendment resulted in an extraordinary charge in fiscal 2000 of $1.0 million of deferred financing costs associated with the Financing Agreement and the prior financing agreement. As of December 29, 2001, the Credit Facility provides the Company with (i) a $80.0 million revolving line of credit ("US Revolver"), subject to a borrowing base formula, (ii) a $2.2 million (using the December 29, 2001 exchange rate) revolving line of credit denominated in British Sterling in the U.K. ("UK Revolver"), subject to a separate borrowing base formula, (iii) a $52.6 million term loan facility, (iv) a $2.0 million (using the December 29, 2001 exchange rate) term loan facility denominated in British Sterling in the U.K. ("UK Term Loan") and (v) a $3.2 million standby letter of credit facility to support the Company's and its subsidiaries' obligations under the Nevada Bonds. At December 29, 2001, the Company had unused borrowing capacity under the Credit Facility's revolving line of credit of approximately $17.7 million. The indebtedness under the Credit Facility is guaranteed by Holding and all of its subsidiaries (other than its subsidiaries in the United Kingdom and Italy). The obligations of the Company and the subsidiaries under the Credit Facility and the guarantees thereof are secured by substantially all of the assets of such entities.

CBP Holdings, S.r.l. has a revolving credit facility (the "Italy Revolver") from Bank of America for $12.0 million (using the December 29, 2001 exchange rate) denominated in Euros. Bank of America also extends working capital financing (the "Italy Working Capital Line") of up to $1.5 million (using the December 29, 2001 exchange rate) denominated in Euros. The full amount available under the Italy Revolver and the Italy Working Capital Line are applied to reduce amounts available under the US Revolver, as does the outstanding balance under the UK Revolver.

The Credit Facility matures on January 21, 2004 unless previously terminated by the Company or by the lenders upon an Event of Default as defined in the Financing Agreement. The term loan facility requires periodic payments, varying in amount, through the maturity of the facility. Interest on borrowings under the Credit Facility is based on either (i) the lender's base rate (which is the higher of the lender's prime rate and the federal funds rate plus 0.5%) plus an applicable margin of 0.25% to 1.0% or
(ii) eurodollar LIBOR (adjusted for reserves) plus an applicable margin of 2.25% to 3.0%, at the Company's option (4.4% at December 29, 2001 and 8.9% at December 30, 2000). Following receipt of the quarterly financial statements, the agent under the Credit Facility shall change the applicable interest rate margin on loans (other than under the UK Revolver and UK Term
Loan) once per quarter to a specified margin determined by the ratio of funded debt to EBITDA of the Company and its subsidiaries. Notwithstanding the foregoing, interest on borrowings under the UK Revolver and the UK Term Loan is based on sterling LIBOR (adjusted for reserves) plus 2.25% and 2.75%, respectively. Interest on borrowings under the Italy Revolver and the Italy Working Capital Line is based on EURIBOR plus 2.0%.

The Credit Facility contains various covenants that include, among other things: (i) maintenance of certain financial ratios and compliance with certain financial tests and limitations, (ii) limitations on the issuance of additional indebtedness and (iii) limitations on capital expenditures.

SECOND LIEN SENIOR CREDIT FACILITY

On July 17, 2000, Berry obtained a second lien senior credit facility from General Electric Capital Corporation for an aggregate principal amount of $25.0 million (the "Second Lien Senior Facility"), resulting in net proceeds of $24.3 million after fees and expenses. The proceeds were utilized to reduce amounts then outstanding under the US Revolver. The indebtedness is guaranteed by Holding and all of its subsidiaries (other than its subsidiaries in the United Kingdom and Italy). The Second Lien Senior Facility is secured by a second priority lien on substantially the same collateral as the collateral for the Credit Facility.

The $25.0 million principal amount is due upon the Second Lien Senior Facility's maturity on January 21, 2004. Interest is based on either (i) the lender's base rate (which is the higher of the prime rate and the federal funds rate plus 0.5%) plus an applicable margin of 3.25% or (ii) eurodollar LIBOR (adjusted for reserves) plus an applicable margin of 4.75%, at the Company's option (6.8% at December 29, 2001 and 11.1% at December 30, 2000). The covenants under the Second Lien Senior Facility are substantially the same as those in the Credit Facility.

NEVADA INDUSTRIAL REVENUE BONDS

The Nevada Industrial Revenue Bonds bear interest at a variable rate (1.7% at December 29, 2001 and 5.0% at December 30, 2000), require annual principal payments of $0.5 million on April 1, are collateralized by irrevocable letters of credit issued by Bank of America under the Credit Facility and mature in April 2007.

OTHER

Future  maturities of long-term debt are as follows:  2002, $22,292;  2003,
$15,975;   2004,   $223,916;  2005,  $2,682;  2006,  $137,347  and  $83,282
thereafter.

Interest paid was $44,171,  $32,836, and $29,759, for 2001, 2000, and 1999,
respectively. Interest capitalized was $589, $1,707, and $1,447, for 2001, 2000, and 1999, respectively.

NOTE 6.  LEASE AND OTHER COMMITMENTS

Certain property and equipment are leased using capital and operating leases. In 2001, Berry entered into various capital lease obligations with no immediate cash flow effect resulting in capitalized property and
equipment  of  $18,737.   Total  capitalized  lease  property  consists  of
manufacturing equipment and a building with a cost of $22,342 and $3,589 and related accumulated amortization of $3,442 and $1,483 at December 29, 2001 and December 30, 2000, respectively. Capital lease amortization is included in depreciation expense. Total rental expense from operating leases was approximately $8,292, $9,183, and $7,282 for 2001, 2000, and 1999, respectively.

Future minimum lease payments for capital leases and noncancellable operating leases with initial terms in excess of one year are as follows:

                                                 AT DECEMBER 29, 2001
                                               ------------------------
                                                 CAPITAL     OPERATING
                                                  LEASES      LEASES
                                               -----------  -----------
    2002                                          $ 4,627     $ 7,594
    2003                                            3,708       5,521
    2004                                            3,465       5,000
    2005                                            2,320       3,234
    2006                                            1,611       1,985
    Thereafter                                      5,454         731
                                               -----------  -----------
                                                   21,185     $24,065
    Less:  amount representing interest            (3,054)  ===========
                                               -----------
    Present value of net minimum lease payments  $ 18,131
                                               ===========

NOTE 7.  INCOME TAXES

For financial reporting purposes, income (loss) before income taxes and extraordinary item, by tax jurisdiction, is comprised of the following:

                     DECEMBER 29,      DECEMBER 30,       JANUARY 1,
                        2001              2000               2000
                     ------------      ------------      ------------
United States         $  5,046           $ (18,506)          $ (8,105)
Foreign                 (6,407)             (3,721)              (479)
                     ------------      ------------      ------------
                      $ (1,361)          $ (22,227)          $ (8,584)
                     ============      ============      ============


Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax liabilities and assets are as follows:

                                                         DECEMBER 29,  DECEMBER 30,
                                                            2001          2000
                                                         ------------  ------------
Deferred tax assets:
     Allowance for doubtful accounts                       $   654      $    565
     Inventory                                               1,422         1,481
     Compensation and benefit accruals                       2,871         2,412
     Insurance reserves                                        657           628
     Net operating loss carryforwards                       14,102        17,214
     Alternative minimum tax (AMT) credit carryforwards      3,055         3,055
                                                         ------------  ------------
     Total deferred tax assets                              22,761        25,355
  Valuation allowance                                       (3,629)       (6,607)
                                                         ------------  ------------
     Deferred tax assets, net of valuation allowance        19,132        18,748

Deferred tax liabilities:
    Depreciation and amortization                           19,621        19,239
                                                         ------------  ------------
Net deferred tax liability                                  $ (489)        $(491)
                                                         ============  ============


Income tax expense (benefit) consists of the following:

                                            DECEMBER 29,  DECEMBER 30,   JANUARY 1,
                                               2001          2000           2000
                                           ------------- -------------  -----------
Current
  Federal                                    $ 154           $   -          $   -
  Foreign                                      125               -             80
  State                                        455             207            468
Deferred
  Federal                                        -               -              -
  Foreign                                        -            (349)             6
  State                                          -               -              -
                                           ------------- -------------  -----------
Income tax expense (benefit)                 $ 734          $ (142)         $ 554
                                           ============= =============  ===========


Holding has unused operating loss carryforwards of approximately $37.7 million for federal and state income tax purposes which begin to expire in 2010. AMT credit carryforwards are available to Holding indefinitely to reduce future years' federal income taxes.

Income taxes paid during 2001, 2000, and 1999 approximated $314, $329, and $860, respectively.

A reconciliation of income tax expense (benefit), computed at the federal statutory rate, to income tax expense, as provided for in the financial statements, is as follows:

                                                             YEAR ENDED
                                             ----------------------------------------
                                               DECEMBER 29, DECEMBER 30,   JANUARY 1,
                                                  2001         2000          2000
                                             -------------- ------------- -----------
  Income tax expense (benefit) computed at       $ (463)      $  (7,557)   $ (2,919)
  statutory rate
  State income tax expense, net of federal          795            (403)        309
  benefit
  Amortization of goodwill                        2,399           2,262       1,292
  Expenses not deductible for income tax             36             119         248
  purposes
  Change in valuation allowance                  (2,978)          5,340       1,773
  Other                                             945              97        (149)
                                             -------------- ------------- -----------
Income tax expense (benefit)                      $ 734          $ (142)    $   554
                                             ============== ============= ===========



NOTE 8.  EMPLOYEE RETIREMENT PLANS

Berry sponsors a defined contribution 401(k) retirement plan covering substantially all employees. Contributions are based upon a fixed dollar amount for employees who participate and percentages of employee contributions at specified thresholds. Contribution expense for this plan was approximately $1,349, $1,301, and $1,057, for 2001, 2000, and 1999,
respectively.

       NOTE 9.  STOCKHOLDERS' EQUITY

COMMON STOCK

On June 18, 1996, Holding consummated the transaction described below (the "1996 Transaction"). BPC Mergerco, Inc. ("Mergerco"), a wholly owned subsidiary of Holding, was organized by Atlantic Equity Partners International II, L.P. ("International"), J.P. Morgan Partners (SBIC), LLC (formerly known as Chase Venture Capital Associates, L.P.) ("JPMP(SBIC)"), and certain other institutional investors to effect the acquisition of a majority of the outstanding capital stock of Holding. Pursuant to the terms of a Common Stock Purchase Agreement dated as of June 12, 1996 each of International, JPMP(SBIC) and certain other equity investors (collectively the "Common Stock Purchasers") subscribed for shares of common stock of Mergerco. In addition, pursuant to the terms of a Preferred Stock Purchase Agreement dated as of June 12, 1996 (the "Preferred Stock Purchase Agreement"), JPMP(SBIC) and an additional institutional investor (the "Preferred Stock Purchasers") purchased shares of preferred stock of Mergerco (the "Preferred Stock") and warrants (the "1996 Warrants") to purchase shares of common stock of Mergerco. Immediately after the purchase of the common stock, the preferred stock and the 1996 Warrants of Mergerco, Mergerco merged (the "Merger") with and into Holding, with Holding being the surviving corporation. Upon the consummation of the
Merger: each share of the Class A Common Stock, $.00005 par value, and Class B Common Stock, $.00005 par value, of Holding and certain privately-held warrants exercisable for such Class A and Class B Common Stock were converted into the right to receive cash equal to the purchase price per share for the common stock into which such warrants were exercisable less the amount of the nominal exercise price therefor, and all other classes of common stock of Holding, a majority of which was held by certain members of management, were converted into shares of common stock of the surviving corporation. In addition, upon the consummation of the Merger, the holders of the warrants (the "1994 Warrants") to purchase capital stock of Holding that were issued in connection with the 1994 Transaction became entitled to receive cash equal to the purchase price per share for the common stock into which such warrants were exercisable less the amount of the exercise price therefor. The Company's common stock shareholders who held common stock immediately preceding the 1996 Transaction retained 78% of the common stock.

The authorized capital stock of Holding consists of 4,814,000 shares of capital stock, including 2,500,000 shares of Common Stock, $.01 par value (the "Holding Common Stock"). Of the 2,500,000 shares of Holding Common Stock, 500,000 shares are designated Class A Voting Common Stock (the "Class A Voting Stock"), 500,000 shares are designated Class A Nonvoting Common Stock (the "Class A Nonvoting Stock"), 500,000 shares are designated Class B Voting Common Stock (the "Class B Voting Stock"), 500,000 shares are designated Class B Nonvoting Common Stock (the "Class B Nonvoting Stock"), and 500,000 shares are designated Class C Nonvoting Common Stock (the "Class C Nonvoting Stock").

PREFERRED STOCK AND WARRANTS

In June 1996, for aggregate consideration of $15.0 million, Holding issued units (the "Units") comprised of Series A Senior Cumulative Exchangeable Preferred Stock, par value $.01 per share (the "Preferred Stock"), and detachable warrants to purchase shares of Class B Common Stock (voting and non-voting) constituting 6% of the issued and outstanding Common Stock of all classes, determined on a fully-diluted basis (the "Warrants").

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

The Preferred Stock ranks prior to all other classes of stock of Holding upon liquidation and is entitled to receive, out of assets available for distribution, cash in the aggregate amount of $15.0 million, plus all accrued and unpaid dividends thereon. Subject to the terms of the 1996 Indenture, on any Dividend Payment Date, Holding has the option of exchanging the Preferred Stock, in whole but not in part, for Senior Subordinated Exchange Notes, at the rate of $25 in principal amount of notes for each $25 of liquidation preference of Preferred Stock held; provided, however, that no shares of Preferred Stock may be exchanged for so long as any shares of Preferred Stock are held by JPMP(SBIC) or its affiliates. Upon such exchange, Holding will be required to pay in cash all accrued and unpaid dividends.

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

In conjunction with the acquisition of Venture Packaging, Inc. in 1997, Holding authorized and issued 200,000 shares of Series B Cumulative Preferred Stock to certain selling shareholders of Venture Packaging, Inc. The Preferred Stock has a stated value of $25 per share, and dividends accrue at a rate of 14.75% per annum and will accumulate until declared and paid. The Preferred Stock ranks junior to the Series A Preferred Stock and prior to all other capital stock of Holding. In addition, Warrants to purchase 9,924 shares of Class B Non-Voting Common Stock at $108 per share were issued to the same selling shareholders of Venture Packaging, Inc. Additional warrants to purchase 386 shares of Class B Non-Voting Common Stock at $108 per share were issued in fiscal 2000 to the same selling shareholders of Venture Packaging, Inc.

In connection with the Poly-Seal acquisition in 2000, Holding issued 1,000,000 shares of Series A-1 Preferred Stock to JPMP(SBIC) and The
Northwestern Mutual Life Insurance Company (collectively, the "Purchasers"). The Series A-1 Preferred Stock has a stated value of $25 per share, and dividends accrue at a rate of 14% per annum and will accumulate until declared and paid. The Series A-1 Preferred Stock ranks pari-passu to the Series A Preferred Stock and prior to all other capital stock of Holding. In addition, Warrants to purchase an aggregate of 25,997 shares of Class B Non-Voting Common Stock at $0.01 per share were issued to the Purchasers.

In connection with the Pescor acquisition on May 14, 2001, Holding issued 13,168 shares of Series C Preferred Stock, as defined below, to certain selling shareholders of Pescor. The Series C Preferred Stock is comprised of 3,063 shares of Series C-1 Preferred Stock, 1,910 shares of Series C-2 Preferred Stock, 2,135 shares of Series C-3 Preferred Stock, 3,033 shares of Series C-4 Preferred Stock, and 3,027 shares of Series C-5 Preferred Stock. The Series C Preferred Stock has stated values ranging from $639 per share to $1,024 per share, and dividends accrue at a rate of 14% per annum and will accumulate until declared and paid. The Series C Preferred Stock ranks junior to the other preferred stock of Holding and prior to all other capital stock of Holding. In addition, the holders of the Series C Preferred have options beginning on December 31, 2001 to convert the Series C Preferred Stock to Series D Preferred Stock and Class B Nonvoting Common Stock.

STOCK OPTION PLAN

Pursuant to the provisions of the BPC Holding Corporation 1996 Stock Option Plan (the "Option Plan") as amended, whereby 76,620 shares have been reserved for issuance, Holding has granted options to certain officers and key employees to acquire shares of Class B Nonvoting Common Stock. These options are subject to various agreements, which among other things, set forth the class of stock, option price and performance thresholds to determine exercisability and vesting requirements. The Option Plan expires October 3, 2003 or such earlier date on which the Board of Directors of Holding, in its sole discretion, determines. Option prices range from $100 to $226 per share. Options granted under the Option Plan typically expire after seven years and vest over a five-year period with half of each person's award based on continued employment and half based on the Company achieving financial performance targets.

Financial Accounting Standards Board Statement 123, ACCOUNTING FOR STOCK-BASED COMPENSATION ("Statement 123"), prescribes accounting and reporting standards for all stock-based compensation plans. Statement 123 provides that companies may elect to continue using existing accounting requirements for stock-based awards or may adopt a new fair value method to determine their intrinsic value. Holding has elected to continue following Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES ("APB 25") to account for its employee stock options. Under APB 25, because the exercise price of Holding's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized at the grant date.

Information related to the Option Plan is as follows:

                                             DECEMBER 29,     DECEMBER 30,       JANUARY 1,
                                                2001             2000               2000
                                          -----------------  ---------------- ----------------
                                                  Weighted          Weighted         Weighted
                                           Number  Average   Number  Average  Number  Average
                                             Of   Exercise     Of   Exercise    Of   Exercise
                                           Shares   Price    Shares   Price   Shares   Price
                                          -----------------  ---------------- ----------------
  Options outstanding,                     60,774   $132      51,479   $107    50,729    $105
  beginning of year
  Options granted                          10,975    226      16,225    226     1,500     170
  Options exercised                        (2,713)   107           -      -         -       -
  Options canceled                         (8,616)   116      (6,930)   158      (750)    115
                                          ---------          ---------        --------
  Options outstanding,                     60,420    155      60,774    132    51,479     107
  end of year                             =========          =========        ========

  Option price range at end of year         $100 - $226       $100 - $226      $100 - $170
  Options exercisable at end of year          39,487             34,641           30,091
  Options available for grant at year end     13,487             15,846             141
  Weighted average fair value of options
  granted during year                          $226               $226             $170


 The following table summarizes information about the options outstanding at December 29, 2001:



                                             Weighted      Weighted        Number
                                             Average       Average       Exercisable
  Range of                                   Remaining     Exercise          at
  Exercise          Number Outstanding       Contractual   Price         December 29,
  Prices           At December 29, 2001        Life                          2001
---------------------------------------------------------------------------------------
 $100 - $122           32,880                 1 year        $104           32,880
 $170 - $226           27,540                 5 years       $215            6,607


Disclosure of pro forma financial information is required by Statement 123 as if Holding had accounted for its employee stock options using the fair value method as defined by the Statement. The fair value for options granted by Holding have been estimated at the date of grant using a Black Scholes option pricing model with the following weighted average assumptions:

                                           YEAR ENDED
                             -------------------------------------------
                               DECEMBER 29, DECEMBER 30,  JANUARY 1,
                                 2001          2000         2000
                             -------------- ------------- --------------
  Risk-free interest rate        5.5%          6.5%            7.0%
  Dividend yield                 0.0%          0.0%            0.0%
  Volatility factor              .28           .20             .19
  Expected option life           6.5 years     6.5 years       5.0 years


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

                                       YEAR ENDED
                       ----------------------------------------------
                        DECEMBER 29,     DECEMBER 30,       JANUARY 1,
                           2001             2000              2000
                        -------------   ---------------   ------------

  Pro forma net loss     $ (2,700)        $ (23,514)        $ (9,400)

STOCKHOLDERS AGREEMENTS

Holding entered into a stockholders agreement (the "Stockholders Agreement") dated as of June 18, 1996, as amended with the Common Stock Purchasers, certain management stockholders and, for limited purposes thereunder, the Preferred Stock Purchasers. The Stockholders Agreement grants certain rights including, but not limited to, designation of members of Holding's Board of Directors, the initiation of an initial public offering of equity securities of the Company or a sale of Holding. The agreement also restricts certain transfers of Holding's equity.

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

NOTE 10.  RELATED PARTY TRANSACTIONS

First Atlantic Capital, Ltd. ("First Atlantic") is engaged by International to provide certain financial and management consulting services for which it receives annual fees. The Company is party to a management agreement (the "Management Agreement") with First Atlantic. Pursuant to the Management Agreement, First Atlantic received advisory fees of approximately $690, $580, $139, and $250 in July 1999, May 2000, March 2001, and June 2001, respectively, for originating, structuring and negotiating the acquisitions of CPI Holding Corporation, Poly-Seal, Capsol, and Pescor, respectively.

In consideration of financial advisory and management consulting services, the Company paid First Atlantic fees and expenses of $756, $821, and $792 for fiscal 2001, 2000, and 1999, respectively.

NOTE 11.  FAIR VALUE OF FINANCIAL INSTRUMENTS INFORMATION

Holding's and the Company's financial instruments generally consist of cash and cash equivalents and long-term debt. The carrying amounts of Holding's and the Company's financial instruments approximate fair value at December 29, 2001, except for the 1998 Notes and 1996 Notes for which the fair value was below the carrying value by approximately $0.5 million and $2.7 million, respectively, and the 1994 Notes and 1999 Notes for which the fair value exceeded the carrying value by $0.7 million and $3.0 million, respectively.

NOTE 12.  OPERATING SEGMENTS

The Company  has  three  reportable  segments:  containers,  closures,  and consumer products. The Company evaluates performance and allocates resources based on operating income before depreciation and amortization of intangibles adjusted to exclude (i) non-cash compensation, (ii) other non-recurring or "one-time" expenses, and (iii) management fees and reimbursed expenses paid to First Atlantic ("Adjusted EBITDA"). One-time expenses represent non-recurring expenses that primarily relate to recently acquired businesses and plant consolidations. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

                                                             YEAR ENDED
                                            -----------------------------------------
                                             DECEMBER 29,   DECEMBER 30,    JANUARY 1,
                                                2001           2000            2000
                                            -------------- ------------- -------------
Net sales:
  Containers                                   $234,441     $ 231,209        $188,696
  Closures                                      132,384       112,202          81,035
  Consumer Products                              94,834        64,677          59,103

Adjusted EBITDA:
  Containers                                     63,997        47,578          41,303
  Closures                                       28,444        23,646          20,476
  Consumer Products                              18,411         9,167           9,762

Total assets:
  Containers                                    204,001       189,129         147,931
  Closures                                      158,009       178,768         133,230
  Consumer Products                              84,866        45,225          59,646

 Reconciliation  of  Adjusted  EBITDA to loss
 before income taxes and extraordinary item:
    Adjusted EBITDA for reportable segments    $110,852     $  80,391        $ 71,541
    Net interest expense                        (54,355)      (51,457)        (40,817)
    Depreciation                                (38,105)      (31,569)        (24,580)
    Amortization                                (12,802)      (10,579)         (7,215)
    Loss on disposal of property and equipment     (473)         (877)         (1,416)
    One-time expenses                            (5,045)       (6,804)         (5,224)
    Non-cash compensation                          (796)         (459)              -
    Management fees                                (637)         (873)           (873)
                                            -------------- ------------- -------------
 Loss before income taxes and
    extraordinary item                          $(1,361)     $(22,227)        $(8,584)
                                            ============== ============= =============



NOTE  13.  CONDENSED CONSOLIDATING FINANCIAL INFORMATION (IN THOUSANDS)

Holding conducts its business through its wholly owned subsidiary, Berry. Holding and all of Berry's subsidiaries fully, jointly, severally, and unconditionally guarantee on a senior subordinated basis the 1994 Notes, 1998 Notes, and 1999 Notes issued by Berry. There are no nonguarantor subsidiaries with respect to the notes issued by Berry. Holding's 1996 Notes are not guaranteed by Berry or any of Berry's wholly owned subsidiaries. The 1994 Indenture, 1998 Indenture, and 1999 Indenture restrict, and the Credit Facility prohibits, Berry's ability to pay any dividend or make any distribution of funds to Holding to satisfy interest and other obligations on Holding's 1996 Notes. Berry and all of Berry's subsidiaries are 100% owned by Holding. Separate narrative information or financial statements of guarantor subsidiaries have not been included as management believes they would not be material to investors. Presented below is condensed consolidating financial information for Holding, Berry, and its subsidiaries at December 29, 2001 and December 30, 2000 and for the fiscal years ended December 29, 2001, December 30, 2000, and January 1, 2000. The equity method has been used with respect to investments in subsidiaries.

                                                    DECEMBER 29, 2001
                              ----------------------------------------------------------------------
                                   BPC          Berry
                                  Holding      Plastics      Combined
                                 Corporation  Corporation    Guarantor    Consolidating
                                  (PARENT)     (ISSUER)    SUBSIDIARIES   ADJUSTMENTS   CONSOLIDATED
                              --------------- ----------- -------------- -------------- ------------
CONSOLIDATING BALANCE SHEETS

Current assets                   $   440         $32,459      $ 78,293     $       -      $111,192
Net property and equipment             -          71,437       131,780             -       203,217
Other noncurrent assets           23,980         289,764       109,632      (290,909)      132,467
                              --------------- ----------- -------------- -------------- ------------
Total assets                     $24,420        $393,660      $319,705     $(290,909)     $446,876
                              =============== =========== ============== ============== ============

Current liabilities              $   861        $ 60,212      $ 30,792     $       -      $ 91,865
Noncurrent liabilities           163,160         311,574       345,799      (325,921)      494,612
Equity (deficit)                (139,601)         21,874       (56,886)       35,012      (139,601)
                              --------------- ----------- -------------- -------------- ------------
Total liabilities and
equity (deficit)                $ 24,420        $393,660      $319,705     $(290,909)     $446,876
                              =============== =========== ============== ============== ============


                                                     DECEMBER 30, 2000
                              ----------------------------------------------------------------------
                                   BPC          Berry
                                  Holding      Plastics      Combined
                                 Corporation  Corporation    Guarantor    Consolidating
                                  (PARENT)     (ISSUER)    SUBSIDIARIES   ADJUSTMENTS   CONSOLIDATED
                              --------------- ----------- -------------- -------------- ------------
Consolidating Balance Sheets

Current assets                   $   220        $  32,290    $  72,192         $   -      $104,702
Net property and equipment             -           55,221      124,583             -       179,804
Other noncurrent assets            8,226          267,840      113,455      (260,905)      128,616
                              --------------- ----------- -------------- -------------- ------------
Total assets                     $ 8,446         $355,351     $310,230     $(260,905)     $413,122
                              =============== =========== ============== ============== ============

Current liabilities              $   661         $ 50,968    $  32,603     $       -      $ 84,232
Noncurrent liabilities           144,938          299,694      312,691      (290,436)      466,887
Equity (deficit)                (137,153)           4,689      (35,064)       29,531      (137,997)
                              --------------- ----------- -------------- -------------- ------------
Total liabilities
and equity (deficit)             $ 8,446         $355,351    $ 310,230     $(260,905)    $ 413,122
                              =============== =========== ============== ============== ============



                                                    YEAR ENDED DECEMBER 29,2001
                               ----------------------------------------------------------------------
                                   BPC          Berry
                                  Holding      Plastics      Combined
                                 Corporation  Corporation    Guarantor    Consolidating
                                  (PARENT)     (ISSUER)    SUBSIDIARIES   ADJUSTMENTS   CONSOLIDATED
                              --------------- ----------- -------------- -------------- ------------
CONSOLIDATING STATEMENTS OF OPERATIONS

Net sales                          $    -       $159,783       $301,876        $     -     $461,659
Cost of goods sold                      -        103,867        234,133              -      338,000
                              --------------- ----------- -------------- -------------- ------------
Gross margin                            -         55,916         67,743              -      123,659
Operating expenses                    924         23,113         46,155              -       70,192
                              --------------- ----------- -------------- -------------- ------------
Operating income (loss)              (924)        32,803         21,588              -       53,467
Other expenses                          -             46            427              -          473
Interest expense, net              17,469          7,277         29,609              -       54,355
Income taxes (benefit)             (8,307)         8,682            359              -          734
Equity in net (income)
 loss from subsidiary              (7,991)         8,807              -           (816)           -
                              --------------- ----------- -------------- -------------- ------------
Net income (loss)                 $(2,095)       $ 7,991        $(8,807)          $816      $(2,095)
                              =============== =========== ============== ============== ============

CONSOLIDATING STATEMENTS OF CASH FLOWS

Net income (loss)                $ (2,095)        $7,991        $(8,807)         $ 816      $(2,095)
Non-cash expenses                   9,775         16,146         37,523              -       63,444
Equity in net (income)
 loss from subsidiary              (7,991)         8,807              -           (816)           -
Changes in working capital            154          5,882        (13,037)             -       (7,001)
                              --------------- ----------- -------------- -------------- ------------
Net cash provided by (used
 for)operating activities            (157)        38,826         15,679              -       54,348
Net cash used for
 investing activities                   -        (30,688)       (25,602)             -      (56,290)
Net cash provided by (used
 for)financing activities             377         (9,199)         9,402              -          580
Effect of exchange
 rate changes on cash                   -            540              -              -          540
                              --------------- ----------- -------------- -------------- ------------
Net increase (decrease)
 in cash and cash equivalents         220           (521)          (521)             -         (822)
Cash and cash equivalents
 at beginning of year                 220            642          1,192              -        2,054
                              --------------- ----------- -------------- -------------- ------------
Cash and cash equivalents
 at end of year                   $   440          $ 121         $  671        $     -       $1,232
                              =============== =========== ============== ============== ============


                                                    YEAR ENDED DECEMBER 30,2000
                                ----------------------------------------------------------------------
                                   BPC          Berry
                                  Holding      Plastics      Combined
                                 Corporation  Corporation    Guarantor    Consolidating
                                  (PARENT)     (ISSUER)    SUBSIDIARIES   ADJUSTMENTS   CONSOLIDATED
                              --------------- ----------- -------------- -------------- ------------
Consolidating Statements of Operations

Net sales                          $    -       $158,055       $250,033        $     -     $408,088
Cost of goods sold                      -        108,739        203,380              -      312,119
                              --------------- ----------- -------------- -------------- ------------
Gross margin                            -         49,316         46,653              -       95,969
Operating expenses                    616         23,303         41,943              -       65,862
                              --------------- ----------- -------------- -------------- ------------
Operating income (loss)              (616)        26,013          4,710              -       30,107
Other expenses                          -            258            619              -          877
Interest expense, net              16,025         11,221         24,211              -       51,457
Income taxes (benefit)                 18            168           (328)             -         (142)
Extraordinary item                      -          1,022              -              -        1,022
Equity in net (income)
 loss from subsidiary               6,448         19,792              -        (26,240)           -
                              --------------- ----------- -------------- -------------- ------------
Net income (loss)                $(23,107)       $(6,448)      $(19,792)       $26,240     $(23,107)
                              =============== =========== ============== ============== ============

Consolidating Statements of Cash Flows

Net income (loss)                $(23,107)       $(6,448)      $(19,792)       $26,240     $(23,107)
Non-cash expenses                  16,958         13,332         32,360              -       62,650
Equity in net (income)
 loss from subsidiary               6,448         19,792              -        (26,240)           -
Changes in working capital           (646)         2,931         (5,722)             -       (3,437)
                              --------------- ----------- -------------- -------------- ------------
Net cash provided by (used
 for) operating activities           (347)        29,607          6,846              -       36,106
Net cash used for
  investing activities                  -        (78,328)       (30,387)             -     (108,715)
Net cash provided by (used
 for) financing activities           (136)        48,307         23,866              -       72,037
Effect of exchange rate
 changes on cash                        -             80              -              -           80
                              --------------- ----------- -------------- -------------- ------------
Net increase (decrease) in
 cash and cash equivalents           (483)          (334)           325              -         (492)
Cash and cash equivalents
 at beginning of year                 703            976            867              -        2,546
                              --------------- ----------- -------------- -------------- ------------
Cash and cash equivalents
 at end of year                  $    220         $  642       $  1,192        $     -     $  2,054
                              =============== =========== ============== ============== ============



                                                    YEAR ENDED JANUARY 1, 2000
                              ----------------------------------------------------------------------
                                   BPC          Berry
                                  Holding      Plastics      Combined
                                 Corporation  Corporation    Guarantor    Consolidating
                                  (PARENT)     (ISSUER)    SUBSIDIARIES   ADJUSTMENTS   CONSOLIDATED
                              --------------- ----------- -------------- -------------- ------------
Consolidating Statements of Operations

Net sales                        $      -       $149,901       $178,933        $     -     $328,834
Cost of goods sold                      -         98,950        142,117              -      241,067
                              --------------- ----------- -------------- -------------- ------------
Gross margin                            -         50,951         36,816              -       87,767
Operating expenses                     70         23,638         30,410              -       54,118
                              --------------- ----------- -------------- -------------- ------------
Operating income (loss)               (70)        27,313          6,406              -       33,649
Other expenses                          -             21          1,395              -        1,416
Interest expense, net              13,845          8,389         18,583              -       40,817
Income taxes                           18            425            111              -          554
Extraordinary item                      -              -              -              -            -
Equity in net (income)
 loss from subsidiary              (4,795)        13,683              -         (8,888)           -
                              --------------- ----------- -------------- -------------- ------------
Net income (loss)                 $(9,138)       $ 4,795       $(13,683)        $8,888     $ (9,138)
                              =============== =========== ============== ============== ============

Consolidating Statements of Cash Flows

Net income (loss)                 $(9,138)       $ 4,795       $(13,683)        $8,888     $ (9,138)
Non-cash expenses                  14,135         10,663         23,986              -       48,784
Equity in net (income)
  loss from subsidiary             (4,795)        13,683              -         (8,888)           -
Changes in working capital           (161)            90         (3,574)             -       (3,645)
                              --------------- ----------- -------------- -------------- ------------
Net cash provided by
 operating activities                  41         29,231          6,729              -       36,001
Net cash used for
 investing activities                   -        (91,918)       (15,060)             -     (106,978)
Net cash provided by
 financing activities                  40         63,207          7,888              -       71,135
Effect of exchange rate
 changes on cash                        -             70              -              -           70
                              --------------- ----------- -------------- -------------- ------------
Net increase (decrease) in
 cash and cash equivalents             81            590          (443)              -          228
Cash and cash equivalents
 at beginning of year                 622            386         1,310               -        2,318
                              --------------- ----------- -------------- -------------- ------------
Cash and cash equivalents
 at end of year                   $   703          $ 976       $   867         $     -      $ 2,546
                              =============== =========== ============== ============== ============

Note 14.  Subsequent Event

ON JANUARY 24, 2002, Berry acquired the Alcoa Flexible Packaging injection molding assets of Mt. Vernon Plastics Corporation for aggregate consideration of approximately $2.6 million. The purchase was financed through borrowings under the US Revolver. On January 31, 2002, Berry entered into a sale/leaseback arrangement with respect to these assets.

                                SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 19th day of March, 2002.

                                   BPC HOLDING CORPORATION



                                   By /S/IRA G.BOOTS
                                     ------------------------
                                     Ira G. Boots
                                     President


  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

             SIGNATURE                TITLE                                DATE
             ---------                -----                                ----


   /s/Roberto Buaron          Chairman of the Board of Directors        March 19, 2002
   -----------------------
      Roberto Buaron


                               President and Director                    March 19, 2002
   /s/Ira G. Boots            (Principal Executive Officer)
   -------------------------
      Ira G. Boots

                               Executive Vice President,
                               Chief Financial Officer,
                               Treasurer and Secretary
                               (Principal Financial and
   /s/James M. Kratochvil      Accounting Officer)                       March 19, 2002
   -------------------------
      James M. Kratochvil


   /s/David M. Clarke          Director                                  March 19, 2002
  --------------------------
      David M. Clarke


   /s/Lawrence G. Graev        Director                                  March 19, 2002
  --------------------------
      Lawrence G. Graev


  /s/Donald Hofmann, Jr.       Director                                  March 19, 2002
  --------------------------
     Donald Hofmann, Jr.

                               Vice President, Assistant Secretary,      March 19, 2002
  /s/Joseph S. Levy            and Director
  --------------------------
     Joseph S. Levy


  /s/Mathew J. Lori            Director                                  March 19, 2002
  --------------------------
     Mathew J. Lori


                                SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 19th day of March, 2002.

                                   BERRY PLASTICS CORPORATION

                                   By  /S/IRA G. BOOTS
                                      --------------------
                                    Ira G. Boots
                                    President and Chief Executive Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

             SIGNATURE                TITLE                                DATE
             ---------                -----                                ----


     /s/Roberto Buaron        Chairman of the Board of Directors         March 19, 2002
     -----------------------
        Roberto Buaron


                               President, Chief Executive Officer        March 19, 2002
   /s/Ira G. Boots             and Director (Principal Executive Officer)
   -------------------------
      Ira G. Boots

                               Executive Vice President,
                               Chief Financial Officer,
                               Treasurer and Secretary
                               (Principal Financial and
   /s/James M. Kratochvil      Accounting Officer)                       March 19, 2002
   -------------------------
      James M. Kratochvil


                               Vice President, Assistant Secretary,      March 19, 2002
  /s/Joseph S. Levy            and Director
  --------------------------
     Joseph S. Levy


  /s/David M. Clarke           Director                                  March 19, 2002
  --------------------------
     David M. Clarke


  /s/Lawrence G. Graev         Director                                  March 19, 2002
  --------------------------
     Lawrence G. Graev


  /s/Donald Hofmann, Jr.       Director                                  March 19, 2002
  --------------------------
     Donald Hofmann, Jr.


  /s/Mathew J. Lori            Director                                  March 19, 2002
  --------------------------
     Mathew J. Lori


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

                          BPC HOLDING CORPORATION

              SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                              (IN THOUSANDS)



                                                               CHARGED TO
                                    BALANCE AT   CHARGED TO      OTHER                       BALANCE
         DESCRIPTION                BEGINNING    COSTS AND     ACCOUNTS -   DEDUCTIONS -     AT END
                                    OF YEAR      EXPENSES      DESCRIBE      DESCRIBE        OF YEAR
  ----------------------------    ------------ ------------ ------------- -------------- -----------


Year ended December 29, 2001
Allowance for doubtful accounts     $ 1,724         $ 337       $ 295 (2)     $  286 (1)    $ 2,070
                                  ============ ============ ============= ============== ===========

Year ended December 30, 2000
Allowance for doubtful accounts     $ 1,386         $  79       $ 510 (2)     $  251 (1)    $ 1,724
                                  ============ ============ ============= ============== ===========

Year ended January 1, 2000
Allowance for doubtful accounts     $ 1,651         $ 324       $ 456 (2)     $1,045 (1)    $ 1,386
                                  ============ ============ ============= ============== ===========



(1)     Uncollectible accounts written off, net of recoveries.
(2) Primarily relates to purchase of accounts receivable and related allowance through acquisitions.



                                       INDEX

     EXHIBIT
       NO.                       DESCRIPTION OF EXHIBIT
     -------                   -------------------------

        2.1  Asset Purchase Agreement  dated  February 12, 1992, among Berry
             Plastics Corporation (the "Company"), Berry Iowa Corporation, Berry
             Carolina, Inc., Genpak Corporation, a  New  York  corporation,  and
             Innopac International Inc., a public Canadian corporation (filed as
             Exhibit  10.1  to  the  Registration Statement on Form S-1 filed on
             February 24, 1994 (the "Form S-1") and incorporated herein by reference)

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

        2.10 Agreement and Plan of Reorganization dated as of January  14,
             1997  (the   "PackerWare   Reorganization  Agreement"),  among  the
             Company, PackerWare Acquisition Corporation, PackerWare Corporation
             and the shareholders of PackerWare  (filed  as  Exhibit  2.1 to the
             Current Report on Form 8-K filed on February 4, 1997 (the  "1997 8-
             K") and incorporated herein by reference)

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

        2.17 Merger Agreement,  dated May 5, 2000, among the Company, Berry
             Plastics   Acquisition   Corporation,    Poly-Seal    and   certain
             shareholders  of  Poly-Seal  (filed  as Exhibit 2.1 to the  Current
             Report on Form 8-K filed on May 9, 2000  and incorporated herein by reference)

        2.18 Share and Quota Purchase Agreement, dated July 27, 2000, between the Company and Annamaria Agnottoli, Guisepe Garibaldi,
             Francesco Garibaldi, Maddalena Garibaldi, and Maria  Lorenza Zambon
             (filed as Exhibit 2.18 to the Annual Report on Form 10-K for the fiscal year ended December 30, 2000 (the "2000 Form 10-K") and incorporated herein by reference)

        2.19 Agreement and Plan of Reorganization, dated as of May 14, 2001 among BPC Holding Corporation, Pescor, Inc., Pescor Plastics, Inc.
             and the shareholders of Pescor Plastics, Inc. named therein (filed as Exhibit 2.1 to the Quarterly Report on Form 10-Q filed on August
             13, 2001 and incorporated herein by reference)

        3.1  Amended and Restated Certificate of Incorporation  of  Holding
             (filed as Exhibit 3.1 to the 2000 Form 10-K and incorporated herein by reference)

        3.2 By-laws of Holding (filed as Exhibit 3.2 to the Form S-1 and incorporated herein by reference)

        3.3 Certificate of Incorporation of the Company (filed as Exhibit to the Form S-1 and incorporated herein by reference)

        3.4 By-laws of the Company (filed as Exhibit 3.4 to the Form S-1 and incorporated herein by reference)

        3.5  Certificate of Designation, Preferences, and Rights of Series B
             Cumulative Preferred Stock of Holding (filed as Exhibit 3.10 to the
             1997 Form 10-K and incorporated herein by reference)

        3.6  Certificate  of  Amendment  of  Certificate  of  Designation,
             Preferences  and  Rights  of Series B Cumulative Preferred Stock of
             Holding  (filed  as  Exhibit  3.6   to   the  2000  Form  10-K  and
             incorporated herein by reference)

        3.7  Certificate  of  Amendment  to  the  Amended   and   Restated
             Certificate  of  Incorporation of BPC Holding Corporation (filed as
             Exhibit 3.1 to the  Quarterly  Report  on Form 10-Q filed on August
             13, 2001 and incorporated herein by reference)

        3.8  Certificate  of Designation, Preferences  and  Rights  of  the
             Series C-1 Preferred  Stock  of  BPC  Holding Corporation (filed as
             Exhibit 3.2 to the Quarterly Report on  Form  10-Q  filed on August
             13, 2001 and incorporated herein by reference)

        3.9  Certificate  of  Designation,  Preferences and Rights  of  the
             Series  C-2 Preferred Stock of BPC Holding  Corporation  (filed  as
             Exhibit 3.3  to  the  Quarterly Report on Form 10-Q filed on August
             13, 2001 and incorporated herein by reference)



        3.10 Certificate of Designation,  Preferences  and  Rights  of  the
             Series  C-3  Preferred  Stock  of BPC Holding Corporation (filed as
             Exhibit 3.4 to the Quarterly Report  on  Form  10-Q filed on August
             13, 2001 and incorporated herein by reference)

        3.11 Certificate  of Designation, Preferences and  Rights  of  the
             Series C-4 Preferred  Stock  of  BPC  Holding Corporation (filed as
             Exhibit 3.5 to the Quarterly Report on  Form  10-Q  filed on August
             13, 2001 and incorporated herein by reference)

        3.12 Certificate  of  Designation, Preferences and Rights  of  the
             Series C-5 Preferred Stock  of  BPC  Holding  Corporation (filed as
             Exhibit 3.6 to the Quarterly Report on Form 10-Q  filed  on  August
             13, 2001 and incorporated herein by reference)

       *3.13 Certificate  of  Designation,  Preferences and Rights of the
             Series D Preferred Stock of BPC Holding Corporation

        4.1  Indenture dated April 21, 1994 between  the  Company and United
             States Trust Company of New York, as Trustee (the "1994 Indenture")
             (including the form of Note and Guarantees as Exhibits A and B thereto respectively) (filed as Exhibit 4.1 to the Form S-1 and incorporated herein by reference)

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

        4.9 Indenture dated as of August 24, 1998 among the Company, the Guarantors and United States Trust Company of New York, as trustee
             (the "1998 Indenture")  (filed  as  Exhibit 4.9 to the 1998 Amended
             Form S-4 and incorporated herein by reference)

       4.10  Registration Rights Agreement  dated  as  of August 24,
             1998 by and among the Company, the Guarantors and DLJ (filed as Exhibit 4.10 to the 1998 Amended Form S-4 and incorporated herein by reference)

       4.11  Indenture  dated  as  of  July  6, 1999 among the Company, the
             Guarantors and United States Trust Company of New York , as trustee
             (the "1999 Indenture") (filed as Exhibit  10.27 to the Registration
             Statement on Form S-4 (Registration No. 333-85739)  filed on August
             23,  1999  (the  "1999  Form  S-4")  and  incorporated  herein   by
             reference)




        4.12 Registration Rights Agreement dated as of July 6, 1999 by and among the Company, the Guarantors, DLJ and Chase Securities, Inc.
             (filed as Exhibit 10.28  to  the  1999  Form  S-4  and incorporated herein by reference)

        4.13 Fourth Supplemental Indenture to the 1994 Indenture  dated  as
             of   June   10,   1997  among  the  Company,  Holding,  Berry  Iowa
             Corporation,   Berry    Tri-Plas    Corporation,   Berry   Sterling
             Corporation, AeroCon, Inc., PackerWare  Corporation, Berry Plastics
             Design Corporation and United States Trust  Company of New York, as
             trustee  (filed  as  Exhibit  4.13  to  the  2000  Form   10-K  and
             incorporated herein by reference)

        4.14 Tenth Supplemental Indenture to the 1994 Indenture dated as of
             October 2, 2000 among the Company, Holding, Berry Iowa Corporation,
             Berry  Tri-Plas  Corporation,  Berry Sterling Corporation, AeroCon,
             Inc., PackerWare Corporation, Berry  Plastics  Design  Corporation,
             Venture  Packaging, Inc., Berry Plastics Technical Services,  Inc.,
             Venture  Packaging  Midwest,  Inc.,  NIM  Holdings  Limited,  Berry
             Plastics  U.K.   Limited,   Norwich   Acquisition  Limited,  Knight
             Plastics, Inc., CPI Holding Corporation,  Cardinal Packaging, Inc.,
             Poly-Seal Corporation, Berry Plastics Acquisition  Corporation  II,
             Berry  Plastics Acquisition Corporation III and United States Trust
             Company  of New York, as trustee (collectively, the "1994 Indenture
             Parties")  (together  with  a  schedule  of  previous  supplemental indentures  to  the 1994 Indenture) (filed as Exhibit 4.14  to  the
             2000 Form 10-K and incorporated herein by reference)

        4.15 Fourth Supplemental  Indenture  to the 1998 Indenture dated as
             of  October  2,  2000  among  the  Company,   Holding,  Berry  Iowa
             Corporation,    Berry   Tri-Plas   Corporation,   Berry    Sterling
             Corporation, AeroCon,  Inc., PackerWare Corporation, Berry Plastics
             Design  Corporation,  Venture   Packaging,   Inc.,  Berry  Plastics
             Technical  Services,  Inc.,  Venture Packaging Midwest,  Inc.,  NIM
             Holdings Limited, Berry Plastics  U.K. Limited, Norwich Acquisition
             Limited, Knight Plastics, Inc., CPI  Holding  Corporation, Cardinal
             Packaging, Inc., Poly-Seal Corporation, Berry Plastics  Acquisition
             Corporation  II,  Berry  Plastics  Acquisition Corporation III  and
             United States Trust Company of New York,  as trustee (collectively, the "1998 Indenture Parties") (together with a schedule of previous supplemental indentures to the 1998 Indenture)  (filed  as  Exhibit
             4.15 to the 2000 Form 10-K and incorporated herein by reference)

        4.16 Second  Supplemental  Indenture  to  the 1999 Indenture
             dated as of October 2, 2000 among the Company,  Holding, Berry
             Iowa  Corporation, Berry Tri-Plas Corporation, Berry  Sterling
             Corporation,  AeroCon,  Inc.,  PackerWare  Corporation,  Berry
             Plastics  Design  Corporation,  Venture Packaging, Inc., Berry
             Plastics Technical Services, Inc.,  Venture Packaging Midwest,
             Inc.,  NIM  Holdings  Limited,  Berry Plastics  U.K.  Limited,
             Norwich  Acquisition  Limited,  Knight   Plastics,  Inc.,  CPI
             Holding  Corporation,  Cardinal  Packaging,  Inc.,   Poly-Seal
             Corporation, Berry Plastics Acquisition Corporation II,  Berry
             Plastics  Acquisition  Corporation III and United States Trust
             Company  of  New York, as  trustee  (collectively,  the  "1999
             Indenture Parties")  (together  with  a  schedule  of previous supplemental  indentures  to  the  1999  Indenture) (filed  as
             Exhibit 4.16 to the 2000 Form 10-K and incorporated  herein by reference)

       *4.17 Eleventh Supplemental Indenture to the 1994 Indenture dated as of May 14, 2001, among the 1994 Indenture Parties, CBP Holdings,
             S.r.l.,  Capsol  Berry  Plastics S.p.a., Ociesse S.r.l. and Pescor,
             Inc.

       *4.18 Fifth Supplemental Indenture to the 1998 Indenture dated as of May 14, 2001, among the 1998 Indenture Parties, CBP Holdings,
             S.r.l.,  Capsol  Berry  Plastics S.p.a., Ociesse S.r.l. and Pescor,
             Inc.

       *4.19 Third Supplemental Indenture to the 1999 Indenture dated as of May 14, 2001, among the 1999 Indenture Parties, CBP Holdings,
             S.r.l.,  Capsol  Berry  Plastics S.p.a., Ociesse S.r.l. and Pescor,
             Inc.

        10.1 Third Amended and Restated  Financing  and  Security Agreement
             dated  as of May 9, 2000, by and among the Company,  NIM  Holdings,
             Berry Plastics  U.K.  Limited, Bank of America, N.A., Fleet Capital
             Corporation,   General   Electric   Capital   Corporation,   Heller
             Financial, Inc., PNC Bank,  N.A., LaSalle Business Credit, Inc. and
             certain  other  lenders listed  therein  (the  "Third  Amended  and
             Restated Financing  Agreement")  (filed as Exhibit 10.1 to the 2000
             Form  10-K  filed  on March 30, 2001  and  incorporated  herein  by reference)

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

       10.13 Amendment  to Boots Employment Agreement dated June 30, 1996
             (filed as Exhibit 10.16 to the 1996 Form S-4 and incorporated herein by reference)

       10.14 Employment Agreement dated as of January 21, 1997, between the Company and Bruce J. Sims ("Sims") (filed as Exhibit 10.14 to the 1999 Form 10-K and incorporated herein by reference)

       10.15 Financing Agreement dated  as  of  April 1, 1991, between the
             City of Henderson, Nevada Public Improvement  Trust and the Company
             (including exhibits) (filed as Exhibit 10.17 to the Form S-1 and incorporated herein by reference)

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

       10.18 Amended and Restated Warrant to purchase Class B Common Stock of Holding dated May 9, 2000, issued to JPMP(SBIC) (Warrant No. 5)
             (filed as Exhibit  4.4  to the Current Report on Form 8-K filed May
             9, 2000 and incorporated herein by reference)

       10.19 Amended and Restated Warrant to purchase Class B Common Stock of Holding dated May 9, 2000, issued to JPMP(SBIC) (Warrant No. 6)
             (filed as Exhibit 4.5 to the Current  Report  on Form 8-K filed May
             9, 2000 and incorporated herein by reference)



       10.20 Amended and Restated Warrant to purchase Class B Common Stock of Holding dated May 9, 2000, issued to The Northwestern Mutual
             Life Insurance Company (Warrant No. 7) (filed as Exhibit 4.6 to the
             Current Report on Form 8-K filed May 9, 2000 and incorporated herein by reference)

       10.21 Amended and Restated Warrant to purchase Class B Common Stock of Holding dated May 9, 2000, issued to The Northwestern Mutual
             Life Insurance Company (Warrant No. 8) (filed as Exhibit 4.7 to the
             Current Report on Form 8-K filed May 9, 2000 and incorporated herein by reference)

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

       10.26 Amended  and  Restated  Tax Sharing Agreement dated March 15,
             2001, between BPC Holding Corporation and its subsidiaries (filed as Exhibit 10.26 to the 2000 Form 10-K and incorporated herein by reference)

       10.27  First  Amendment  to the Stockholders Agreement dated May 9,
             2000  among Holding, Atlantic  Equity  Partners  International  II,
             L.P., JPMP(SBIC)  and  the  other parties thereto (filed as Exhibit
             10.27 to the 2000 Form 10-K and incorporated herein by reference)

       10.28 Warrant to purchase Class B Nonvoting Common Stock of Holding dated May 9, 2000, issued to JPMP(SBIC) (Warrant No. CBNV No. 1)
             (filed as Exhibit 4.2 to the Current Report on Form 8-K  filed  May
             9, 2000 and incorporated herein by reference)

       10.29 Warrant to purchase Class B Nonvoting Common Stock of Holding dated May 9, 2000, issued to The Northwestern Mutual Life Insurance
             Company  (Warrant  No.  CBNV  No.  2)  (filed as Exhibit 4.3 to the
             Current Report on Form 8-K filed May 9, 2000 and incorporated herein by reference)

       10.30 Series A-1 Preferred Stock Purchase Agreement dated as of May
             9, 2000 among Holding,  JPMP(SBIC) and the Northwestern Mutual Life
             Insurance Company (filed  as  Exhibit  4.1 to the Current Report on
             Form 8-K filed May 9, 2000 and incorporated herein by reference)

       10.31 First Amendment to the Third Amended  and  Restated Financing
             Agreement (filed as Exhibit 10.31 to the 2000 Form 10-K and incorporated herein by reference)

       10.32 Second Amendment to the Third Amended  and Restated Financing
             Agreement (filed as Exhibit 10.32 to the 2000 Form 10-K and incorporated herein by reference)

       10.33 Loan and Security Agreement, dated July 17, 2000 by and among
             Berry, General Electric Capital Corporation and certain other lenders listed therein (filed as Exhibit 10.33 to the 2000 Form 10-
             K and incorporated herein by reference)

       10.34 Letter Agreement, dated July 5, 2001 between Martin R. Imbler and Berry Plastics Corporation (filed as Exhibit 10.1 to the
             Quarterly Report on Form 10-Q filed on August 13, 2001 and incorporated herein by reference)

      *10.35 Third Amendment to the Third Amended and Restated Financing
             Agreement




      *10.36 First Amendment to the Loan and Security Agreement

      *21    List of subsidiaries

*  Filed herewith.