Form 10-Q
period 2002-03-30
BPC HOLDING CORP; BERRY PLASTICS CORP
filed 2002-05-09
CIK 919465, 919463

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2002
                                     or
[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

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

As of May 7, 2002, the following shares of capital stock of BPC Holding Corporation were outstanding: 91,000 shares of Class A Voting Common Stock; 259,000 shares of Class A Nonvoting Common Stock; 144,546 shares of Class B Voting Common Stock; 59,222 shares of Class B Nonvoting Common Stock; and 16,833 shares of Class C Nonvoting Common Stock. As of April 30, 2002 there were outstanding 100 shares of the Common Stock, $.01 par value, of Berry Plastics Corporation.

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

                          BPC HOLDING CORPORATION
                         BERRY PLASTICS CORPORATION

                              FORM 10-Q INDEX

                 FOR QUARTERLY PERIOD ENDED MARCH 30, 2002




                                                          PAGE NO.
PART I. Financial Information

      Item 1. Financial Statements:
            Consolidated Balance Sheets                        4
            Consolidated Statements of Operations              6
            Consolidated Statements of Cash Flows              7
            Notes to Consolidated Financial Statements         8


      Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations     16

PART II. OTHER INFORMATION

      Item 6. Exhibits and Reports on Form 8-K                20

SIGNATURE                                                     21

PART 1.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                  BPC Holding Corporation and Subsidiaries
                        Consolidated Balance Sheets
                         (In Thousands of Dollars)

                                                           MARCH 30,       DECEMBER 29,
                                                              2002            2001
                                                        --------------    --------------
                                                          (UNAUDITED)
    Assets
    Current assets:
     Cash and cash equivalents                              $   774         $   1,232
     Accounts  receivable  (less allowance for doubtful
     accounts of $2,343 at March 30, 2002 and $2,070 at
     December 29, 2001)                                      62,943            48,623
    Inventories:
     Finished goods                                          44,273            43,048
     Raw materials and supplies                              13,318            13,009
                                                           ---------         ---------
                                                             57,591            56,057
    Prepaid expenses and other receivables                    4,900             5,280
                                                           ---------         ---------
    Total current assets                                    126,208           111,192

    Property and equipment:
     Land                                                     9,437             9,443
     Buildings and improvements                              72,487            72,722
     Machinery, equipment and tooling                       205,690           201,357
     Construction in progress                                32,108            22,647
                                                          ---------         ---------
                                                            319,722           306,169
     Less accumulated depreciation                          112,778           102,952
                                                          ---------         ---------
                                                            206,944           203,217
    Intangible assets:
     Deferred financing fees, net                             7,800             8,475
     Covenants not to compete, net                            1,498             1,955
     Excess of cost over net assets acquired, net           119,693           119,923
                                                          ---------         ---------
                                                            128,991           130,353
    Other                                                     2,103             2,114
                                                          ---------         ---------
    Total assets                                           $464,246          $446,876
                                                          =========         =========


                  BPC Holding Corporation and Subsidiaries
                  Consolidated Balance Sheets (continued)
                         (In Thousands of Dollars)

                                                           MARCH 30,       DECEMBER 29,
                                                             2002             2001
                                                        --------------    --------------
                                                          (UNAUDITED)
    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
    Current liabilities:
     Accounts payable                                     $  35,146         $  34,862
     Accrued expenses and other liabilities                  10,705             8,955
     Accrued interest                                        13,862             7,964
     Employee compensation and payroll taxes                 16,539            17,792
     Current portion of long-term debt                       21,124            22,292
                                                          ---------         ---------
    Total current liabilities                                97,376            91,865
    Long-term debt, less current portion                    471,457           463,589
    Accrued dividends on preferred stock                     30,201            27,446
    Deferred income taxes                                       485               489
    Other liabilities                                         2,603             3,088
                                                          ---------         ---------
                                                            602,122           586,477
    Stockholders' equity (deficit):
     Series   A   Preferred   Stock;  600,000  shares
      authorized,  issued  and  outstanding   (net   of
      discount  of  $1,820 at March 30, 2002 and $1,893
      at December 29, 2001)                                  12,751            12,678
     Series  A-1 Preferred  Stock;  1,400,000  shares
      authorized;    1,000,000    shares   issued   and
      outstanding (net of discount  of  $4,485 at March
      30, 2002 and $4,668 at December 29, 2001)              20,515            20,332
     Series   B   Preferred  Stock;  200,000   shares
      authorized, issued and outstanding                      5,000             5,000
     Series   C  Preferred   Stock;   13,168   shares
      authorized, issued and outstanding                      9,779             9,779
     Class A Common Stock; $.01 par value:
      Voting;  500,000  shares authorized; 91,000
      shares issued and outstanding                               1                 1
      Nonvoting; 500,000 shares  authorized;  259,000
      shares issued and outstanding                               3                 3
     Class B Common Stock; $.01 par value:
      Voting;  500,000 shares authorized; 145,058
      shares issued and 144,546 shares outstanding                1                 1
     Nonvoting;  500,000  shares  authorized;  61,325
      shares issued and 59,222 shares outstanding                 1                 1
    Class C Common Stock; $.01 par value: Nonvoting;
      500,000 shares  authorized;  17,000 shares issued
      and 16,833 shares outstanding                               -                 -
     Treasury  stock:   512  shares  Class  B  Voting
      Common  Stock;  2,103  shares  Class  B Nonvoting
      Common  Stock;  and  167 shares Class C Nonvoting
      Common Stock                                             (405)             (405)
     Additional paid-in capital                              22,305            25,315
     Warrants                                                 9,386             9,386
     Retained earnings (deficit)                           (215,497)         (220,263)
     Accumulated other comprehensive loss                    (1,716)           (1,429)
                                                           ---------         ---------
    Total stockholders' equity (deficit)                   (137,876)         (139,601)
                                                           ---------         ---------
    Total liabilities and stockholders'equity (deficit)   $ 464,246         $ 446,876
                                                           =========         =========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  BPC Holding Corporation and Subsidiaries
                   Consolidated Statements of Operations
                         (In Thousands of Dollars)

                                                        THIRTEEN WEEKS ENDED
                                                   --------------------------------
                                                      MARCH 30,         MARCH 31,
                                                        2002              2001
                                                   --------------     -------------
                                                              (UNAUDITED)
Net sales                                             $122,934           $116,016
Cost of goods sold                                      90,299             83,927
                                                      ---------          ---------
Gross margin                                            32,635             32,089

Operating expenses:
  Selling                                                5,780              5,742
  General and administrative                             7,108              7,242
  Research and development                                 547                401
  Amortization of intangibles                              477              2,751
  Other expenses                                         1,116              1,383
                                                      ---------          ---------
Operating income                                        17,607             14,570

Other expenses (income):
  Loss (gain) on disposal of property and equipment        144                (28)
                                                      ---------          ---------
Income before interest and taxes                        17,463             14,598

Interest:
  Expense                                              (12,809)           (13,550)
  Income                                                     3                 56
                                                      ---------          ---------
Income before income taxes                               4,657              1,104
Income taxes (benefit)                                    (109)                82
                                                      ---------          ---------
Net income                                               4,766              1,022
Preferred stock dividends                               (2,755)            (2,116)
Amortization of preferred stock discount                  (256)              (256)
                                                      ---------          ---------
Net income (loss) attributable to common shareholders  $ 1,755           $ (1,350)
                                                      =========          =========




SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  BPC Holding Corporation and Subsidiaries
                   Consolidated Statements of Cash Flows
                         (In Thousands of Dollars)

                                                           THIRTEEN WEEKS ENDED
                                                  --------------------------------------
                                                       MARCH 30,            MARCH 31,
                                                         2002                 2001
                                                  -----------------     ----------------
                                                                (UNAUDITED)
OPERATING ACTIVITIES
Net income                                               $ 4,766               $ 1,022
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation                                            10,358                 8,665
  Non-cash interest expense                                  631                 4,953
  Amortization                                               477                 2,751
  Non-cash compensation expense                                -                   150
  Loss (gain) on sale of property and equipment              144                   (28)
  Changes in operating assets and liabilities:
    Accounts receivable, net                             (14,424)              (14,361)
    Inventories                                           (1,553)                1,109
    Prepaid expenses and other receivables                   373                (2,407)
    Other assets                                              11                  (163)
    Payables and accrued expenses                          6,706                   963
                                                        ---------             ---------
Net cash provided by operating activities                  7,489                 2,654

INVESTING ACTIVITIES
Additions to property and equipment                       (9,801)               (5,893)
Proceeds from disposal of property and equipment               1                    28
Acquisition of business                                   (3,199)                    -
                                                        ---------             ---------
Net cash used for investing activities                   (12,999)               (5,865)

FINANCING ACTIVITIES
Proceeds from long-term borrowings                        12,098                 9,797
Payments on long-term borrowings                          (6,489)               (5,774)
                                                        ---------             ---------
Net cash provided by financing activities                  5,609                 4,023
Effect of exchange rate changes on cash                     (557)                  491
                                                        ---------             ---------
Net increase (decrease) in cash and cash equivalents        (458)                1,303
Cash and cash equivalents at beginning of period           1,232                 2,054
                                                        ---------             ---------
Cash and cash equivalents at end of period                $  774              $  3,357
                                                        =========             =========





SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  BPC Holding Corporation and Subsidiaries
                 Notes to Consolidated Financial Statements
            (In thousands of dollars, except as otherwise noted)
                                (Unaudited)

1. Basis of Presentation

THE ACCOMPANYING UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS OF BPC HOLDING CORPORATION AND ITS SUBSIDIARIES (THE "COMPANY") HAVE BEEN PREPARED IN ACCORDANCE WITH GENERALLY ACCEPTED ACCOUNTING PRINCIPLES FOR INTERIM FINANCIAL INFORMATION AND WITH THE INSTRUCTIONS FOR FORM 10-Q AND ARTICLE 10 OF REGULATION S-X. ACCORDINGLY, THEY DO NOT INCLUDE ALL OF THE INFORMATION AND FOOTNOTES REQUIRED BY GENERALLY ACCEPTED ACCOUNTING PRINCIPLES FOR COMPLETE FINANCIAL STATEMENTS. IN THE OPINION OF MANAGEMENT, ALL ADJUSTMENTS (CONSISTING OF NORMAL RECURRING ACCRUALS) CONSIDERED NECESSARY FOR A FAIR PRESENTATION HAVE BEEN INCLUDED. OPERATING RESULTS FOR THE PERIODS PRESENTED ARE NOT NECESSARILY INDICATIVE OF THE RESULTS THAT MAY BE EXPECTED FOR THE FULL FISCAL YEAR. THE ACCOMPANYING FINANCIAL STATEMENTS INCLUDE THE RESULTS OF BPC HOLDING CORPORATION ("HOLDING") AND ITS WHOLLY-OWNED SUBSIDIARY, BERRY PLASTICS CORPORATION ("BERRY"), AND ITS WHOLLY-OWNED
SUBSIDIARIES: BERRY IOWA CORPORATION, BERRY TRI-PLAS CORPORATION, BERRY STERLING CORPORATION, AEROCON, INC., PACKERWARE CORPORATION, BERRY PLASTICS DESIGN CORPORATION, VENTURE PACKAGING, INC. AND ITS SUBSIDIARIES VENTURE PACKAGING MIDWEST, INC. AND BERRY PLASTICS TECHNICAL SERVICES, INC., NIM HOLDINGS LIMITED AND ITS SUBSIDIARY BERRY PLASTICS U.K. LIMITED AND ITS SUBSIDIARY NORWICH ACQUISITION LIMITED, KNIGHT PLASTICS, INC., CPI HOLDING CORPORATION AND ITS SUBSIDIARY CARDINAL PACKAGING, INC., BERRY PLASTICS
ACQUISITION CORPORATION II, POLY-SEAL CORPORATION, BERRY PLASTICS ACQUISITION CORPORATION III, CBP HOLDINGS S.R.L. AND ITS SUBSIDIARIES CAPSOL S.P.A. AND OCEISSE S.R.L., AND PESCOR, INC. FOR FURTHER INFORMATION, REFER TO THE CONSOLIDATED FINANCIAL STATEMENTS AND FOOTNOTES THERETO INCLUDED IN HOLDING'S AND BERRY'S FORM 10-K FILED WITH THE SECURITIES AND EXCHANGE COMMISSION FOR THE YEAR ENDED DECEMBER 29, 2001.

2.    Recent Acquisitions

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

ON JANUARY 24, 2002, Berry acquired the Alcoa Flexible Packaging injection molding assets of Mt. Vernon Plastics Corporation ("Mount Vernon") for aggregate consideration of approximately $2.6 million. The purchase price was allocated to fixed assets ($2.0 million) and inventory ($0.6 million). The purchase was financed through borrowings under the Company's revolving line of credit. The operations of Mount Vernon are included in Berry's operations since the acquisition date using the purchase method of accounting. The fair value of the net assets acquired was based on preliminary estimates and may be revised at a later date. On January 31, 2002, Berry entered into a sale/leaseback arrangement with respect to the fixed assets. The difference between the sale proceeds and the sum of the purchase price of the fixed assets, moving, installation, and other related transition costs is not expected to be significant.

The pro forma results listed below are unaudited and reflect purchase accounting adjustments assuming the Pescor and Mount Vernon acquisitions occurred on December 31, 2000.

                                      THIRTEEN WEEKS ENDED
                                 ------------------------------
                                    MARCH 30,       MARCH 31,
                                      2002           2001
                                 -------------     ------------
Pro forma net sales                $ 124,045         $ 128,557
Pro forma net income                   4,814               341

The pro forma financial information is presented for informational purposes only and is not necessarily indicative of the operating results that would have occurred had the acquisitions been consummated at the above dates, nor are they necessarily indicative of future operating results. Further, the information gathered on the acquired companies is based upon unaudited internal financial information and reflects only pro forma adjustments for additional interest expense and amortization of the excess of the cost over the underlying net assets acquired (amortization through December 29, 2001), net of the applicable income tax effects.

3. LONG-TERM DEBT

Long-term debt consists of the following:

                                              MARCH 30,      DECEMBER 29,
                                                2002             2001
                                            ------------    -------------
Holding 12.50% Senior Secured Notes            $135,714        $135,714
Berry 12.25% Senior Subordinated Notes          125,000         125,000
Berry 11% Senior Subordinated Notes              75,000          75,000
Term loans                                       48,802          54,596
Revolving lines of credit                        57,818          49,053
Second Lien Senior Credit Facility               25,000          25,000
Nevada Industrial Revenue Bonds                   3,000           3,000
Capital leases                                   21,897          18,131
Debt premium, net                                   350             387
                                               ---------       ---------
                                                492,581         485,881
Less current portion of long-term debt           21,124          22,292
                                               ---------       ---------
                                               $471,457        $463,589
                                               =========       =========


The current portion of long-term debt consists of $16.6 million of monthly installments on the term loans, and $4.5 million in repayments of the industrial bonds and the monthly principal payments related to capital lease obligations.

The Company has a financing and security agreement (the "Financing Agreement") with a syndicate of lenders led by Bank of America for a senior secured credit facility (the "Credit Facility"). As of March 30, 2002, the Credit Facility provides the Company with (i) a $80.0 million revolving line of credit ("US Revolver"), subject to a borrowing base formula, (ii) a $2.1 million (using the March 30, 2002 exchange rate) revolving line of credit denominated in British Sterling in the U.K. ("UK Revolver"), subject to a separate borrowing base formula, (iii) a $47.2 million term loan facility,
(iv) a $1.6 million (using the March 30, 2002 exchange rate) term loan facility denominated in British Sterling in the U.K. ("UK Term Loan") and
(v) a $3.2 million standby letter of credit facility to support the Company's and its subsidiaries' obligations under the Nevada Bonds. CBP Holdings S.r.l. has a revolving credit facility (the "Italy Revolver") from Bank of America for $11.8 million (using the March 30, 2002 exchange rate) denominated in Euros. Bank of America also extends working capital financing (the "Italy Working Capital Line") of up to $1.5 million (using the March 30, 2002 exchange rate) denominated in Euros. The full amount available under the Italy Revolver and the Italy Working Capital Line are applied to reduce amounts available under the US Revolver, as does the outstanding balance under the UK Revolver. At March 30, 2002, the Company had unused borrowing capacity under the US Revolver of approximately $19.7 million. The indebtedness under the Credit Facility is guaranteed by Holding and all of its subsidiaries (other than its subsidiaries in the United Kingdom and Italy). The obligations of the Company and the subsidiaries under the Credit Facility and the guarantees thereof are secured by substantially all of the assets of such entities.

4. OPERATING SEGMENTS

The  Company  has  three  reportable  segments:  containers,  closures,  and consumer products. The Company evaluates performance and allocates resources based on operating income before depreciation and amortization of intangibles adjusted to exclude (i) non-cash compensation, (ii) other non-recurring or "one-time" expenses and (iii) management fees and reimbursed expenses paid to the largest voting stockholder ("Adjusted EBITDA"). One-time expenses primarily represent non-recurring expenses that relate to recently acquired businesses and plant consolidations. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in the Company's Form 10-K filed with the Securities and Exchange Commission for the year ended December 29, 2001.

                                                        Thirteen Weeks Ended
                                                  --------------------------------
                                                     MARCH 30,        MARCH 31,
                                                        2002             2001
                                                  -------------      -------------
Net sales:
  Containers                                        $ 58,178          $ 56,402
  Closures                                            33,463            35,082
  Consumer Products                                   31,293            24,532
Adjusted EBITDA:
  Containers                                          15,859            15,295
  Closures                                             7,450             7,689
  Consumer Products                                    6,406             4,779
Total assets:
  Containers                                         203,799           208,879
  Closures                                           158,846           158,891
  Consumer Products                                  101,601            54,379
 Reconciliation  of  Adjusted  EBITDA  to
 income before income taxes:
  Adjusted EBITDA for reportable segments           $ 29,715          $ 27,763
  Net interest expense                               (12,806)          (13,494)
  Depreciation                                       (10,358)           (8,665)
  Amortization                                          (477)           (2,751)
  Gain (loss) on disposal of property and equipment     (144)               28
  One-time expenses                                   (1,142)           (1,415)
  Non-cash compensation                                    -              (150)
  Management fees                                       (131)             (212)
                                                    ---------         ---------
  Income before income taxes                        $  4,657          $  1,104
                                                    =========         =========


5. COMPREHENSIVE INCOME

Comprehensive income was $4,479 and $68 for the thirteen weeks ended March 30, 2002 and March 31, 2001, respectively.

6. CONDENSED CONSOLIDATING FINANCIAL INFORMATION

Holding conducts its business through its wholly owned subsidiary, Berry. Holding and all of Berry's subsidiaries fully, jointly, severally, and unconditionally guarantee on a senior subordinated basis the $100.0 million aggregate principal amount of 12.25% Berry Plastics Corporation Senior Subordinated Notes due 2004 issued on April 21, 1994 (the "1994 Notes"), the $25.0 million aggregate principal amount of 12.25% Berry Plastics Corporation Series B Senior Subordinated Notes due 2004 issued on August 24, 1998 (the "1998 Notes"), and the $75.0 million aggregate principal amount of 11% Berry Plastics Corporation Senior Subordinated Notes due 2007 issued on July 6, 1999 (the "1999 Notes"). There are no nonguarantor subsidiaries with respect to the notes issued by Berry. Holding's 12.50% Series B Senior Secured Notes due 2006 (the "1996 Notes") are not guaranteed by Berry or any of Berry's wholly owned subsidiaries. The Indenture dated as of April 21, 1994 (the "1994 Indenture"), the Indenture dated August 24, 1998 (the "1998 Indenture") and the Indenture dated July 6, 1999 (the "1999 Indenture") restrict, and the Credit Facility prohibits, Berry's ability to pay any dividend or make any distribution of funds to Holding to satisfy interest and other obligations on Holding's 1996 Notes. Berry and all of Berry's subsidiaries are 100% owned by Holding. Separate narrative information or financial statements of guarantor subsidiaries have not been included as management believes they would not be material to investors. Presented below is condensed consolidating financial information for Holding, Berry, and its subsidiaries at March 30, 2002 and December 29, 2001 and for the thirteen weeks ended March 30, 2002 and March 31, 2001. The equity method has been used with respect to investments in subsidiaries.

                                                 MARCH 30, 2002
                     -------------------------------------------------------------------------
                         BPC
                        Holding    Berry Plastics    Combined
                      Corporation   Corporation      Guarantor    Consolidating
                       (PARENT)       (ISSUER)      SUBSIDIARIES   ADJUSTMENTS    CONSOLIDATED
                     ------------  ---------------  ------------  -------------  -------------
CONSOLIDATING BALANCE SHEET
Current assets             $  1         $ 39,624       $ 86,583           $  -      $ 126,208
Net   property   and
equipment                     -           75,890        131,054              -        206,944
Other noncurrent
assets                   34,691          351,736        110,174       (365,507)       131,094
                       ---------        ---------      ---------      ---------      ---------
Total assets            $34,692        $ 467,250      $ 327,811     $ (365,507)     $ 464,246
                       =========        =========      =========      =========      =========


Current liabilities     $ 4,936        $  61,222       $ 31,218     $        -      $  97,376
Noncurrent
liabilities             167,632          375,335        352,461       (390,682)       504,746
Equity (deficit)       (137,876)          30,693        (55,868)        25,175       (137,876)
                       ---------        ---------      ---------      ---------      ---------
Total liabilities
and equity (deficit)   $ 34,692        $ 467,250      $ 327,811     $ (365,507)     $ 464,246
                       =========        =========      =========      =========      =========


                                                DECEMBER 29, 2001
                     -------------------------------------------------------------------------
                         BPC
                        Holding    Berry Plastics    Combined
                      Corporation   Corporation      Guarantor    Consolidating
                       (PARENT)       (ISSUER)      SUBSIDIARIES   ADJUSTMENTS    CONSOLIDATED
                     ------------  ---------------  ------------  -------------  -------------
CONSOLIDATING BALANCE SHEET
Current assets         $    440         $ 32,459       $ 78,293      $       -      $ 111,192
Net property and
equipment                     -           71,437        131,780              -        203,217
Other noncurrent
assets                   23,980          289,764        109,632       (290,909)       132,467
                       ---------        ---------      ---------      ---------      ---------
Total assets           $ 24,420        $ 393,660      $ 319,705      $(290,909)     $ 446,876
                       =========        =========      =========      =========      =========

Current liabilities    $    861        $  60,212      $  30,792      $       -      $  91,865
Noncurrent liabilities  163,160          311,574        345,799       (325,921)       494,612
Equity (deficit)       (139,601)          21,874        (56,886)        35,012       (139,601)
                       ---------        ---------      ---------      ---------      ---------
Total liabilities
and equity (deficit)   $ 24,420        $ 393,660      $ 319,705     $ (290,909)     $ 446,876
                       =========        =========      =========      =========      =========


                                          THIRTEEN WEEKS ENDED MARCH 30, 2002
                         -------------------------------------------------------------------------
                             BPC
                            Holding    Berry Plastics    Combined
                          Corporation   Corporation      Guarantor    Consolidating
                           (PARENT)       (ISSUER)      SUBSIDIARIES   ADJUSTMENTS    CONSOLIDATED
                         ------------  ---------------  ------------  -------------  -------------
CONSOLIDATING STATEMENT OF OPERATIONS
Net sales                  $      -        $  42,003      $  80,931     $        -      $ 122,934
Cost of goods sold                -           26,786         63,513              -         90,299
                           ---------        ---------      ---------      ---------      ---------
Gross margin                      -           15,217         17,418              -         32,635
Operating expenses               29            6,250          8,749              -         15,028
                           ---------        ---------      ---------      ---------      ---------
Operating income (loss)         (29)           8,967          8,669              -         17,607
Other expenses                    -               81             63              -            144
Interest expense, net         4,354              433          8,019              -         12,806
Income taxes (benefit)         (155)               8             38              -           (109)
Equity in net (income)
 loss from subsidiary        (8,994)            (549)             -          9,543              -
                           ---------        ---------      ---------      ---------      ---------
Net income (loss)          $  4,766         $  8,994       $    549      $  (9,543)      $  4,766
                           =========        =========      =========      =========      =========


CONSOLIDATING STATEMENT OF CASH FLOWS
Net income (loss)          $  4,766         $  8,994       $    549      $  (9,543)      $  4,766
Non-cash expenses               125            3,862          7,623              -         11,610
Equity  in  net (income)
 loss from subsidiary        (8,994)            (549)             -          9,543              -
Changes in working
 capital                      4,075           (5,036)        (7,926)             -         (8,887)
                           ---------        ---------      ---------      ---------      ---------
Net cash provided by (used for)
 operating activities           (28)           7,271            246              -          7,489
Net cash used for investing
 activities                       -           (6,152)        (6,847)             -        (12,999)
Net cash provided by (used for)
 financing activities          (411)          (1,050)         7,070              -          5,609
Effect on exchange rate
 changes on cash                  -                -           (557)             -           (557)
                           ---------        ---------      ---------      ---------      ---------
Net increase (decrease)in cash
 and cash equivalents          (439)              69            (88)             -           (458)
Cash and cash equivalents
 at beginning of period         440              121            671              -          1,232
                           ---------        ---------      ---------      ---------      ---------
Cash and cash equivalents
 at end of period          $      1         $    190        $   583      $       -       $    774
                           =========        =========      =========      =========      =========


                                          THIRTEEN WEEKS ENDED MARCH 31, 2001
                         -------------------------------------------------------------------------
                             BPC
                            Holding    Berry Plastics    Combined
                          Corporation   Corporation      Guarantor    Consolidating
                           (PARENT)       (ISSUER)      SUBSIDIARIES   ADJUSTMENTS    CONSOLIDATED
                         ------------  ---------------  ------------  -------------  -------------

CONSOLIDATING STATEMENT OF OPERATIONS
Net sales                  $      -        $  39,808      $   76,208    $        -      $ 116,016
Cost of goods sold                -           26,198          57,729             -         83,927
                           ---------        ---------      ---------      ---------      ---------
Gross margin                      -           13,610          18,479             -         32,089
Operating expenses              179            6,173          11,167             -         17,519
                           ---------        ---------      ---------      ---------      ---------
Operating income (loss)        (179)           7,437           7,312             -         14,570
Other expenses (income)           -              (28)              -             -            (28)
Interest expense, net         4,338            2,452           6,704             -         13,494
Income taxes                      7                5              70             -             82
Equity in net (income)loss
 from subsidiary             (5,546)            (538)              -         6,084              -
                           ---------        ---------      ---------      ---------      ---------
Net income (loss)          $  1,022         $  5,546       $     538    $   (6,084)    $    1,022
                           =========        =========      =========      =========      =========

CONSOLIDATING STATEMENT OF CASH FLOWS
Net income (loss)         $   1,022        $   5,546       $     538      $  (6,084)    $   1,022
Non-cash expenses             4,491            3,371           8,629              -        16,491
Equity  in net (income)
 loss from subsidiary        (5,546)            (538)              -          6,084             -
Changes in working capital       12           (2,793)        (12,078)             -       (14,859)
                           ---------        ---------      ---------      ---------      ---------
Net cash  provided  by (used for)
 operating activities           (21)           5,586          (2,911)             -         2,654
Net cash used for
 investing activities             -           (4,786)         (1,079)             -        (5,865)
Net cash provided by (used for)
 financing activities           (13)             724           3,312              -         4,023
Effect of exchange  rate
 changes on cash                  -                -             491              -           491
                           ---------        ---------      ---------      ---------      ---------
Net increase (decrease) in cash
 and cash equivalents           (34)           1,524            (187)             -         1,303
Cash and cash equivalents at
 beginning of period            220              642           1,192             -          2,054
                           ---------        ---------      ---------      ---------      ---------
Cash and cash equivalents at
 end of period            $     186        $   2,166       $   1,005      $      -      $   3,357
                           =========        =========      =========      =========      =========


7. Recently Issued Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 141, BUSINESS COMBINATIONS and SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. These pronouncements significantly change the accounting for business combinations, goodwill, and intangible assets. SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations and further clarifies the criteria to recognize intangible assets separately from goodwill. The requirements of SFAS No. 141 are effective for any business combination that is completed after June 30, 2001. SFAS No. 142 states goodwill and indefinite lived intangible assets are no longer amortized but are reviewed for impairment annually (or more frequently if impairment indicators arise). Separable intangible assets that are deemed to have an indefinite life will continue to be amortized over their useful lives. The Company adopted the provisions of SFAS Nos. 141 and 142 as of the beginning of fiscal 2002. Application of the nonamortization provisions of SFAS No. 142 is expected to result in an increase in net income (or decrease in net loss) of approximately $10.5 million per year based on goodwill related to acquisitions prior to the new rules. The following table presents the quarterly results of the Company on a comparable basis:

                                      THIRTEEN WEEKS ENDED
                              ------------------------------------
                                MARCH 30, 2002     MARCH 31, 2001
                              ----------------    ----------------
Reported net income                  $4,766            $1,022
Goodwill amortization, net of tax         -             2,071
                                 ------------      -------------
Adjusted net income                  $4,766            $3,093
                                 ============      =============

Prior to June 29, 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets and has not yet determined the impact of the results of these tests on the earnings and financial position of the Company. Any goodwill or other intangible asset impairment losses recognized from the initial impairment test are required to be reported as a cumulative effect of a change in accounting principle in the Company's financial statements.

In October 2001, the FASB issued SFAS No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS. This statement addresses the financial accounting and reporting for the impairment and disposal of long-lived assets. It supercedes and addresses significant issues relating to the implementation of SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. SFAS No. 144 retains many of the fundamental provisions of SFAS No. 121 and establishes a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. The Company adopted this standard as of the beginning of fiscal 2002. The application of SFAS No. 144 did not have a material impact on the Company's results of operations and financial position.

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

As the Company previously announced, in January 2002, the Board of Directors of Berry retained certain investment banking firms to assist it in considering certain strategic transactions designed to realize shareholders' value, including the possibility of a combination with a company in the industry or a sale of the company in a negotiated transaction. As part of this effort, these investment banking firms have initiated the process of soliciting offers for the Company. There can be no assurance that a strategic transaction involving the Company will be completed and, if completed, there can be no assurance as to the timing or terms thereof.

CRITICAL ACCOUNTING POLICIES

The Company has disclosed those accounting policies that it considers to be significant in determining the amounts to be utilized for communicating its consolidated financial position, results of operations and cash flows in the second note to its consolidated financial statements included in its Form 10-K filed with the Securities and Exchange Commission for the year ended December 29, 2001. Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with these principles requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results are likely to differ from these estimates, but management does not believe such differences will materially affect the Company's financial position or results of operations.

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

RESULTS OF OPERATIONS

13 WEEKS ENDED MARCH 30, 2002 (THE "QUARTER")
COMPARED TO 13 WEEKS ENDED MARCH 31, 2001 (THE "PRIOR QUARTER")

NET SALES. Net sales increased $6.9 million, or 6%, to $122.9 million for the Quarter from $116.0 million for the Prior Quarter with an approximate 2% deCREASE IN NET SELLING PRICE. CONTAINER NET SALES INCREASED $1.8 MILLION FROM THE PRIOR QUARTER WITH THE MOUNT VERNON ACQUISITION PROVIDING APPROXIMATELY $3.3 MILLION OF NET SALES IN THE QUARTER. CLOSURE NET SALES DECREASED $1.6 MILLION FROM THE PRIOR QUARTER. CONSUMER PRODUCTS NET SALES FOR THE QUARTER WERE $6.8 MILLION MORE THAN THE PRIOR QUARTER WITH THE PESCOR ACQUISITION PROVIDING NET SALES OF APPROXIMATELY $6.9 MILLION IN THE QUARTER.

GROSS PROFIT. Gross profit increased by $0.5 million to $32.6 million (27% of net sales) for the Quarter from $32.1 million (28% of net sales) for the Prior Quarter. This increase of 2% includes the combined impact of the added Pescor and Mount Vernon sales volume, effects of net selling prices and raw material costs, acquisition integration and productivity improvement initiatives. The Company has continued to consolidate products and business of recent acquisitions to the most efficient tooling, providing customers with improved products and customer service. As part of the integration, the Company removed molding operations from its Fort Worth, Texas facility (acquired in the Pescor acquisition). The business from this location was distributed throughout Berry's facilities. Also, significant productivity improvements were made during the year, including the addition of state-of-the-art injection molding equipment, molds and printing equipment at several of the Company's facilities.

OPERATING EXPENSES. Selling expenses increased by $0.1 million to $5.8 million for the Quarter from $5.7 million for the Prior Quarter principally as a result of the Pescor acquisition partially offset by cost reductions. General and administrative expenses decreased from $7.2 million for the Prior Quarter to $7.1 million for the Quarter. This decrease of $0.1 million is primarily attributable to cost reduction initiatives partially offset by the Pescor acquisition. During the Quarter, one-time transition expenses were $0.2 million related to acquisitions and $0.9 million related to the shutdown and reorganization of facilities. In the Prior Quarter, one-time transition expenses were $0.7 million related to acquisitions and $0.7 million related to the shutdown and reorganization of facilities.

INTEREST EXPENSE, NET. Net interest expense decreased $0.7 million to $12.8 million for the Quarter compared to $13.5 million for the Prior Quarter primarily due to lower interest rates on the Company's variable interest rate debt.

INCOME TAX. For the Quarter, the Company recorded an income tax benefit of $109,000 compared to income tax expense of $82,000 for the Prior Quarter. The Company continues to operate in a net operating loss carryforward position for federal income tax purposes.

NET INCOME. The Company recorded net income of $4.8 million for the Quarter compared to $1.0 million for the Prior Quarter for the reasons discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $7.5 million for the Quarter compared to $2.7 million for the Prior Quarter. The increase is primarily the result of improved operating performance with net income before depreciation and amortization increasing $3.2 million from the Prior Quarter.

Capital spending of $9.8 million for the Quarter represents an increase of $3.9 million from the Prior Quarter. The Quarter's capital spending included $0.7 million for buildings and systems, $5.0 million for molds, $2.6 million for molding and printing machines, and $1.5 million for accessory equipment and systems.

Net cash provided by financing activities was $5.6 million for the Quarter compared to $4.0 million for the Prior Quarter. The increase of $1.6 million can be primarily attributed to the financing of the Mount Vernon acquisition.

Increased working capital needs occur whenever the Company experiences strong incremental demand or a significant rise in the cost of raw material, particularly plastic resin. The Company anticipates that its cash interest, working capital and capital expenditure requirements for 2002 will be satisfied through a combination of funds generated from operating activities and cash on hand, together with funds available under the Credit Facility. Management bases such belief on historical experience and the substantial funds available under the Credit Facility. However, the Company cannot predict its future results of operations. At March 30, 2002, the Company's cash balance was $0.8 million, and Berry had unused borrowing capacity under the US Revolver of $19.7 million.

THE 1994 INDENTURE, 1998 INDENTURE, AND 1999 INDENTURE RESTRICT, AND THE CREDIT FACILITY PROHIBITS, BERRY'S ABILITY TO PAY ANY DIVIDEND OR MAKE ANY DISTRIBUTION OF FUNDS TO HOLDING TO SATISFY INTEREST AND OTHER OBLIGATIONS ON THE 1996 NOTES. INTEREST ON THE 1996 NOTES IS PAYABLE SEMI-ANNUALLY ON JUNE 15 AND DECEMBER 15 OF EACH YEAR. HOWEVER, FROM DECEMBER 15, 1999 UNTIL JUNE 15, 2001, HOLDING PAID INTEREST, AT AN INCREASED RATE OF 0.75% PER ANNUM, IN ADDITIONAL 1996 NOTES VALUED AT 100% OF THE PRINCIPAL AMOUNT THEREOF. HOLDING ISSUED AN ADDITIONAL $30.7 MILLION AGGREGATE PRINCIPAL AMOUNT OF 1996 NOTES IN SATISFACTION OF ITS INTEREST OBLIGATION. HOLDING'S ABILITY TO PAY PRINCIPAL AND INTEREST IN CASH ON THE 1996 NOTES AND BERRY'S ABILITY TO PAY PRINCIPAL AND INTEREST ON THE 1994 NOTES, 1998 NOTES, AND 1999 NOTES WILL DEPEND ON BERRY'S FINANCIAL AND OPERATING PERFORMANCE, WHICH IN TURN ARE SUBJECT TO PREVAILING ECONOMIC CONDITIONS AND TO CERTAIN FINANCIAL, BUSINESS AND OTHER FACTORS BEYOND ITS CONTROL. BASED ON HISTORICAL OPERATING RESULTS, MANAGEMENT BELIEVES THAT SUFFICIENT MONIES ARE AVAILABLE FROM BERRY UNDER THE TAX SHARING AGREEMENT TO ENABLE HOLDING TO MAKE THE JUNE 2002 CASH INTEREST PAYMENT ON THE 1996 NOTES, SUBJECT TO BERRY'S ABILITY TO GENERATE SUFFICIENT OPERATING RESULTS TO COMPLY WITH THE FINANCIAL COVENANTS IN THE CREDIT FACILITY. HOWEVER, IF BERRY CANNOT GENERATE SUFFICIENT CASH FLOW FROM OPERATIONS TO MEET ITS OBLIGATIONS, THEN THE COMPANY MAY BE FORCED TO TAKE ACTIONS SUCH AS REDUCING OR DELAYING CAPITAL EXPENDITURES, SELLING ASSETS, RESTRUCTURING OR REFINANCING ITS INDEBTEDNESS, OR SEEKING ADDITIONAL EQUITY CAPITAL. THERE IS NO ASSURANCE THAT ANY OF THESE ACTIONS COULD BE EFFECTED ON SATISFACTORY TERMS, IF AT ALL.

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

May 9, 2002


                                By: /S/ JAMES M. KRATOCHVIL
                                James M. Kratochvil
                                Executive Vice President, Chief Financial
                                Officer, Treasurer and Secretary of the
                                entities listed above (Principal Financial
                                and Accounting Officer)