Form 10-Q
period 2002-06-29
BPC HOLDING CORP; BERRY PLASTICS CORP
filed 2002-08-13
CIK 919465, 919463

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2002
                                     or
[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

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

As of July 19, 2002 and immediately prior to the merger (the "Merger") of GS Berry Acquisition Corp. with and into BPC Holding Corporation, the following shares of capital stock of BPC Holding Corporation were outstanding: 91,000 shares of Class A Voting Common Stock; 259,000 shares of Class A Nonvoting Common Stock; 144,546 shares of Class B Voting Common Stock; 59,800 shares of Class B Nonvoting Common Stock; and 16,833 shares of Class C Nonvoting Common Stock. As a result of the Merger, as of August 7, 2002, there were outstanding 2,726,251 shares of Common Stock, $100 par value, of BPC Holding Corporation. As of August 7, 2002 there were outstanding 100 shares of the Common Stock, $.01 par value, of Berry Plastics Corporation.

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

                          BPC HOLDING CORPORATION
                         BERRY PLASTICS CORPORATION

                              FORM 10-Q INDEX

                  FOR QUARTERLY PERIOD ENDED JUNE 29, 2002




                                                               PAGE NO.
Part I. Financial Information

      Item 1. Financial Statements:
              Consolidated Balance Sheets                           4
              Consolidated Statements of Operations                 6
              Consolidated Statements of Cash Flows                 7
              Notes to Consolidated Financial Statements            8


      Item 2. Management's Discussion and Analysis of
              Financial Condition and Results of Operations        18

PART II. OTHER INFORMATION

      Item 4. Submission of Matters to a Vote of Security Holders  23
      Item 5. Other Information                                    23
      Item 6. Exhibits and Reports on Form 8-K                     24

SIGNATURE                                                          25

PART 1.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                  BPC Holding Corporation and Subsidiaries
                        Consolidated Balance Sheets
                         (In Thousands of Dollars)

                                                          JUNE 29,       DECEMBER 29,
                                                            2002             2001
                                                        ----------        ----------

                                                         (UNAUDITED)
 Assets
 Current assets:
     Cash and cash equivalents                           $  1,107          $  1,232
     Accounts  receivable (less allowance for doubtful
       accounts of $2,084 at June 29, 2002 and
       $2,070 at December 29, 2001)                        66,632            48,623
     Inventories:
       Finished goods                                      43,487            43,048
       Raw materials and supplies                          15,824            13,009
                                                        ----------        ----------
                                                           59,311            56,057
     Prepaid expenses and other receivables                 4,130             5,280
                                                        ----------        ----------
 Total current assets                                     131,180           111,192
 Property and equipment:
     Land                                                   9,479             9,443
     Buildings and improvements                            73,067            72,722
     Machinery, equipment and tooling                     217,240           201,357
     Construction in progress                              34,621            22,647
                                                        ----------        ----------
                                                          334,407           306,169
     Less accumulated depreciation                        123,704           102,952
                                                        ----------        ----------
                                                          210,703           203,217
  Intangible assets:
     Deferred financing fees, net                           7,042             8,475
     Covenants not to compete, net                          1,215             1,955
     Excess of cost over net assets acquired, net         121,617           119,923
                                                        ----------        ----------
                                                          129,874           130,353

 Other                                                      4,433             2,114
                                                        ----------        ----------
 Total assets                                           $ 476,190         $ 446,876
                                                        ==========        ==========


                  BPC Holding Corporation and Subsidiaries
                  Consolidated Balance Sheets (continued)
                         (In Thousands of Dollars)

                                                          JUNE 29,       DECEMBER 29,
                                                            2002             2001
                                                        ----------        ----------
                                                        (UNAUDITED)
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
     Accounts payable                                   $  38,617         $  34,862
     Accrued expenses and other liabilities                11,500             8,955
     Accrued interest                                       7,878             7,964
     Employee compensation and payroll taxes               16,241            17,792
     Current portion of long-term debt                     19,328            22,292
                                                        ----------        ----------
  Total current liabilities                                93,564            91,865
  Long-term debt, less current portion                    480,686           463,589
  Accrued dividends on preferred stock                     33,066            27,446
  Deferred income taxes                                       547               489
  Other liabilities                                         2,694             3,088
                                                        ----------        ----------
                                                          610,557           586,477
 Stockholders' equity (deficit):
     Series   A   Preferred   Stock;  600,000  shares
    authorized,  issued  and  outstanding   (net   of
    discount of $1,747 at June 29, 2002 and $1,893 at
    December 29, 2001)                                     12,824            12,678
     Series  A-1  Preferred  Stock;  1,400,000 shares
    authorized;    1,000,000   shares   issued    and
    outstanding (net  of  discount  of $4,300 at June
    29, 2002 and $4,668 at December 29, 2001)              20,700            20,332
     Series   B   Preferred  Stock;  200,000   shares
    authorized, issued and outstanding                      5,000             5,000
     Series   C  Preferred   Stock;   13,168   shares
    authorized, issued and outstanding                      9,779             9,779
     Class A Common Stock; $.01 par value:
      Voting;  500,000  shares  authorized; 91,000
    shares issued and outstanding                               1                 1
      Nonvoting;  500,000 shares authorized; 259,000
    shares issued and outstanding                               3                 3
     Class B Common Stock; $.01 par value:
      Voting; 500,000 shares authorized; 145,058
    shares issued and 144,546 shares outstanding                1                 1
      Nonvoting; 500,000  shares  authorized;  61,325
    shares issued and 59,800 shares outstanding                 1                 1
     Class C Common Stock; $.01 par value:
      Nonvoting;  500,000  shares  authorized; 17,000
    shares issued and 16,833 shares outstanding                 -                 -
     Treasury  stock:   512  shares  Class  B  Voting
    Common  Stock;  2,103  shares  Class B  Nonvoting
    Common  Stock; and 167 shares Class  C  Nonvoting
    Common Stock                                             (405)             (405)
     Additional paid-in capital                            19,274            25,315
     Warrants                                               9,386             9,386
     Retained earnings (deficit)                         (210,281)         (220,263)
     Accumulated other comprehensive loss                    (650)           (1,429)
                                                        ----------        ----------
Total stockholders' equity (deficit)                     (134,367)         (139,601)
                                                        ----------        ----------
Total liabilities and stockholders' equity (deficit)    $ 476,190         $ 446,876
                                                        ==========        ==========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  BPC Holding Corporation and Subsidiaries
                   Consolidated Statements of Operations
                         (In Thousands of Dollars)

                                       THIRTEEN WEEKS ENDED     TWENTY-SIX WEEKS ENDED
                                       -----------------------------------------------
                                       JUNE 29,    JUNE 30,      JUNE 29,    JUNE 30,
                                        2002        2001          2002         2001
                                       -----------------------------------------------
                                           (UNAUDITED)               (UNAUDITED)
Net sales                              $127,989   $124,997       $250,923   $241,014
Cost of goods sold                       94,974     89,092        185,273    173,020
                                      ---------  ---------      ---------  ---------
Gross margin                             33,015     35,905         65,650     67,994
Operating expenses:
     Selling                              5,155      5,684         10,934     11,426
     General and administrative           7,099      9,005         14,210     16,248
     Research and development               758        530          1,305        931
     Amortization of intangibles            398      3,345            875      6,096
     Other expenses                       1,011        911          2,125      2,294
                                      ---------  ---------      ---------  ---------
Operating income                         18,594     16,430         36,201     30,999
Other expenses (income):
   Loss (gain) on disposal of property
   and equipment                            147        (16)           291        (44)
                                      ---------  ---------      ---------  ---------
Income before interest and taxes         18,447     16,446         35,910     31,043
Interest:
     Expense                            (12,778)   (14,457)       (25,587)   (28,007)
     Income                                   1        (32)             4         24
                                      ---------  ---------      ---------  ---------
Income before income taxes                5,670      1,957         10,327      3,060
Income taxes                                454         50            345        131
                                      ---------  ---------      ---------  ---------
Net income                                5,216      1,907          9,982      2,929

PREFERRED STOCK DIVIDENDS                (2,865)    (2,368)        (5,620)    (4,484)
Amortization of preferred stock
   discount                                (256)      (256)          (512)      (512)
                                      ---------  ---------      ---------  ---------
Net income (loss) attributable to
   common stockholders                  $ 2,095     $ (717)       $ 3,850   $ (2,067)
                                      =========  =========      =========  =========





SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  BPC Holding Corporation and Subsidiaries
                   Consolidated Statements of Cash Flows
                         (In Thousands of Dollars)

                                                      TWENTY-SIX WEEKS ENDED
                                                    -------------------------
                                                       JUNE 29,    JUNE 30,
                                                        2002         2001
                                                    ------------  -----------
                                                            (UNAUDITED)
OPERATING ACTIVITIES
Net income                                             $ 9,982      $ 2,929
Adjustments to reconcile net income to net
cash provided by operating activities:
  Depreciation                                          21,098       18,042
  Non-cash interest expense                              1,262        9,975
  Amortization                                             875        6,096
  Non-cash compensation expense                              -          300
  Loss (gain) on sale of property and equipment            291          (44)
  Changes in operating assets and liabilities:
    Accounts receivable, net                           (17,544)     (10,754)
    Inventories                                         (2,914)       2,402
    Prepaid expenses and other receivables               1,615       (3,024)
    Other assets                                        (2,319)          40
    Payables and accrued expenses                        4,694        4,929
                                                    ------------  -----------
Net cash provided by operating activities               17,040       30,891

INVESTING ACTIVITIES
Additions to property and equipment                    (17,675)     (14,124)
Proceeds from disposal of property and equipment             2           69
Acquisitions of businesses                              (4,562)     (23,063)
                                                    ------------  -----------
Net cash used for investing activities                 (22,235)     (37,118)

FINANCING ACTIVITIES
Proceeds from long-term borrowings                      19,636        9,427
Payments on long-term borrowings                       (13,924)     (10,546)
Issuance of common stock                                    93           97
Issuance of preferred stock and warrants                     -       10,000
Debt origination costs                                       -       (1,008)
                                                    ------------  -----------
Net cash provided by financing activities                5,805        7,970
Effect of exchange rate changes on cash                   (735)         587
                                                    ------------  -----------
Net increase (decrease) in cash and cash equivalents      (125)       2,330
Cash and cash equivalents at beginning of period         1,232        2,054
                                                    ------------  -----------
Cash and cash equivalents at end of period             $ 1,107      $ 4,384
                                                    ============  ===========








SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  BPC Holding Corporation and Subsidiaries
                 Notes to Consolidated Financial Statements
            (In thousands of dollars, except as otherwise noted)
                                (Unaudited)

   1. Basis of Presentation

THE ACCOMPANYING UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS OF BPC HOLDING CORPORATION AND ITS SUBSIDIARIES (THE "COMPANY") HAVE BEEN PREPARED IN ACCORDANCE WITH ACCOUNTING PRINCIPLES GENERALLY ACCEPTED IN THE UNITED STATES FOR INTERIM FINANCIAL INFORMATION AND WITH THE INSTRUCTIONS FOR FORM 10-Q AND ARTICLE 10 OF REGULATION S-X. ACCORDINGLY, THEY DO NOT INCLUDE ALL OF THE INFORMATION AND FOOTNOTES REQUIRED BY ACCOUNTING PRINCIPLES GENERALLY ACCEPTED IN THE UNITED STATES FOR COMPLETE FINANCIAL STATEMENTS. IN THE OPINION OF MANAGEMENT, ALL ADJUSTMENTS (CONSISTING OF NORMAL RECURRING ACCRUALS) CONSIDERED NECESSARY FOR A FAIR PRESENTATION HAVE BEEN INCLUDED. OPERATING RESULTS FOR THE PERIODS PRESENTED ARE NOT NECESSARILY INDICATIVE OF THE RESULTS THAT MAY BE EXPECTED FOR THE FULL FISCAL YEAR. THE
ACCOMPANYING FINANCIAL STATEMENTS INCLUDE THE RESULTS OF BPC HOLDING CORPORATION ("HOLDING") AND ITS WHOLLY-OWNED SUBSIDIARY, BERRY PLASTICS CORPORATION ("BERRY"), AND ITS WHOLLY-OWNED SUBSIDIARIES: BERRY IOWA CORPORATION, BERRY TRI-PLAS CORPORATION, BERRY STERLING CORPORATION, AEROCON, INC., PACKERWARE CORPORATION, BERRY PLASTICS DESIGN CORPORATION, VENTURE PACKAGING, INC. AND ITS SUBSIDIARIES VENTURE PACKAGING MIDWEST, INC. AND BERRY PLASTICS TECHNICAL SERVICES, INC., NIM HOLDINGS LIMITED AND ITS SUBSIDIARY BERRY PLASTICS U.K. LIMITED AND ITS SUBSIDIARY NORWICH ACQUISITION LIMITED, KNIGHT PLASTICS, INC., CPI HOLDING CORPORATION AND ITS SUBSIDIARY CARDINAL PACKAGING, INC., BERRY PLASTICS ACQUISITION CORPORATION II, POLY-SEAL CORPORATION, BERRY PLASTICS ACQUISITION CORPORATION III, CBP HOLDINGS S.R.L. AND ITS SUBSIDIARIES CAPSOL BERRY PLASTICS S.P.A. AND OCIESSE S.R.L, AND PESCOR, INC.. THESE FINANCIAL STATEMENTS AND RELATED NOTES SHOULD BE READ IN CONNECTION WITH THE COMPANY'S CONSOLIDATED FINANCIAL STATEMENTS AND FOOTNOTES THERETO INCLUDED IN HOLDING'S AND BERRY'S FORM 10-K FILED WITH THE SECURITIES AND EXCHANGE COMMISSION FOR THE YEAR ENDED DECEMBER 29, 2001.

1.    Recent Acquisitions

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

                                    Thirteen Weeks Ended  Twenty-six Weeks Ended
                                    --------------------------------------------
                                     JUNE 29,  JUNE 30,     JUNE 29,  JUNE 30,
                                       2002      2001         2002      2001
                                    --------------------------------------------
Pro forma net sales                 $127,989   $134,223     $252,034  $261,280
Pro forma net income                   5,670      1,348       10,484     1,689

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

3. LONG-TERM DEBT

Long-term debt consists of the following:

                                                   JUNE 29,      DECEMBER 29,
                                                     2002           2001
                                                 ------------    ------------
Holding 12.50% Senior Secured Notes               $ 135,714       $ 135,714
Berry 12.25% Senior Subordinated Notes              125,000         125,000
Berry 11% Senior Subordinated Notes                  75,000          75,000
Term loans                                           43,148          54,596
Revolving lines of credit                            67,216          49,053
Second Lien Senior Credit Facility                   25,000          25,000
Nevada Industrial Revenue Bonds                       2,500           3,000
Capital leases                                       26,123          18,131
Debt premium, net                                       313             387
                                                 ------------    ------------
                                                    500,014         485,881
Less current portion of long-term debt               19,328          22,292
                                                 ------------    ------------
                                                   $480,686        $463,589
                                                 ============    ============



The current portion of long-term debt consists of $14.5 million on the term loans payable in monthly installments and $4.8 million in repayments of the industrial bonds and the monthly principal payments related to capital lease obligations. In fiscal 2002, Berry has entered into various capital lease obligations with no immediate cash flow effect resulting in capitalized property and equipment and corresponding capital lease obligations of $6,531.

Prior to the Merger, the Company had a financing and security agreement (the "Financing Agreement") with a syndicate of lenders led by Bank of America for a senior secured credit facility (the "Credit Facility"). As of June 29, 2002, the Credit Facility provided the Company with (i) a $80.0 million revolving line of credit ("US Revolver"), subject to a borrowing base formula, (ii) a $2.3 million (using the June 29, 2002 exchange rate) revolving line of credit denominated in British Sterling in the U.K. ("UK Revolver"), subject to a separate borrowing base formula, (iii) a $41.8 million term loan facility, (iv) a $1.3 million (using the June 29, 2002 exchange rate) term loan facility denominated in British Sterling in the U.K. ("UK Term Loan"), and (v) a $2.6 million standby letter of credit facility to support the Company's and its subsidiaries' obligations under the Nevada Bonds. CBP Holdings S.r.l. has a revolving credit facility (the "Italy Revolver") from Bank of America for $13.3 million (using the June 29, 2002 exchange rate) denominated in Euros. Bank of America also extended working capital financing (the "Italy Working Capital Line") of up to $1.7 million (using the June 29, 2002 exchange rate) denominated in Euros. The full amount available under the Italy Revolver and the Italy Working Capital Line are applied to reduce amounts available under the US Revolver, as does the outstanding balance under the UK Revolver. The indebtedness under the Credit Facility is guaranteed by Holding and all of its subsidiaries (other than its subsidiaries in the United Kingdom and Italy). The obligations of the Company and the subsidiaries under the Credit Facility and the guarantees thereof are secured by substantially all of the assets of such entities.

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

                                     Thirteen Weeks Ended   Twenty-six Weeks Ended
                                    ------------------------------------------------
                                       JUNE 29,   JUNE 30,      JUNE 29,   JUNE 30,
                                         2002       2001         2002       2001
                                    ------------------------------------------------
Net sales:
  Containers                         $ 64,437    $ 66,543     $ 122,615    $ 122,946
  Closures                             34,364      33,308        67,828       68,390
  Consumer Products                    29,188      25,146        60,481       49,678
Adjusted EBITDA:
  Containers                           17,321      18,482        33,180       33,776
  Closures                              8,479       6,658        15,929       14,347
  Consumer Products                     5,162       5,318        11,568       10,098
Total assets:
  Containers                          210,275     215,646       210,275      215,646
  Closures                            163,815     159,089       163,815      159,089
  Consumer Products                   102,500      84,335       102,500       84,335
Reconciliation of Adjusted EBITDA to
 income before income taxes:
    Adjusted EBITDA for reportable
      segments                       $ 30,962    $ 30,458      $ 60,677     $ 58,221
    Net interest expense              (12,777)    (14,489)      (25,583)     (27,983)
    Depreciation                      (10,740)     (9,377)      (21,098)     (18,042)
    Amortization                         (398)     (3,345)         (875)      (6,096)
    Gain (loss) on disposal of property
      and equipment                      (147)         16          (291)          44
    One-time expenses                  (1,033)       (943)       (2,175)      (2,359)
    Non-cash compensation                   -        (150)            -         (300)
    Management fees                      (197)       (213)         (328)        (425)
                                     ---------   ---------      ---------   ---------
    Income before income taxes       $  5,670     $ 1,957      $ 10,327      $ 3,060
                                     =========   =========      =========   =========




5. COMPREHENSIVE INCOME

Comprehensive income was $6.3 million and $1.7 million for the thirteen weeks ended June 29, 2002 and June 30, 2001, respectively and $10.8 million and $1.8 million for the twenty-six weeks ended June 29, 2002 and June 20, 2001, respectively

       6. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (IN THOUSANDS)

Holding conducts its business through its wholly owned subsidiary, Berry. Holding and all of Berry's subsidiaries fully, jointly, severally, and unconditionally guarantee on a senior subordinated basis the $100.0 million aggregate principal amount of 12.25% Berry Plastics Corporation Senior Subordinated Notes due 2004 issued on April 21, 1994 (the "1994 Notes"), the $25.0 million aggregate principal amount of 12.25% Berry Plastics Corporation Series B Senior Subordinated Notes due 2004 issued on August 24, 1998 (the "1998 Notes"), and the $75.0 million aggregate principal amount of 11% Berry Plastics Corporation Senior Subordinated Notes due 2007 issued on July 6, 1999 (the "1999 Notes"). There are no nonguarantor subsidiaries with respect to the notes issued by Berry. Holding's 12.50% Series B Senior Secured Notes due 2006 (the "1996 Notes") are not guaranteed by Berry or any of Berry's wholly owned subsidiaries. The Indenture dated as of April 21, 1994 (the "1994 Indenture"), the Indenture dated August 24, 1998 (the "1998 Indenture") and the Indenture dated July 6, 1999 (the "1999 Indenture") restrict, and the Credit Facility prohibits, Berry's ability to pay any dividend or make any distribution of funds to Holding to satisfy interest and other obligations on Holding's 1996 Notes. Berry and all of Berry's subsidiaries are 100% owned by Holding. Separate narrative information or financial statements of guarantor subsidiaries have not been included as management believes they would not be material to investors. Presented below is condensed consolidating financial information for Holding, Berry, and its subsidiaries at June 29, 2002 and December 29, 2001 and for the thirteen and twenty-six weeks ended June 29, 2002 and June 30, 2001. The equity method has been used with respect to investments in subsidiaries.

                                                     JUNE 29, 2002
                      --------------------------------------------------------------------------
                         BPC Holding  Berry Plastics    Combined
                         Corporation    Corporation     Guarantor    Consolidating
                          (PARENT)       (ISSUER)     SUBSIDIARIES    ADJUSTMENTS   CONSOLIDATED
                      --------------------------------------------------------------------------
CONSOLIDATING
BALANCE SHEET
Current assets            $      1       $  41,432      $   89,747     $       -     $  131,180
Net property and
equipment                        -          77,116         133,587             -        210,703
Other noncurrent assets     35,769         352,990         111,870      (366,322)       134,307
                        -------------   ------------    ------------   ------------  ------------
Total assets              $ 35,770       $ 471,538       $ 335,204    $ (366,322)     $ 476,190
                        =============   ============    ============   ============  ============

Current liabilities       $    707       $  57,909       $  34,948    $        -      $  93,564
Noncurrent liabilities     169,430         380,465         353,844      (386,746)       516,993
Equity (deficit)          (134,367)         33,164         (53,588)       20,424       (134,367)
                        -------------   -------------   -------------  ------------  ------------
Total liabilities
and equity (deficit)      $ 35,770       $ 471,538       $ 335,204     $(366,322)     $ 476,190
                        =============   =============   =============  ============  ============


                                                   DECEMBER 29, 2001
                      --------------------------------------------------------------------------
                         BPC Holding  Berry Plastics    Combined
                         Corporation    Corporation     Guarantor    Consolidating
                          (PARENT)       (ISSUER)     SUBSIDIARIES    ADJUSTMENTS   CONSOLIDATED
                      --------------------------------------------------------------------------
CONSOLIDATING
BALANCE SHEET
Current assets            $    440       $  32,459      $   78,293     $       -      $ 111,192
Net property and
equipment                        -          71,437         131,780             -        203,217
Other noncurrent assets     23,980         289,764         109,632      (290,909)       132,467
                        -------------   -------------   -------------  ------------  ------------
Total assets              $ 24,420       $ 393,660       $ 319,705     $(290,909)     $ 446,876
                        =============   =============   =============  ============  ============

Current liabilities      $     861       $  60,212       $  30,792     $       -      $  91,865
Noncurrent liabilities     163,160         311,574         345,799      (325,921)       494,612
Equity (deficit)          (139,601)         21,874         (56,886)       35,012       (139,601)
                        -------------   -------------   -------------  ------------  ------------
Total liabilities
and equity (deficit)     $  24,420      $  393,660       $ 319,705     $ (290,909)     $ 446,876
                        =============   =============   =============  ============  ============



                                            THIRTEEN WEEKS ENDED JUNE 29, 2002
                      --------------------------------------------------------------------------
                         BPC Holding  Berry Plastics    Combined
                         Corporation    Corporation     Guarantor    Consolidating
                          (PARENT)       (ISSUER)     SUBSIDIARIES    ADJUSTMENTS   CONSOLIDATED
                      --------------------------------------------------------------------------
CONSOLIDATING STATEMENT OF OPERATIONS
Net sales                  $     -       $ 45,035        $ 82,954         $     -      $ 127,989
Cost of goods sold               -         30,028          64,946               -         94,974
                        -------------   -------------   -------------  ------------  ------------
Gross profit                     -         15,007          18,008               -         33,015
Operating expenses              22          5,636           8,763               -         14,421
                        -------------   -------------   -------------  ------------  ------------
Operating income (loss)        (22)         9,371           9,245               -         18,594
Other expenses                   -             18             129               -            147
Interest expense, net        4,378            940           7,459               -         12,777
Income taxes (benefit)      (8,100)         8,113             441               -            454
Equity in net income)
loss from subsidiary        (1,516)        (1,216)              -           2,732              -
                        -------------   -------------   -------------  ------------  ------------
Net income (loss)         $  5,216      $   1,516        $  1,216        $ (2,732)     $   5,216
                        =============   =============   =============  ============  ============


                                            THIRTEEN WEEKS ENDED JUNE 30, 2001
                      --------------------------------------------------------------------------
                         BPC Holding  Berry Plastics    Combined
                         Corporation    Corporation     Guarantor    Consolidating
                          (PARENT)       (ISSUER)     SUBSIDIARIES    ADJUSTMENTS   CONSOLIDATED
                      --------------------------------------------------------------------------
CONSOLIDATING STATEMENT OF OPERATIONS
Net sales                 $       -      $ 44,091        $ 80,906         $      -     $ 124,997
Cost of goods sold                -        28,452          60,640                -        89,092
                        -------------   ------------    ------------   ------------  ------------
Gross profit                      -        15,639          20,266                -        35,905
Operating expenses              185         7 065          12,225                -        19,475
                        -------------   ------------    ------------   ------------  ------------
Operating income (loss)        (185)        8,574           8,041                -        16,430
Other expenses (income)           -            10             (26)               -           (16)
Interest expense, net         4,393         2,130           7,966                -        14,489
Income taxes                      9            13              28                -            50
Equity in net (income)
 loss from subsidiary        (6,494)          (73)              -            6,567             -
                        -------------   ------------    ------------   ------------  ------------
Net income (loss)        $    1,907      $  6,494        $     73         $ (6,567)    $   1,907
                        =============   ============    ============   ============  ============


                                              TWENTY-SIX WEEKS ENDED JUNE 29, 2002
                      --------------------------------------------------------------------------
                         BPC Holding  Berry Plastics    Combined
                         Corporation    Corporation     Guarantor    Consolidating
                          (PARENT)       (ISSUER)     SUBSIDIARIES    ADJUSTMENTS   CONSOLIDATED
                      --------------------------------------------------------------------------
 CONSOLIDATING STATEMENT OF OPERATIONS
Net sales                   $     -       $  87,040      $  163,883      $      -      $ 250,923
Cost of goods sold                -          56,814         128,459             -        185,273
                        -------------   -------------   -------------  ------------  ------------
Gross profit                      -          30,226          35,424             -         65,650
Operating expenses               51          11,883          17,515             -         29,449
                        -------------   -------------   -------------  ------------  ------------
Operating income (loss)         (51)         18,343          17,909             -         36,201
Other expenses                    -              98             193             -            291
Interest expense, net         8,731           1,374          15,478             -         25,583
Income taxes (benefit)       (8,253)          8,121             477             -            345
Equity in net income
 loss from subsidiary       (10,511)         (1,761)              -        12,272              -
                        -------------   -------------   -------------  ------------  ------------
Net income (loss)          $  9 982       $  10,511      $    1,761      $(12,272)         9,982
                        =============   =============   =============  ============  ============

CONSOLIDATING STATEMENT OF CASH FLOWS
Net income (loss)          $  9,982       $  10,511      $    1,761      $(12,272)     $   9,982
Non-cash expenses               250           7,614          15,662             -         23,526
Equity in net (income)
 loss from subsidiary       (10,511)         (1,761)              -        12,272              -
Changes in working capital     (154)         (9,860)         (6,454)            -        (16,468)
                        -------------   -------------   -------------  ------------  ------------
Net cash provided by (used for)
 operating activities          (433)          6,504          10,969             -         17,040
Net  cash  used  for  investing
 activities                       -          (5,847)        (16,388)            -        (22,235)
Net cash provided by (used for)
 financing activities            (6)           (156)          5,967             -          5,805
Effect on exchange rate changes
 on cash                          -               -            (735)            -           (735)
                        -------------   -------------   -------------  ------------  ------------
Net increase (decrease) in cash
 and cash equivalents          (439)            501            (187)            -           (125)
Cash  and  cash  equivalents at
 beginning of period            440             121             671             -          1,232
                        -------------   -------------   -------------  ------------  ------------
Cash and cash equivalents
 at end of period          $      1       $     622      $      484      $      -      $   1,107
                        =============   =============   =============  ============  ============


                                                TWENTY-SIX WEEKS ENDED JUNE 30, 2001
                        --------------------------------------------------------------------------
                           BPC Holding  Berry Plastics    Combined
                           Corporation    Corporation     Guarantor    Consolidating
                            (PARENT)       (ISSUER)     SUBSIDIARIES    ADJUSTMENTS   CONSOLIDATED
                        --------------------------------------------------------------------------
CONSOLIDATING STATEMENT OF OPERATIONS
Net sales                   $      -       $   83,897      $ 157,117     $       -      $  241,014
Cost of goods sold                 -           54,649        118,371             -         173,020
                          -------------   -------------   -------------  ------------  ------------
Gross profit                       -           29,248         38,746             -          67,994
Operating expenses               364           13,239         23,392             -          36,995
                          -------------   -------------   -------------  ------------  ------------
Operating income (loss)         (364)          16,009         15,354             -          30,999
Other expenses                     -              (28)           (16)            -             (44)
Interest expense, net          8,733            4,815         14,435             -          27,983
Income taxes                      16               18             97             -             131
Equity in net (income)
 loss from subsidiary        (12,042)            (838)             -        12,880               -
                          -------------   -------------   -------------  ------------  ------------
Net income (loss)           $  2,929       $   12,042      $     838     $ (12,880)     $    2,929
                          =============   =============   =============  ============  ============

CONSOLIDATING STATEMENT OF CASH FLOWS
Net income (loss)           $  2,929       $   12,042      $     838     $ (12,880)     $    2,929
Non-cash expenses              9,018            7,379         17,972             -          34,369
Equity in net (income)
 loss from subsidiary        (12,042)            (838)             -        12,880               -
Changes in working capital         -           (1,978)        (4,429)            -          (6,407)
                          -------------   -------------   -------------  ------------  ------------
Net cash provided by (used for)
 operating activities            (95)          16,605         14,381             -          30,891
Net cash used for investing
 activities                        -          (28,434)        (8,684)            -         (37,118)
Net cash provided by (used for)
 financing activities            115           13,057         (5,202)            -           7,970
Effect on exchange rate changes
 on cash                           -                -            587             -             587
                          -------------   -------------   -------------  ------------  ------------
Net increase in cash
 and cash equivalents             20            1,228          1,082             -           2,330
Cash  and  cash  equivalents at
 beginning of period             220              642          1,192             -           2,054
                          -------------   -------------   -------------  ------------  ------------
Cash  and  cash equivalents
  at end of period          $    240       $    1,870      $   2,274     $       -      $    4,384
                          =============   =============   =============  ============  ============


7.    RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2001, the FASB issued SFAS No. 141, BUSINESS COMBINATIONS and SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. These pronouncements significantly change the accounting for business combinations, goodwill, and intangible assets. SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations and further clarifies the criteria to recognize intangible assets separately from goodwill. The requirements of SFAS No. 141 are effective for any business combination that is completed after June 30, 2001. SFAS No. 142 states goodwill and indefinite lived intangible assets are no longer amortized but are reviewed for impairment annually (or more frequently if impairment indicators arise). Separable intangible assets that are deemed to have a finite life will continue to be amortized over their estimated useful lives. The Company adopted the provisions of SFAS Nos. 141 and 142 as of the beginning of fiscal 2002. The Company has performed the first of the required impairment tests of goodwill and indefinite lived intangible assets and has determined that no write-down of the asset values is necessary. Application of the nonamortization provisions of SFAS No. 142 is expected to result in an increase in net income (or decrease in net loss) of approximately $10.5 million per year based on goodwill related to acquisitions prior to the adoption of the new rules. The following table presents the quarterly results of the Company on a comparable basis:

                                   THIRTEEN WEEKS ENDED      TWENTY-SIX WEEKS ENDED
                                  --------------------------------------------------
                                       JUNE 29,  JUNE 30,    JUNE 29,  JUNE 30,
                                        2002      2001        2002       2001
                                  --------------------------------------------------
Reported net income                  $ 5,216     $ 1,907     $ 9,982    $ 2,929
Goodwill amortization, net of tax          -       2,712           -      4,784
                                     --------    --------    --------   --------
Adjusted net income                  $ 5,216     $ 4,619     $ 9,982    $ 7,713
                                     ========    ========    ========   ========


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

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, RESCISSION OF FASB STATEMENTS NO. 4, 44 AND 64, AMENDMENT OF FASB STATEMENT NO. 13 AND TECHNICAL CORRECTIONS (SFAS No. 145). Upon the adoption of SFAS No. 145, all gains and losses on the extinguishment of debt for periods presented in the financial statements will be classified as extraordinary items only if they meet the criteria in APB Opinion No. 30, REPORTING THE RESULTS OF OPERATIONS - REPORTING THE EFFECTS OF DISPOSAL OF A SEGMENT OF A BUSINESS, AND EXTRAORDINARY, UNUSUAL AND INFREQUENTLY OCCURRING EVENTS AND TRANSACTIONS (APB No. 30). The provisions of SFAS No. 145 related to the rescission of FASB Statement No. 4 and FASB Statement No. 64 shall be applied for fiscal years beginning after May 15, 2002. The Company is currently evaluating the effects, if any, that this standard will have on its results of operations and financial position. The provisions of SFAS No. 145 related to the rescission of FASB Statement No. 44, the amendment of

FASB Statement No. 113 and Technical Corrections are effective as of May 15, 2002 and did not have a material impact on the Company.

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES (SFAS No.146). SFAS No. 146 nullifies Emerging Issues Task Force (EITF) Issue No, 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 generally requires companies to recognize costs associated with exit activities when they are incurred rather than at the date of a commitment to an exit or disposal plan and is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company is currently evaluating the effects, if any, that this standard will have on its results of operations and financial position.

NOTE 8.  SUBSEQUENT EVENT

On July 22, 2002, GS Berry Acquisition Corp. (the "Buyer") merged (the "Merger") with and into BPC Holding Corporation, pursuant to the Agreement and Plan of Merger (as amended, the "Merger Agreement"), dated as of May 25, 2002, by and among Buyer, GS Capital Partners 2000 Offshore, L.P., GS Capital Partners 2000 GMBH & Co. Beteiligungs KG, Bridge Street Special Opportunities Fund 2000, L.P., GS Capital Partners 2000 Employee Fund, L.P., Stone Street Fund 2000, L.P., BPC Holding, Berry Plastics Corporation and certain stockholders and warrant holders of BPC Holding. At the effective time of the Merger, (i) each share of common stock of BPC Holding Corporation issued and outstanding immediately prior to the effective time of the Merger was converted into the right to receive cash pursuant to the terms of the Merger Agreement, and (ii) each share of common stock of the Buyer issued and outstanding immediately prior to the effective time of the Merger was converted into one share of common stock of BPC Holding.

The total amount of funds required to consummate the Merger and to pay estimated fees and expenses related to the Merger, including amounts related to the repayment of indebtedness, the redemption of the outstanding preferred stock and the payment of transaction costs incurred by Holding, were approximately $875.1 million (which includes the amount of certain indebtedness which will remain outstanding and the value of certain shares of Holding common stock held by our employees that were contributed to the Buyer immediately prior to the Merger). Additionally, the purchase price is subject to post-closing adjustments related to the level of working capital at the time of closing.

In connection with the Merger, Berry Plastics received approximately $330.0 million from a senior term loan from a syndicate of lenders led by Goldman Sachs Credit Partners L.P., as administrative agent, approximately $250.0 million from the issuance of 10 3/4 % Senior Subordinated Notes to various private institutional buyers, and, as a result of the Merger, approximately $268.8 million in equity contributions from affiliates of the Buyer and certain existing stockholders and members of Berry's management. The $330.0 million senior term loan is part of the Company's new senior secured credit facility that also includes a $100.0 million revolving line of credit, which had no outstanding balance at the closing of the Acquisition, and $50.0 million delayed draw facility both of which have not been drawn upon.

Item 2.
      Management's Discussion and Analysis of Financial Condition and
                           Results of Operations

Unless the context discloses otherwise, the "Company" as used in this Management's Discussion and Analysis of Financial Condition and Results of Operations shall include Holding and its subsidiaries on a consolidated basis. The following discussion should be read in conjunction with the consolidated financial statements of Holding and its subsidiaries and the accompanying notes thereto, which information is included elsewhere herein. As the Company previously announced, the Board of Directors was considering a possible strategic transaction, including a possible sale of the Company in a negotiated transaction. On July 22, 2002, GS Berry Acquisition Corp. (the "Buyer") merged (the "Merger") with and into Holding. As a result of the Merger, the Buyer and its affiliates own approximately 65% of the common stock of Holding. The remaining common stock of Holding is held by J.P. Morgan Partners Global Investors, L.P. and other private equity funds affiliated with J.P. Morgan Partners, LLC, the private equity investment arm of J.P. Morgan Chase & Co., which own approximately 29% of Holding's common stock and by members of Berry's management (see Item 5).

The Company remains highly leveraged following the Merger. The high degree of leverage could have important consequences, including, but not limited to, the following: (i) a substantial portion of Berry's cash flow from operations must be dedicated to the payment of principal and interest on its indebtedness, thereby reducing the funds available to Berry for other purposes; (ii) Berry's ability to obtain additional debt financing in the future for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes may be impaired; (iii) certain of Berry's borrowings will be at variable rates of interest, which will expose Berry to the risk of higher interest rates; (iv) the indebtedness outstanding under the senior credit facility is secured by substantially all of the assets of Berry; (v) Berry is substantially more leveraged than certain of its competitors, which may place Berry at a competitive disadvantage, particularly in light of its acquisition strategy; and (vi) Berry's degree of leverage may hinder its ability to adjust rapidly to changing market conditions and could make it more vulnerable in the event of a downturn in general economic conditions or its business.

CRITICAL ACCOUNTING POLICIES

The Company has disclosed those accounting policies that it considers to be significant in determining the amounts to be utilized for communicating its consolidated financial position, results of operations and cash flows in the second note to its consolidated financial statements included in its Form 10-K filed with the Securities and Exchange Commission for the year ended December 29, 2001. Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with these principles requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results are likely to differ from these estimates, but management does not believe such differences will materially affect the Company's financial position or results of operations. The following accounting policies represent the most critical based on management's analysis due the impact on the Company's results of operations.

ACCOUNTS RECEIVABLE. The Company evaluates the allowance for doubtful accounts on a quarterly basis and reviews any significant customers with delinquent balances to determine future collectibility. The determination includes a review of legal issues (such as bankruptcy status), past history, current financial and credit reports, and the experience of the respective credit representative. Reserves are established in the quarter in which the account is deemed uncollectible. The Company maintains additional reserves based on historical bad debt experience. The Company believes, based on past history and credit policies, that the net accounts receivable are of good quality.

MEDICAL. Berry offers medical insurance that is primarily self-insured to its employees. The Company evaluates the medical claims liability on a quarterly basis and obtains an independent actuarial analysis on an annual basis. A liability is accrued for the expected claims incurred but not reported plus any known claims. Based on its analysis, the Company believes that the medical claims liability is sufficient.

WORKERS' COMPENSATION. Effective in fiscal 2000, the Company converted the majority of its facilities to a large deductible program for workers' compensation insurance. On a quarterly basis, the Company evaluates the liability based on third-party adjusters' independent analyses by claim. Based on its analysis, the Company believes that the workers' compensation liability is sufficient.

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

RESULTS OF OPERATIONS

13 WEEKS ENDED JUNE 29, 2002 ("QUARTER")
COMPARED TO 13 WEEKS ENDED JUNE 30, 2001 ("PRIOR QUARTER")

NET SALES. Net sales increased $3.0 million, or 2%, to $128.0 million for the Quarter from $125.0 million for the Prior Quarter with an approximate 4% decrease in net selling price due to the cyclical impact of lower resin costs. Container net sales decreased $2.1 million from the Prior Quarter with the Mount Vernon acquisition providing approximately $3.0 million of net sales in the Quarter. The decrease was primarily due to lower selling prices and a large promotion in the Prior Quarter. Closure net sales increased $1.1 million from the Prior Quarter. Consumer product sales for the Quarter increased $4.0 million from the Prior Quarter primarily due to the Pescor acquisition and increased sales from the thermoformed drink cup line.

GROSS MARGIN. Gross margin decreased by $2.9 million to $33.0 million (26% of net sales) for the Quarter from $35.9 million (29% of net sales) for the Prior Quarter. This decrease of 8% includes the combined impact of the added Pescor and Mount Vernon sales volume, the effect of net selling prices and raw material costs, acquisition integration and productivity improvement initiatives. The historical margin percentage of the Mount Vernon acquired business is significantly less than the Company's historical gross margins thereby reducing consolidated margins until the business is fully integrated. Also, depreciation for the Quarter exceeded the Prior Quarter by $1.4 million. In addition, the Company has continued to consolidate products and business of recent acquisitions to the most efficient tooling, providing customers with improved products and customer service. As part of the integration, the Company removed the molding operations from its Fort Worth, Texas facility (acquired in the Pescor acquisition). The business from this location was distributed throughout Berry's facilities. Also, significant productivity improvements were made during the year, including the addition of state-of-the-art injection molding equipment, molds and printing equipment at several of the Company's facilities.

OPERATING EXPENSES. Selling expenses decreased by $0.5 million to $5.2 million for the Quarter from $5.7 million for the Prior Quarter principally as a result of cost reduction efforts. General and administrative expenses decreased from $9.0 million for the Prior Quarter to $7.1 million for the Quarter. This decrease of $1.9 million is primarily attributable to decreased accrued bonus expenses and cost reduction efforts. During the Quarter, one-time transition expenses were $0.5 million related to acquisitions and $0.5 million related to the shutdown and reorganization of facilities. In the Prior Quarter, one-time transition expenses related to acquisitions were $0.4 million and $0.5 million related to the shutdown and reorganization of facilities.

INTEREST EXPENSE, NET. Net interest expense decreased $1.7 million to $12.8 million for the Quarter compared to $14.5 million for the Prior Quarter primarily due to decreased rates of interest on borrowings and reduced borrowings under the senior credit facility.

INCOME TAX. For the Quarter, the Company recorded income tax expense of $0.5 million compared to $0.1 million for the Prior Quarter. The Company continues to operate in a net operating loss carryforward position for federal income tax purposes.

NET INCOME. The Company recorded net income of $5.2 million for the Quarter compared to net income of $1.9 million for the Prior Quarter for the reasons discussed above.

26 Weeks Ended June 29, 2002 ("YTD")
Compared to 26 Weeks Ended June 30, 2001 ("Prior YTD")

NET SALES. Net sales increased $9.9 million, or 4%, to $250.9 million for the YTD from $241.0 million for the Prior YTD with an approximate 3% decrease in net selling price due to the cyclical impact of lower resin costs. Container net sales decreased $0.3 million from the Prior YTD, including approximately $6.3 million of YTD sales from the Mount Vernon acquisition, due primarily to lower selling prices and a large promotion in the Prior YTD. Closure net sales decreased $0.6 million from the Prior YTD. Consumer product sales for the YTD increased $10.8 million from the Prior YTD primarily attributable to the Pescor acquisition and increased sales from the thermoformed drink cup line.

GROSS MARGIN. Gross margin decreased by $2.3 million to $65.7 million (26% of net sales) for the YTD from $68.0 million (28% of net sales) for the Prior YTD. This decrease of 3% includes the combined impact of the added Pescor and Mount Vernon sales volume, the effect of net selling prices and raw material costs, acquisition integration and productivity improvement initiatives. The historical margin percentage of the Mount Vernon acquired business is significantly less than the Company's historical gross margins thereby reducing consolidated margins until the business is fully integrated. Also, depreciation for the YTD exceeded the Prior YTD by $3.1 million. In addition, the Company has continued to consolidate products and business of recent acquisitions to the most efficient tooling, providing customers with improved products and customer service. As part of the integration, the Company removed molding operations from its Fort Worth, Texas facility (acquired in the Pescor acquisition). The business from this location was distributed throughout Berry's facilities. Also, significant productivity improvements were made during the year, including the addition of state-of-the-art injection molding equipment, molds and printing equipment at several of the Company's facilities.

OPERATING EXPENSES. Selling expenses decreased by $0.5 million to $10.9 million for the YTD from $11.4 million for the Prior YTD, principally a result of cost reduction efforts. General and administrative expenses decreased from $16.2 million for the Prior YTD to $14.2 million for the YTD. This decrease of $2.0 million is primarily attributable to decreased accrued bonus expenses and cost reduction efforts. During the YTD, one-time transition expenses were $0.7 million related to acquisitions and $1.4 million related to the shutdown and reorganization of facilities. In the Prior YTD, one-time transition expenses related to acquisitions were $1.1 million and $1.2 million related to the shutdown and reorganization of facilities.

INTEREST EXPENSE, NET. Net interest expense decreased $2.4 million to $25.6 million for the YTD compared to $28.0 million for the Prior YTD primarily due to decreased rates of interest on borrowings and reduced borrowings under the senior credit facility.

INCOME TAX. For the YTD, the Company recorded income tax expense of $0.3 million compared to $0.1 million for the Prior YTD. The Company continues to operate in a net operating loss carryforward position for federal income tax purposes.

NET INCOME.   The  Company  recorded net income of $10.0 million for the YTD compared to net income of $2.9 million for the Prior YTD for the reasons discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $17.0 million for the YTD compared to $30.9 million for the Prior YTD. The decrease is primarily the result of the $8.5 million interest payment on the 1996 Notes and increased working capital.

Net cash used for investing activities decreased from $37.1 million for the Prior YTD to $22.2 million for the YTD primarily as a result of the Pescor acquisition in the Prior YTD. YTD capital spending of $17.7 million included $0.9 million for buildings and systems, $6.1 million for molds, $8.4 million for molding and printing machines, and $2.3 million for accessory equipment and systems.

Net cash provided by financing activities was $5.8 million for the YTD compared to $8.0 million for the Prior YTD. The decrease of $2.2 million can be attributed to decreased borrowings due to the Pescor acquisition in the Prior YTD.

On July 22, 2002, GS Berry Acquisition Corp. (the "Buyer") merged (the "Merger") with and into BPC Holding Corporation, pursuant to the Agreement and Plan of Merger (as amended, the "Merger Agreement"), dated as of May 25, 2002, by and among Buyer, GS Capital Partners 2000 Offshore, L.P., GS Capital Partners 2000 GMBH & Co. Beteiligungs KG, Bridge Street Special Opportunities Fund 2000, L.P., GS Capital Partners 2000 Employee Fund, L.P., Stone Street Fund 2000, L.P., BPC Holding, Berry Plastics Corporation and certain stockholders and warrant holders of BPC Holding. At the effective time of the Merger, (i) each share of common stock of BPC Holding Corporation issued and outstanding immediately prior to the effective time of the Merger was converted into the right to receive cash pursuant to the terms of the Merger Agreement, and (ii) each share of common stock of the

Buyer issued and outstanding immediately prior to the effective time of the Merger was converted into one share of common stock of BPC Holding.

In connection with the Merger, Berry Plastics received approximately $330.0 million from a senior term loan from a syndicate of lenders led by Goldman Sachs Credit Partners L.P., as administrative agent, approximately $250.0 million from the issuance of 10 3/4 % Senior Subordinated Notes to various private institutional buyers, and, as a result of the Merger, approximately $268.8 million in equity contributions from affiliates of the Buyer and certain existing stockholders and members of Berry's management. The $330.0 million senior term loan is part of the Company's new senior secured credit facility that also includes a $100.0 million revolving line of credit, which had no outstanding balance at the closing of the Acquisition, and $50.0 million delayed draw facility both of which have not been drawn upon.

Increased working capital needs occur whenever the Company experiences strong incremental demand or a significant rise in the cost of raw material, particularly plastic resin. The Company anticipates that its cash interest, working capital and capital expenditure requirements for 2002 will be satisfied through a combination of funds generated from operating activities and cash on hand, together with funds available under the revolving line of credit. Management bases such belief on historical experience and the substantial funds available under the revolving line of credit. However, the Company cannot predict its future results of operations. At the closing of the Acquisition, the Company had no outstanding balance on the $100.0 million revolving line of credit.

PART II.  OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 11, 2002, Berry commenced a tender offer and consent solicitation for all of its outstanding 11% Senior Subordinated Notes due 2007 (the "11% Notes") and its 12.25% Senior Subordinated Notes due 2004 (the "12.25% Notes"), and Holding commenced a tender offer and consent solicitation for all of its outstanding 12.5% Senior Secured Notes due 2006 (the "12.5% Notes"). Holding and Berry sought to purchase all of the outstanding 11% Notes, 12.25% Notes, and 12.5% Notes obtain consents to amend the related indentures in order to permit consummation of the merger (the "Merger") of GS Berry Acquisition Corp. with and into Holding (see Item 5). On June 28, 2002, after receiving tenders and related consents from 100% of the 11% Notes, 91% of the holders of the 12.25% notes and 93% of the holders of the 12.5% Notes, Berry and Holding, as applicable, each executed supplemental indentures giving effect to the proposed amendments as of June 26, 2002, with respect to each of the indentures. Subsequent to the consummation of the Merger, notices of redemption were sent by Berry and Holding to the holders of the 12.25% Notes and 12.5% Notes not purchased in the debt tender offers.

ITEM 5. OTHER INFORMATION

On July 22, 2002, GS Berry Acquisition Corp. (the "Buyer") merged (the "Merger") with and into Holding pursuant to the Agreement and Plan of Merger (as amended, the "Merger Agreement"), dated as of May 25, 2002, by and among Buyer, GS Capital Partners 2000 Offshore, L.P., GS Capital Partners 2000 GMBH & Co. Beteiligungs KG, Bridge Street Special Opportunities Fund 2000, L.P., GS Capital Partners 2000 Employee Fund, L.P., Stone Street Fund 2000, L.P., Holding, Berry and certain stockholders and warrantholders of Holding. At the effective date of the Merger, (i) each share of the common stock of Holding issued and outstanding immediately prior to the effective time of the Merger was converted into the right to receive cash pursuant to the terms of the Merger Agreement, and (ii) each share of common stock of the Buyer issued and outstanding immediately prior to the effective time of the Merger was converted into one share of common stock of Holding. As a result of the Merger, the Buyer and its affiliates own approximately 65% of the common stock of Holding. The remaining common stock of Holding is held by J.P. Morgan Partners Global Investors, L.P. and other private equity funds affiliated with J.P. Morgan Partners, LLC, the private equity investment arm of J.P. Morgan Chase & Co., which own approximately 29% of Holding's common stock and by members of Berry's management (see Current Report of Form 8-K filed on July 31, 2002 and incorporated herein by reference).

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits:

            NONE

        (b) REPORTS ON FORM 8-K:

         CURRENT REPORT ON FORM 8-K FILED JUNE 26, 2002 CONTAINING VARIOUS PRESS RELEASES ISSUED BY HOLDING AND BERRY ANNOUNCING THAT (I) HOLDING HAD ENTERED INTO AN AGREEMENT AND PLAN OF MERGER PURSUANT TO WHICH GS BERRY ACQUISITION CORP. WOULD BE MERGED WITH AND INTO HOLDING; AND (II) DEBT TENDER OFFERS AND CONSENT SOLICITATIONS HAD BEEN COMMENCED BY HOLDING AND BERRY IN CONNECTION WITH THE MERGER.

         CURRENT  REPORT  ON  FORM  8-K  FILED  JULY  31,  2002   ANNOUNCING
         CONSUMMATION OF THE MERGER OF GS BERRY ACQUISITION CORP. WITH AND INTO HOLDING.

                                 SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                BPC Holding Corporation
                                Berry Plastics Corporation

August 13, 2002


                                By: /S/ JAMES M. KRATOCHVIL
                                   ______________________________________
                                James M. Kratochvil
                                Executive Vice President, Chief Financial
                                Officer, Treasurer and Secretary of the
                                entities listed above (Principal Financial
                                and Accounting Officer)