Form 10-Q
period 2002-09-28
BPC HOLDING CORP; BERRY PLASTICS CORP
filed 2002-11-12
CIK 919465, 919463

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2002
                                     or
[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d)of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X]Yes [ ]No

Indicate the number of shares outstanding of each of issuers' classes of common stock, as of the latest practicable date:

As of November 1, 2002, the following shares of capital stock of BPC Holding Corporation were outstanding: 2,767,279 shares of Common Stock, $.01 par value, of BPC Holding Corporation. As of November 1, 2002, there were outstanding 100 shares of the Common Stock, $.01 par value, of Berry Plastics Corporation.

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

                          BPC HOLDING CORPORATION
                         BERRY PLASTICS CORPORATION

                              FORM 10-Q INDEX

               FOR QUARTERLY PERIOD ENDED SEPTEMBER 28, 2002




                                                          PAGE NO.
Part I. Financial Information

      Item 1. Financial Statements (unaudited):
              Consolidated Balance Sheets                        4
              Consolidated Statements of Operations              6
              Consolidated Statements of Cash Flows              7
              Notes to Consolidated Financial Statements         8


      Item 2. Management's Discussion and Analysis of
              Financial Condition and Results of Operations     19

      Item 3. Quantitative and Qualitative Disclosures about    23
              Market Risk
      Item 4. Controls and Procedures                           23

PART II. OTHER INFORMATION

      Item 2. Changes in Securities and Use of Proceeds         24
      Item 4. Submission of Matters to a Vote of Security
              Holders                                           24
      Item 6. Exhibits and Reports on Form 8-K                  25

SIGNATURE                                                       26

CERTIFICATIONS                                                  27

PART 1.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                  BPC Holding Corporation and Subsidiaries
                        Consolidated Balance Sheets
                         (In Thousands of Dollars)

                                                         COMPANY      PREDECESSOR
                                                       -----------    -----------
                                                      SEPTEMBER 28,   DECEMBER 29,
                                                          2002            2001
                                                       -----------    -----------
                                                       (UNAUDITED)
Assets
Current assets:
  Cash and cash equivalents                            $  13,231       $   1,232
  Accounts receivable (less allowance for
    doubtful accounts of $2,114 at September 28,
    2002 and $2,070 at December 29, 2001)                 63,069          48,623
  Inventories:
    Finished goods                                        47,667          43,048
    Raw materials and supplies                            16,767          13,009
                                                       -----------    -----------
                                                          64,434          56,057
  Prepaid expenses and other receivables                   5,698           5,280
                                                       -----------    -----------
 Total current assets                                    146,432         111,192

Property and equipment:
  Land                                                     9,074           9,443
  Buildings and improvements                              60,250          72,722
  Machinery, equipment and tooling                       120,352         201,357
  Construction in progress                                32,199          22,647
                                                       -----------    -----------
                                                         221,875         306,169
  Less accumulated depreciation                            8,176         102,952
                                                       -----------    -----------
                                                         213,699         203,217
Intangible assets:
  Deferred financing fees, net                            19,455           8,475
  Intangibles                                            423,072         121,878
                                                       -----------    -----------
                                                         442,527         130,353
 Other                                                        72           2,114
                                                       -----------    -----------
 Total assets                                          $ 802,730       $ 446,876
                                                       ===========    ===========



                  BPC Holding Corporation and Subsidiaries
                  Consolidated Balance Sheets (continued)
              (In Thousands of Dollars, except per share data)

                                                         COMPANY      PREDECESSOR
                                                       -----------    -----------
                                                      SEPTEMBER 28,   DECEMBER 29,
                                                          2002            2001
                                                       -----------    -----------
                                                       (UNAUDITED)
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable                                     $  37,358       $  34,862
  Accrued expenses and other liabilities                  10,467           8,955
  Accrued interest                                         8,506           7,964
  Employee compensation and payroll taxes                 19,588          17,792
  Current portion of long-term debt                        8,680          22,292
                                                       -----------    -----------
Total current liabilities                                 84,599          91,865

Long-term debt, less current portion                     600,084         463,589
Accrued dividends on preferred stock                           -          27,446
Deferred income taxes                                        547             489
Other liabilities                                          1,891           3,088
                                                       -----------    -----------
                                                         687,121         586,477
Stockholders' equity (deficit):
  Preferred stock; (Predecessor)                               -          47,789
  Common stock (Predecessor)                                   -               6
  Treasury stock (Predecessor)                                 -            (405)
  Warrants (Predecessor)                                       -           9,386
  Common stock; $.01 par value: 5,000,000 shares
   authorized; 2,767,279 shares issued and outstanding        28               -
  Additional paid-in capital                             271,057          25,315
  Adjustment of the carryover basis of
   continuing stockholders                              (145,404)              -
  Notes receivable - common stock                        (14,038)              -
  Retained earnings (deficit)                              3,704        (220,263)
  Accumulated other comprehensive income (loss)              262          (1,429)
                                                       -----------    -----------
Total stockholders' equity (deficit)                     115,609        (139,601)
                                                       -----------    -----------
Total liabilities and stockholders'equity (deficit)    $ 802,730       $ 446,876
                                                       ===========    ===========



SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  BPC Holding Corporation and Subsidiaries
                   Consolidated Statements of Operations
                         (In Thousands of Dollars)

                               COMPANY          PREDECESSOR           COMPANY          PREDECESSOR
                             ------------  ---------------------    ------------  ---------------------
                              PERIOD         PERIOD                    PERIOD       PERIOD
                               FROM           FROM      13 WEEKS        FROM         FROM      39 WEEKS
                              7/22/02-      6/30/02-      ENDED        7/22/02-    12/30/01-     ENDED
                              9/28/02       7/21/02      9/29/01       9/28/02      7/21/02     9/29/01
                             ----------    ----------   ----------    ----------   ----------  ----------
                             (Unaudited)  (Unaudited)  (Unaudited)   (Unaudited)   (Unaudited) (Unaudited)

Net sales                    $ 97,822      $ 29,753     $ 121,910      $ 97,822    $ 280,677   $ 362,923
Cost of goods sold             75,309        22,183        91,311        75,309      207,458     264,330
                             ----------    ----------   ----------    ----------   ----------  ----------
Gross profit                   22,513         7,570        30,599        22,513       73,219      98,593
Operating Expenses:
  Selling                       4,612         1,146         5,551         4,612       12,080      16,977
  General and administrative    4,050         1,540         6,310         4,050       15,750      22,558
  Research and development        553           133           564           553        1,438       1,495
  Amortization of intangibles     102           374         3,290           102        1,249       9,386
  Merger expenses (Predecessor)     -        20,987             -             -       20,987           -
  Other expenses                  596           679           700           596        2,804       2,993
                             ----------    ----------   ----------    ----------   ----------  ----------
Operating income (loss)        12,600       (17,289)       14,184        12,600       18,911      45,184
Other expenses:
  Loss on disposal of
    property and equipment         56             -           433            56          291         389
                             ----------    ----------   ----------    ----------   ----------  ----------
Income (loss) before
interest, taxes, and
extraordinary item             12,544       (17,289)       13,751        12,544      18,620      44,795
Interest:
  Expense                      (8,876)       (3,160)      (13,500)       (8,876)    (28,747)    (41,507)
  Income                          123             2             9           123           5          33
                             ----------    ----------   ----------    ----------   ----------  ----------
Income (loss) before
income taxes and
extraordinary item              3,791       (20,447)          260         3,791     (10,122)      3,321
Income taxes                       87             -            84            87         345         215
                             ----------    ----------   ----------    ----------   ----------  ----------
Net income (loss) before
extraordinary item              3,704       (20,447)          176         3,704     (10,467)      3,106
 Extraordinary item (less
  applicable income taxes
  of $0)                            -        25,328             -             -      25,328           -
                             ----------    ----------   ----------    ----------   ----------  ----------
Net income (loss)               3,704       (45,775)          176         3,704     (35,795)      3,106

Preferred stock dividends           -          (848)       (2,610)            -      (6,468)     (7,094)
Amortization of preferred
 stock discount                     -           (62)         (256)            -        (574)       (768)
                             ----------    ----------   ----------    ----------   ----------  ----------
Net income (loss)
 attributable to common
 stockholders                 $ 3,704     $ (46,685)     $ (2,690)      $ 3,704   $ (42,837)   $ (4,756)
                             ==========    ==========   ==========    ==========   ==========  ==========


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  BPC Holding Corporation and Subsidiaries
                   Consolidated Statements of Cash Flows
                         (In Thousands of Dollars)

                                               COMPANY          PREDECESSOR
                                             -------------------------------------
                                              PERIOD         PERIOD        NINE
                                               FROM           FROM        MONTHS
                                              7/22/02-       12/30/01-    ENDING
                                              9/28/02        7/21/02      9/29/01
                                             --------------------------------------
                                            (Unaudited)    (Unaudited)   (Unaudited)
OPERATING ACTIVITIES
Net income (loss)                             $ 3,704       $(35,795)     $ 3,106
  Adjustments to reconcile net income
  (loss) to net cash provided by
  operating activities:
  Depreciation                                  8,176         23,526       27,756
  Non-cash interest expense                       446          1,399       14,855
  Amortization                                    102          1,249        9,386
  Non-cash compensation expense                     -          1,920          450
  Extinguishment of debt                            -         25,328            -
  Loss on sale of property and equipment           57            291          389
  Changes in operating assets and
   liabilities:
    Accounts receivable, net                    2,138        (15,986)      (8,906)
    Inventories                                (5,582)        (4,255)       3,350
    Prepaid expenses and other
     receivables                                  (50)          (603)      (3,475)
    Other assets                                    -          2,042           32
    Payables and accrued expenses              (4,512)        11,476       10,394
                                             ----------     ----------   ----------
Net cash provided by operating activities       4,479         10,592       57,337

INVESTING ACTIVITIES
Additions to property and equipment            (5,371)       (17,396)     (23,943)
Proceeds from disposal of property and              6              9           96
equipment
Transaction costs                             (12,715)             -            -
Acquisitions of businesses                          -         (3,834)     (23,513)
                                             ----------     ----------   ----------
Net cash used for investing activities        (18,080)       (21,221)     (47,360)

FINANCING ACTIVITIES
Proceeds from long-term borrowings            580,000         24,492        2,000
Payments on long-term borrowings             (503,082)       (13,924)     (20,470)
Issuance of common stock                      257,047              -          291
Issuance of preferred stock and warrants            -              -       10,000
Redemption of predecessor stock              (287,999)             -            -
Debt financing costs                          (19,810)             -       (1,009)
                                             ----------     ----------   ----------
Net cash provided by (used for)
financing activities                           26,156         10,568       (9,188)
Effect of exchange rate changes on cash           320           (815)         449
                                             ----------     ----------   ----------
Net increase (decrease) in cash and cash
equivalents                                    12,875           (876)       1,238
Cash and cash equivalents at beginning
of period                                         356          1,232        2,054
                                             ----------     ----------   ----------
Cash and cash equivalents at end of
period                                       $ 13,231          $ 356      $ 3,292
                                             ==========     ==========   ==========



SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  BPC Holding Corporation and Subsidiaries
                 Notes to Consolidated Financial Statements
            (In thousands of dollars, except as otherwise noted)
                                (Unaudited)

   1. Basis of Presentation

THE ACCOMPANYING UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS OF BPC HOLDING CORPORATION AND ITS SUBSIDIARIES HAVE BEEN PREPARED IN ACCORDANCE WITH ACCOUNTING PRINCIPLES GENERALLY ACCEPTED IN THE UNITED STATES FOR INTERIM FINANCIAL INFORMATION AND WITH THE INSTRUCTIONS FOR FORM 10-Q AND ARTICLE 10 OF REGULATION S-X. ACCORDINGLY, THEY DO NOT INCLUDE ALL OF THE INFORMATION AND FOOTNOTES REQUIRED BY ACCOUNTING PRINCIPLES GENERALLY ACCEPTED IN THE UNITED STATES FOR COMPLETE FINANCIAL STATEMENTS. IN THE OPINION OF
MANAGEMENT, ALL ADJUSTMENTS (CONSISTING OF NORMAL RECURRING ACCRUALS) CONSIDERED NECESSARY FOR A FAIR PRESENTATION HAVE BEEN INCLUDED. OPERATING RESULTS FOR THE PERIODS PRESENTED ARE NOT NECESSARILY INDICATIVE OF THE RESULTS THAT MAY BE EXPECTED FOR THE FULL FISCAL YEAR. THE ACCOMPANYING FINANCIAL STATEMENTS INCLUDE THE RESULTS OF BPC HOLDING CORPORATION ("HOLDING") AND ITS WHOLLY-OWNED SUBSIDIARY, BERRY PLASTICS CORPORATION ("BERRY"), AND ITS WHOLLY-OWNED SUBSIDIARIES. AS A RESULT OF THE MERGER DESCRIBED IN NOTE 2 BELOW, THE FINANCIAL STATEMENTS HAVE BEEN PRESENTED SEPARATELY FOR HOLDING'S PRIOR OWNERSHIP THROUGH THE MERGER DATE ("PREDECESSOR") AND SUBSEQUENT TO THE MERGER ("COMPANY"). THESE FINANCIAL STATEMENTS AND RELATED NOTES SHOULD BE READ IN CONNECTION WITH THE COMPANY'S CONSOLIDATED FINANCIAL STATEMENTS AND FOOTNOTES THERETO INCLUDED IN HOLDING'S AND BERRY'S FORM 10-K FILED WITH THE SECURITIES AND EXCHANGE COMMISSION FOR THE YEAR ENDED DECEMBER 29, 2001.

2.  THE MERGER

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

The total amount of funds required to consummate the Merger and to pay estimated fees and expenses related to the Merger, including amounts related to the repayment of indebtedness, the redemption of the outstanding preferred stock and the payment of transaction costs incurred by Holding, were approximately $869.2 million (which includes the amount of certain indebtedness which will remain outstanding and the value of certain shares of Holding common stock held by our employees that were contributed to the Buyer immediately prior to the Merger). The Buyer and its affiliates own approximately 63% of the common stock of Holding. The remaining common stock of Holding is held by J.P. Morgan Partners Global Investors, L.P. and other private equity funds affiliated with J.P. Morgan Partners, LLC, the private equity investment arm of J.P. Morgan Chase & Co., which own approximately 29% of Holding's common stock and by members of Berry's management, which own the remaining 8%. The Company loaned approximately $14.0 million to management in order to purchase a portion of the common equity.

The Merger has been accounted for under the purchase method of accounting, and accordingly, the purchase price has been allocated to the identifiable assets and liabilities based on estimated fair values at the acquisition date. The allocation is preliminary and is subject to change pending the finalization of expenses related to the Merger, completion of property appraisals, and identification of definite and indefinite lived intangible assets. The Company has applied the provisions of Emerging Issues Task Force 88-16, whereby, the carryover equity interests of certain shareholders from the Predecessor to the Successor were recorded at their Predecessor basis. The application of these provisions reduced stockholder's equity and intangibles by $145.4 million. In connection with the Merger, the Predecessor incurred Merger related expenses of approximately $21.0 million, consisting primarily of investment banking fees, bonuses to management, non-cash modification of stock option awards, legal costs, and fees to the largest voting stockholder of the Predecessor. In addition, as a result of extinguishing debt in connection with the Merger, $6.6 million of existing deferred financing fees and $18.7 million of prepayment fees and related charges were charged to expense in the quarter as an extraordinary item. The following table summarizes the preliminary allocation of purchase price.

Purchase price                                             $  836,708
Estimated buyer transaction costs                              12,715
Net tangible assets acquired                                 (280,947)
Adjustment for carryover basis of continuing stockholders    (145,404)
                                                           -----------
Intangibles                                                  $423,072
                                                           ===========

As part of the Merger, the Company incurred $12.7 million of transaction costs, of which $8.0 million was paid to entities affiliated with GS Capital Partners 2000 Offshore, L.P., GS Capital Partners 2000 GMBH & Co. Beteiligungs KG, Bridge Street Special Opportunities Fund 2000, L.P., GS Capital Partners 2000 Employee Fund, L.P., and Stone Street Fund 2000, L.P. for services provided to consummate the Merger.

3.    Recent Acquisitions

On May 14, 2001, Berry acquired all of the outstanding capital stock of Pescor Plastics, Inc. ("Pescor") for aggregate consideration of approximately $24.8 million. The purchase was financed through the issuance by Holding of $9.8 million of 14% predecessor preferred stock and additional borrowings under the retired senior credit facility. The operations of Pescor are included in Berry's operations since the acquisition date using the purchase method of accounting.

On January 24, 2002, Berry acquired the Alcoa Flexible Packaging injection molding assets of Mt. Vernon Plastics Corporation ("Mount Vernon") for aggregate consideration of approximately $2.6 million. The purchase price was allocated to fixed assets ($2.0 million) and inventory ($0.6 million). The purchase was financed through borrowings under the Company's revolving line of credit under its retired senior credit facility. The operations of Mount Vernon are included in Berry's operations since the acquisition date using the purchase method of accounting. On January 31, 2002, Berry entered into a sale/leaseback arrangement with respect to the Mt. Vernon fixed assets.

The pro forma results listed below are unaudited and reflect purchase accounting adjustments assuming the Pescor acquisition, Mount Vernon acquisition, and the Merger occurred on December 31, 2000.

                                 Thirteen Weeks Ended              Thirty-nine Weeks Ended
                              ---------------------------------------------------------------
                              SEPTEMBER 28,   SEPTEMBER 29,    SEPTEMBER 28,    SEPTEMBER 29,
                                  2002            2001             2002            2001
                              ---------------------------------------------------------------
Pro forma net sales             $127,575        $125,986          $379,609        $387,266
Pro forma net income (loss)        4,552            (548)           17,567            (616)

The pro forma financial information is presented for informational purposes only and is not necessarily indicative of the operating results that would have occurred had the acquisitions been consummated at the above dates, nor are they necessarily indicative of future operating results. Further, the information gathered on the acquired companies is based upon unaudited internal financial information and reflects only pro forma adjustments for additional interest expense and amortization of the excess of the cost over the underlying net assets acquired (amortization through December 29, 2001), net of the applicable income tax effects. In addition, for the Merger, pro forma adjustments have only been made to eliminate the Merger related expenses, including the extinguishment of debt, and reflect the interest expense reduction from the new financing.

4. LONG-TERM DEBT

Long-term debt consists of the following:

                                               COMPANY       PREDECESSOR
                                           ---------------------------------
                                            SEPTEMBER 28,    DECEMBER 29,
                                               2002              2001
                                           ---------------------------------
Holding 12.50% Senior Secured Notes          $       -         $ 135,714
Berry 12.25% Senior Subordinated Notes               -           125,000
Berry 11% Senior Subordinated Notes                  -            75,000
Berry 10 3/4% Senior Subordinated Notes        250,000                 -
Term loans                                     330,000            54,596
Revolving lines of credit                          532            49,053
Second Lien Senior Credit Facility                   -            25,000
Nevada Industrial Revenue Bonds                  2,500             3,000
Capital leases                                  25,732            18,131
Debt premium, net                                    -               387
                                           --------------    --------------
                                               608,764           485,881
Less current portion of long-term debt           8,680            22,292
                                           --------------    --------------
                                              $600,084          $463,589
                                           ==============    ==============


The current portion of long-term debt at September 28, 2002 consists of $3.3 million of term loans payable in quarterly installments, $0.5 million in repayments of the industrial bonds, and $4.9 million in principal payments related to capital lease obligations. In fiscal 2002, Berry has entered into various capital lease obligations with no immediate cash flow effect resulting in capitalized property and equipment and corresponding capital lease obligations of $17,075.

On July 22, 2002, Berry completed an offering of $250.0 million aggregate principal amount of 10 3/4 % Senior Subordinated Notes due 2012 (the "2002 Notes"). The net proceeds to Berry from the sale of the 2002 Notes, after expenses, were $239.4 million. The proceeds from the 2002 Notes were used in the financing of the Merger. The 2002 Notes mature on July 15, 2012, and interest is payable semi-annually on January 15 and July 15 of each year beginning January 15, 2003. Holding and all of Berry's domestic subsidiaries fully, jointly, severally, and unconditionally guarantee on a senior subordinated basis the 2002 Notes. The 2002 Notes are not guaranteed by the foreign subsidiaries: Berry Plastics Acquisition Corporation II, NIM Holdings Limited, Berry Plastics U.K. Limited, Norwich Acquisition Limited, CBP Holdings S.r.l., Capsol Berry Plastics S.p.a., or Ociesse S.r.l.

IN CONNECTION WITH THE MERGER, BERRY ENTERED INTO A NEW CREDIT AND GUARANTY AGREEMENT DATED AS OF JULY 22, 2002 ("CREDIT AGREEMENT") WITH A SYNDICATE OF LENDERS LED BY GOLDMAN SACHS CREDIT PARTNERS L.P., AS ADMINISTRATIVE AGENT, FOR A SENIOR SECURED CREDIT FACILITY (THE "CREDIT FACILITY"). AS OF SEPTEMBER 28, 2002, THE CREDIT FACILITY PROVIDES BERRY WITH (I) A $330.0 MILLION TERM LOAN, (II) A $100.0 MILLION REVOLVING LINE OF CREDIT, AND (III) A $50 MILLION DELAYED DRAW FACILITY, SUBJECT TO CERTAIN LIMITATIONS. AS OF SEPTEMBER 28, 2002, BERRY HAD $94.1 MILLION AVAILABLE UNDER THE REVOLVING LINE OF CREDIT. THE INDEBTEDNESS UNDER THE CREDIT AGREEMENT IS GUARANTEED BY HOLDING AND ALL OF ITS DOMESTIC SUBSIDIARIES. THE OBLIGATIONS OF BERRY UNDER THE CREDIT AGREEMENT AND THE GUARANTEES THEREOF ARE SECURED BY SUBSTANTIALLY ALL OF THE ASSETS OF SUCH ENTITIES, INCLUDING A PLEDGE OF ALL THE CAPITAL STOCK OF THE DOMESTIC SUBSIDIARIES AND 65% OF ALL THE CAPITAL STOCK OF EACH OF THE FOREIGN SUBSIDIARIES. In October 2002, Berry entered into an interest rate collar arrangement to protect $50.0 million of the outstanding variable rate term loan debt from future interest rate volatility. The collar floor is set at 1.97% LIBOR (London Interbank Offering Rate) and capped at 6.75% LIBOR. THE CREDIT FACILITIES ABOVE CONTAIN VARIOUS FINANCIAL AND NON-FINANCIAL COVENANTS.

5.  OPERATING SEGMENTS

The Company has three reportable segments: containers, closures, and consumer products. The Company evaluates performance and allocates resources based on operating income before depreciation and amortization of intangibles adjusted to exclude (i) non-cash compensation, (ii) other non-recurring or "one-time" expenses, and (iii) management fees and reimbursed expenses paid to the Predecessor's largest voting stockholder ("Adjusted EBITDA"). One-time expenses primarily represent non-recurring expenses that relate to recently acquired businesses, Merger related expenses, and plant consolidations. In the thirteen weeks ended September 28, 2002, $21.0 million of expenses related to the Merger are included in one-time expense in the following chart. Predecessor and Company results have been combined as this is consist with the review of senior management. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in the Company's Form 10-K filed with the Securities and Exchange Commission for the year ended December 29, 2001.

                                       THIRTEEN WEEKS ENDED             THIRTY-NINE WEEKS ENDED
                                  -------------------------------------------------------------------
                                   SEPTEMBER 28,   SEPTEMBER 29,     SEPTEMBER 28,    SEPTEMBER 29,
                                      2002            2001               2002            2001
                                  -------------------------------------------------------------------
Net sales:
  Containers                         $ 65,767        $ 61,481          $ 188,382      $ 184,427
  Closures                             32,833          34,094            100,661        102,483
  Consumer Products                    28,975          26,335             89,456         76,013
Adjusted EBITDA:
  Containers                           17,885          16,568             51,065         50,345
  Closures                              7,232           7,452             23,161         21,799
  Consumer Products                     3,489           4,275             15,057         14,372
Total assets:
  Containers                          379,164         213,257            379,164        213,257
  Closures                            260,062         162,162            260,062        162,162
  Consumer Products                   163,504          85,061            163,504         85,061
 Reconciliation  of  Adjusted EBITDA
 to  income  (loss)  before   income
 taxes and extraordinary item:
   Adjusted  EBITDA  for reportable
    segments                         $ 28,606        $ 28,295           $ 89,283       $ 86,516
  Net interest expense                (11,912)        (13,491)           (37,495)       (41,474)
  Depreciation                        (10,604)         (9,714)           (31,702)       (27,756)
  Amortization                           (476)         (3,290)            (1,351)        (9,386)
  Loss on disposal of property and
   equipment                              (56)           (433)              (348)          (389)
  One-time expenses                   (22,214)           (745)           (24,387)        (3,103)
  Non-cash compensation                     -            (150)                 -           (450)
  Management fees                           -            (212)              (331)          (637)
                                    ----------       ----------         ----------     ----------
Income (loss) before  income
    taxes and extraordinary item    $ (16,656)          $ 260            $(6,331)       $ 3,321
                                    ==========       ==========         ==========     ==========



6. COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) consists of net income (loss) adjusted for the change in cumulative translation gain (loss) for the respective period. Comprehensive income was $4.6 million for the Company from July 22, 2002 to September 28, 2002. Comprehensive income (loss) for the Predecessor was $(45.8) million and $(35.0)million for the period from June 30, 2002 to July 21, 2002 and from December 30, 2001 to July 21, 2002, respectively, and $0.9 million and $2.7 million for the thirteen and thirty-nine weeks ended September 29, 2001, respectively.

7.   CONDENSED CONSOLIDATING FINANCIAL INFORMATION (IN THOUSANDS)

Holding conducts its business through its wholly owned subsidiary, Berry. Berry and all of Berry's subsidiaries are 100% owned by Holding. After the Merger, Holding and all existing and future domestic subsidiaries of the Company guarantee on a senior subordinated basis the $250.0 million aggregate principal amount of 10 3/4 % Berry Plastics Corporation Senior Subordinated Notes due 2012. Separate narrative information or financial statements of guarantor and non-guarantor subsidiaries have not been included as management believes they would not be material to investors.

Presented below is condensed consolidating financial information for Holding, Berry, and its subsidiaries at September 28, 2002 (the Company) and December 29, 2001 (Predecessor) and for thirteen and thirty-nine weeks ended September 28, 2002 (Combined Company and Predecessor) and September 29, 2001 (Predecessor). The equity method has been used with respect to investments in subsidiaries.

                                                          SEPTEMBER 28, 2002 (COMPANY)
                         -------------------------------------------------------------------------------------------------
                            BPC Holding    Berry Plastics      Combined      Combined
                            Corporation     Corporation        Guarantor     Non Guarantor   Consolidating
                             (Parent)        (Issuer)        SUBSIDIARIES    SUBSIDIARIES     ADJUSTMENTS     CONSOLIDATED
                         ---------------  ---------------   --------------- -------------  ---------------  --------------
CONSOLIDATING BALANCE SHEET
Current assets                  $ 114         $ 56,616         $ 78,254        $ 11,448        $      -         $ 146,432
Net property and equipment          -           82,060          116,973          14,666               -           213,699
Other noncurrent assets       115,495          513,579           92,476          19,597        (298,548)          442,599
                            ----------       ----------        ----------      ----------     ----------        ----------
Total assets                 $115,609         $652,255         $287,703         $45,711       $(298,548)        $ 802,730
                            ==========       ==========        ==========      ==========     ==========        ==========

Current liabilities              $  -         $ 49,155         $ 29,010         $ 6,434       $       -         $  84,599
Noncurrent liabilities              -          598,969          263,114          31,939        (291,500)          602,522
Equity (deficit)              115,609            4,131           (4,421)          7,338          (7,048)          115,609
                            ----------       ----------        ----------      ----------     ----------        ----------
Total liabilities
and equity (deficit)       $  115,609        $ 652,255        $ 287,703        $ 45,711      $ (298,548)        $ 802,730
                            ==========       ==========        ==========      ==========     ==========        ==========


                                                        DECEMBER 29, 2001 (PREDECESSOR)
                         -------------------------------------------------------------------------------------------------
                            BPC Holding    Berry Plastics      Combined      Combined
                            Corporation     Corporation        Guarantor     Non Guarantor   Consolidating
                             (Parent)        (Issuer)        SUBSIDIARIES    SUBSIDIARIES     ADJUSTMENTS     CONSOLIDATED
                         ---------------  ---------------   --------------- -------------  ---------------  --------------
CONSOLIDATING BALANCE SHEET
Current assets                 $  440         $ 32,459        $  68,519        $  9,774      $        -         $ 111,192
Net property and equipment          -           71,437          117,176          14,604               -           203,217
Other noncurrent assets        23,980          289,764           91,274          18,358        (290,909)          132,467
                            ----------       ----------        ----------      ----------     ----------        ----------
Total assets                $  24,420        $ 393,660        $ 276,969        $ 42,736      $ (290,909)        $ 446,876
                            ==========       ==========        ==========      ==========     ==========        ==========

Current liabilities           $   861        $  60,212        $  22,557        $  8,235      $        -         $  91,865
Noncurrent liabilities        163,160          311,574          310,244          35,555        (325,921)          494,612
Equity (deficit)             (139,601)          21,874          (55,832)         (1,054)         35,012          (139,601)
                            ----------       ----------        ----------      ----------     ----------        ----------
Total liabilities
and equity (deficit)        $  24,420        $ 393,660        $ 276,969        $ 42,736      $ (290,909)        $ 446,876
                            ==========       ==========        ==========      ==========     ==========        ==========


                                         THIRTEEN WEEKS ENDED SEPTEMBER 28, 2002 (COMBINED COMPANY AND PREDECESSOR)
                         -------------------------------------------------------------------------------------------------
                            BPC Holding    Berry Plastics      Combined      Combined
                            Corporation     Corporation        Guarantor     Non Guarantor   Consolidating
                             (Parent)        (Issuer)        SUBSIDIARIES    SUBSIDIARIES     ADJUSTMENTS     CONSOLIDATED
                         ---------------  ---------------   --------------- -------------  ---------------  --------------
CONSOLIDATING STATEMENT OF
 OPERATIONS
Net sales                     $     -         $ 44,125         $ 78,358         $ 5,092          $    -       $   127,575
Cost of goods sold                  -           30,452           62,295           4,745               -            97,492
                            ----------       ----------        ----------      ----------     ----------        ----------
Gross profit                        -           13,673           16,063             347               -            30,083
Operating expenses             20,655            6,149            7,339             629               -            34,772
                            ----------       ----------        ----------      ----------     ----------        ----------
Operating income (loss)       (20,655)           7,524            8,724            (282)              -            (4,689)
Other expenses                      -                -               56               -               -                56
Interest expense, net             920            3,673            6,571             747               -            11,911
Income taxes (benefit)              5              109               15             (42)              -                87
Extraordinary item              9,282           15,844                -             202               _            25,328
Equity  in  net (income)
 loss from subsidiary          11,209             (893)               -               -         (10,316)                -
                            ----------       ----------        ----------      ----------     ----------        ----------
Net income (loss)            $(42,071)        $(11,209)         $ 2,082         $(1,189)       $ 10,316          $(42,071)
                            ==========       ==========        ==========      ==========     ==========        ==========


                                    THIRTEEN WEEKS ENDED SEPTEMBER 29, 2001(PREDECESSOR)
                         -------------------------------------------------------------------------------------------------
                            BPC Holding    Berry Plastics      Combined      Combined
                            Corporation     Corporation        Guarantor     Non Guarantor   Consolidating
                             (Parent)        (Issuer)        SUBSIDIARIES    SUBSIDIARIES     ADJUSTMENTS     CONSOLIDATED
                         ---------------  ---------------   --------------- -------------  ---------------  --------------
CONSOLIDATING STATEMENT OF
 OPERATIONS
Net sales                      $    -         $ 41,641         $ 74,828        $  5,441           $   -         $ 121,910
Cost of goods sold                  -           27,280           58,603           5,428               -            91,311
                            ----------       ----------        ----------      ----------     ----------        ----------
Gross profit                        -           14,361           16,225              13               -            30,599
Operating expenses                190            5,728            9,760             737               -            16,415
                            ----------       ----------        ----------      ----------     ----------        ----------
Operating income (loss)          (190)           8,633            6,465            (724)              -            14,184
Other expenses (income)             -               59              403             (29)              -               433
Interest expense, net           4,352            1,218            7,236             685               -            13,491
Income taxes                        4                8               45              27               -                84
Equity  in net (income) loss
 from subsidiary               (4,722)           2,626                -               -           2,096                 -
                            ----------       ----------        ----------      ----------     ----------        ----------
Net income (loss)              $  176          $ 4,722         $ (1,219)       $ (1,407)       $ (2,096)            $ 176
                            ==========       ==========        ==========      ==========     ==========        ==========



                                   THIRTY-NINE WEEKS ENDED SEPTEMBER 28, 2002 (COMBINED COMPANY AND PREDECESSOR)
                         -------------------------------------------------------------------------------------------------
                            BPC Holding    Berry Plastics      Combined      Combined
                            Corporation     Corporation        Guarantor     Non Guarantor   Consolidating
                             (Parent)        (Issuer)        SUBSIDIARIES    SUBSIDIARIES     ADJUSTMENTS     CONSOLIDATED
                         ---------------  ---------------   --------------- -------------  ---------------  --------------
CONSOLIDATING STATEMENT OF OPERATIONS

Net sales                      $    -         $ 131,165        $  231,894       $  15,440        $    -        $  378,499
Cost of goods sold                  -            87,270           181,465          14,032             -           282,767
                            ----------       ----------        ----------      ----------     ----------        ----------
Gross profit                        -            43,895            50,429           1,408             -            95,732
Operating expenses             20,706            18,032            23,426           2,057             -            64,221
                            ----------       ----------        ----------      ----------     ----------        ----------
Operating income (loss)       (20,706)           25,863            27,003            (649)            -            31,511
Other expenses                      -                98               249               -             -               347
Interest expense, net           9,651             5,048            20,658           2,138             -            37,495
Income  taxes (benefit)        (8,248)            8,228               118             334             -               432
Extraordinary item              9,282            15,844                 -             202             -            25,328
Equity in net (income)
 loss from subsidiary             700            (2,655)                -               -         1,955                 -
                            ----------       ----------        ----------      ----------     ----------        ----------
Net income (loss)           $ (32,091)          $  (700)         $  5,978        $ (3,323)     $ (1,955)        $ (32,091)
                             ==========       ==========        ==========      ==========     ==========        ==========


CONSOLIDATING STATEMENT OF CASH FLOWS

Net income (loss)           $ (32,091)          $  (700)         $  5,978        $ (3,323)     $ (1,955)        $ (32,091)
Non-cash expenses              24,770            14,270            20,947           2,507             -            62,494
Equity  in net (income)           700            (2,655)                -               -         1,955                 -
 loss from subsidiary
Changes in working capital       (114)           (8,638)           (4,780)         (1,800)            -           (15,332)
                             ----------       ----------        ----------      ----------     ----------        ----------
Net  cash  provided  by
 (used   for)  operating
 activities                    (6,735)            2,277            22,145          (2,616)            -            15,071
 Net   cash   used   for
 investing activities               -           (18,425)          (20,516)           (360)            -           (39,301)
 Net  cash  provided  by
 (used   for)  financing
 activities                     6,296            28,587            (1,752)          3,593             -            36,724
 Effect on exchange rate
 changes on cash                    -                 -                 -            (495)            -              (495)
                             ----------       ----------        ----------      ----------     ----------        ----------
 Net increase (decrease)
 in   cash   and    cash
 equivalents                     (439)           12,439              (123)            122             -            11,999
 Cash and cash
 equivalents at
 beginning of period              440              (700)            1,231             261             -             1,232
                             ----------       ----------        ----------      ----------     ----------        ----------
 Cash and cash equivalents
 at end of period              $    1         $  11,739           $ 1,108          $  383        $    -         $  13,231
                             ==========       ==========        ==========      ==========     ==========        ==========


                                   THIRTY-NINE WEEKS ENDED SEPTEMBER 28, 2002 (COMBINED COMPANY AND PREDECESSOR)
                         -------------------------------------------------------------------------------------------------
                            BPC Holding    Berry Plastics      Combined      Combined
                            Corporation     Corporation        Guarantor     Non Guarantor   Consolidating
                             (Parent)        (Issuer)        SUBSIDIARIES    SUBSIDIARIES     ADJUSTMENTS     CONSOLIDATED
                         ---------------  ---------------   --------------- -------------  ---------------  --------------
Net sales                    $      -         $ 125,539       $ 219,755         $ 17,629         $    -         $ 362,923
Cost of goods sold                  -            81,927         166,439           15,964              -           264,330
                             ----------       ----------        ----------      ----------     ----------        ----------
Gross profit                        -            43,612          53,316            1,665              -            98,593
Operating expenses                554            18,964          29,819            4,072              -            53,409
                             ----------       ----------        ----------      ----------     ----------        ----------
Operating income (loss)          (554)           24,648          23,497           (2,407)             -            45,184
Other expenses (income)             -                41             405              (57)             -               389
Interest expense, net          13,084             6,033          20,359            1,998              -            41,474
Income taxes (benefit)             20                26              71               98              -               215
Equity in net (income)
 loss from subsidiary         (16,764)            1,784               -                -         14,980                 -
                             ----------       ----------        ----------      ----------     ----------        ----------
Net income (loss)            $  3,106          $ 16,764        $  2,662         $ (4,446)     $ (14,980)          $ 3,106
                             ==========       ==========        ==========      ==========     ==========        ==========

CONSOLIDATING STATEMENT OF CASH FLOWS
Net income (loss)            $  3,106         $  16,764        $  2,662         $  (4,446)    $ (14,980)         $  3,106
Non-cash expenses              13,523            11,263          24,949             3,101             -            52,836
Equity in net (income)
 loss from subsidiary         (16,764)            1,784               -                 -        14,980                 -
Changes in working capital          -             6,022          (3,248)           (1,379)            -             1,395
                             ----------       ----------        ----------      ----------     ----------        ----------
Net  cash  provided by
 (used  for)  operating
 activities                      (135)           35,833           24,363           (2,724)            -            57,337
Net cash used  for
 investing activities               -           (33,759)         (10,795)          (2,806)            -           (47,360)
 Net  cash provided  by
 (used  for)  financing
 activities                       352            (1,706)         (13,256)           5,422             -            (9,188)
 Effect   on   exchange
 rate changes on cash               -                 -             (138)             587             -               449
                             ----------       ----------        ----------      ----------     ----------        ----------
Net  increase in  cash
 and cash equivalents             217               368              174              479             -             1,238
Cash and cash equivalents at
 beginning of period              220               642              931              261             -             2,054
                             ----------       ----------        ----------      ----------     ----------        ----------
Cash and cash equivalents
 at end of period
 period                      $    437           $ 1,010         $  1,105           $  740        $    -          $  3,292
                             ==========       ==========        ==========      ==========     ==========        ==========


8.    RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2001, the FASB issued SFAS No. 141, BUSINESS COMBINATIONS and SFAS
No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. These pronouncements significantly change the accounting for business combinations, goodwill, and intangible assets. SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations and further clarifies the criteria to recognize intangible assets separately from goodwill. The requirements of SFAS No. 141 are effective for any business combination that is completed after June 30, 2001. SFAS No. 142 states goodwill and indefinite lived intangible assets are no longer amortized but are reviewed for impairment annually (or more frequently if impairment indicators arise). Separable intangible assets that are deemed to have a finite life will continue to be amortized over their estimated useful lives. The Company adopted the provisions of SFAS Nos. 141 and 142 as of the beginning of fiscal 2002. Predecessor has performed the first of the required impairment tests of goodwill and indefinite lived intangible assets and has determined that no write-down of the asset values is necessary. Application of the nonamortization provisions of SFAS No. 142 is expected to result in an increase in net income (or decrease in net loss) of approximately $10.5 million per year based on goodwill related to acquisitions prior to the adoption of the new rules. The Merger has been accounted for under the purchase method of accounting, and accordingly, the purchase price has been allocated to the identifiable assets and liabilities based on estimated fair values at the acquisition date. The allocation is preliminary and is subject to change pending the finalization of expenses related to the Merger, completion of property appraisals, and identification of definite and indefinite lived intangible assets. The following table presents the quarterly results of the Company on a comparable basis:

                                     COMPANY    PREDECESSOR     COMPANY    PREDECESSOR
                                  ----------------------------------------------------------
                                     PERIOD   PERIOD    THREE   PERIOD    PERIOD    NINE
                                      FROM     FROM    MONTHS    FROM      FROM    MONTHS
                                    7/22/02- 6/30/02-   ENDED   7/22/02- 12/30/01-  ENDED
                                    9/28/02  7/21/02   9/29/01  9/28/02   7/21/02  9/29/01
                                  ----------------------------------------------------------
Reported net income (loss)          $3,704  $(45,775)  $  176    $3,704   $(35,795)  $ 3,106
Goodwill amortization, net of tax        -         -    2,596         -          -     7,380
                                  ----------------------------------------------------------
Adjusted net income (loss)          $3,704  $(45,775) $ 2,772    $3,704   $(35,795)  $10,486
                                  ==========================================================

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

ITEM 2.
      Management's Discussion and Analysis of Financial Condition and
                           Results of Operations

Unless the context discloses otherwise, the "Company" as used in this Management's Discussion and Analysis of Financial Condition and Results of Operations shall include BPC Holding Corporation ("Holding") and its wholly-owned subsidiary, Berry Plastics Corporation ("Berry"), and its wholly-owned subsidiaries. For analysis purposes, the results under Holding's prior ownership ("Predecessor") have been combined with results subsequent to the merger on July 22, 2002 ("Company") described below. The following discussion should be read in conjunction with the consolidated financial statements of Holding and its subsidiaries and the accompanying notes thereto, which information is included elsewhere herein.

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

The Company remains highly leveraged. The high degree of leverage could have important consequences, including, but not limited to, the following:
(i) a substantial portion of Berry's cash flow from operations must be dedicated to the payment of principal and interest on its indebtedness, thereby reducing the funds available to Berry for other purposes; (ii) Berry's ability to obtain additional debt financing in the future for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes may be impaired; (iii) certain of Berry's borrowings are at variable rates of interest, which expose Berry to the risk of higher interest rates; (iv) the indebtedness outstanding under the senior credit facility is secured by substantially all of the assets of Berry; (v) Berry is substantially more leveraged than certain of its competitors, which may place Berry at a competitive disadvantage, particularly in light of its acquisition strategy; and (vi) Berry's degree of leverage may hinder its ability to adjust rapidly to changing market conditions and could make it more vulnerable in the event of a downturn in general economic conditions or its business.

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

ACCOUNTS RECEIVABLE. The Company evaluates the allowance for doubtful accounts on a quarterly basis and reviews any significant customers with delinquent balances to determine future collectibility. The determination includes a review of legal issues (such as bankruptcy status), past history, current financial and credit reports, and the experience of the credit representative. Allowances are established in the quarter in which the account is deemed uncollectible. The Company maintains additional allowances based on historical bad debt experience. The Company believes, based on past history and credit policies, that the net accounts receivable are of good quality.

MEDICAL. The Company offers medical insurance that is primarily self-insured to its employees. The Company evaluates the medical claims liability on a quarterly basis and obtains an independent actuarial analysis on an annual basis. A liability is accrued for the expected claims incurred but not reported plus any known claims. Based on its analysis, the Company believes that the medical claims liability is sufficient.

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

RESULTS OF OPERATIONS

13 WEEKS ENDED SEPTEMBER 29, 2002 ("QUARTER")
COMPARED TO 13 WEEKS ENDED SEPTEMBER 29, 2001 ("PRIOR QUARTER")

NET SALES. Net sales increased $5.7 million, or 5%, to $127.6 million for the Quarter from $121.9 million for the Prior Quarter despite an approximate 3% decrease in net selling price. Container net sales increased $4.3 million from the Prior Quarter with the Mount Vernon acquisition providing approximately $4.0 million of net sales in the Quarter. Closure net sales decreased $1.3 million from the Prior Quarter due primarily to shedding low margin business in the Norwich facility. Consumer product sales for the Quarter increased $2.6 million from the Prior Quarter primarily due to increased sales from the thermoformed drink cup line.

GROSS PROFIT. Gross profit decreased by $0.5 million to $30.1 million (24% of net sales) for the Quarter from $30.6 million (25% of net sales) for the Prior Quarter. This decrease of 2% includes the combined impact of the added Mount Vernon sales volume, the effect of net selling prices and raw material costs, acquisition integration and productivity improvement initiatives. The historical margin percentage of the Mount Vernon acquired business is significantly less than the Company's historical gross margins thereby reducing consolidated margins until the business is fully integrated. Also, depreciation for the Quarter exceeded the Prior Quarter by $0.9 million. In addition, the Company has continued to consolidate products and business of recent acquisitions to the most efficient tooling, providing customers with improved products and customer service. As part of the integration, the Company removed the molding operations from its Fort Worth, Texas facility (acquired in the Pescor acquisition). The business from this location was distributed throughout Berry's facilities. Also, significant productivity improvements were made during the Quarter, including the addition of state-of-the-art injection molding equipment, molds and printing equipment at several of the Company's facilities.

OPERATING EXPENSES. Selling expenses increased by $0.2 million to $5.8 million for the Quarter from $5.6 million for the Prior Quarter principally as a result of the 5% increase in net sales. General and administrative expenses decreased from $6.3 million for the Prior Quarter to $5.6 million for the Quarter. This decrease of $0.7 million is primarily attributable to decreased accrued bonus expenses and cost reduction efforts. During the Quarter, one-time transition expenses were $0.2 million related to acquisitions, $0.8 million related to the shutdown and reorganization of facilities, $0.3 million related to an acquisition that was not completed, and $21.0 million related to the Merger. In the Prior Quarter, one-time transition expenses related to acquisitions were $0.3 million and $0.4 million related to the shutdown and reorganization of facilities.

INTEREST EXPENSE, NET. Net interest expense decreased $1.6 million to $11.9 million for the Quarter compared to $13.5 million for the Prior Quarter primarily due to decreased rates of interest on borrowings.

INCOME TAX. For the Quarter, the Company recorded income tax expense of $0.1 million compared to $0.1 million for the Prior Quarter. The Company continues to operate in a net operating loss carryforward position for federal income tax purposes.

EXTRAORDINARY ITEM. As a result of extinguishing the Company's debt in connection with the Merger, $6.6 million of existing deferred financing fees and $18.7 million of prepayment fees and related charges were charged to expense in the Quarter as an extraordinary item.

NET INCOME (LOSS). The Company recorded a net loss of $42.1 million for the Quarter compared to net income of $0.2 million for the Prior Quarter for the reasons discussed above.

39 Weeks Ended September 28, 2002 ("YTD")
Compared to 39 Weeks Ended September 29, 2001 ("Prior YTD")

NET SALES. Net sales increased $15.6 million, or 4%, to $378.5 million for the YTD from $362.9 million for the Prior YTD despite an approximate 3% decrease in net selling price due to the cyclical impact of lower resin costs. Container net sales increased $4.0 million from the Prior YTD, including approximately $10.3 million of YTD sales from the Mount Vernon acquisition. The decrease, excluding the acquisition, can be primarily attributed to lower selling prices and a large promotion in the Prior YTD. Closure net sales decreased $1.8 million from the Prior YTD due primarily to shedding low margin business in the Norwich facility. Consumer product sales for the YTD increased $13.4 million from the Prior YTD primarily attributable to the Pescor acquisition and increased sales from the thermoformed drink cup line.

GROSS PROFIT. Gross profit decreased by $2.9 million to $95.7 million (25% of net sales) for the YTD from $98.6 million (27% of net sales) for the Prior YTD. This decrease of 3% includes the combined impact of the added Pescor and Mount Vernon sales volume, the effect of net selling prices and raw material costs, acquisition integration and productivity improvement initiatives. The historical margin percentage of the Mount Vernon acquired business is significantly less than the Company's historical gross margins thereby reducing consolidated margins until the business is fully integrated. Also, depreciation for the YTD exceeded the Prior YTD by $3.9 million. The Company has continued to consolidate products and business of recent acquisitions to the most efficient tooling, providing customers with improved products and customer service. As part of the integration, the Company removed molding operations from its Fort Worth, Texas facility (acquired in the Pescor acquisition). The business from this location was distributed throughout Berry's facilities. Also, significant productivity improvements were made during the year, including the addition of state-of-the-art injection molding equipment, molds and printing equipment at several of the Company's facilities.

OPERATING EXPENSES. Selling expenses decreased by $0.3 million to $16.7 million for the YTD from $17.0 million for the Prior YTD, principally a result of cost reduction efforts. General and administrative expenses decreased from $22.6 million for the Prior YTD to $19.8 million for the YTD. This decrease of $2.8 million is primarily attributable to decreased accrued bonus expenses and cost reduction efforts. During the YTD, one-time transition expenses were $0.9 million related to acquisitions, $2.2 million related to the shutdown and reorganization of facilities, $0.3 million related to an acquisition that was not completed, and $21.0 million related to the Merger. In the Prior YTD, one-time transition expenses related to acquisitions were $1.4 million and $1.6 million related to the shutdown and reorganization of facilities.

INTEREST EXPENSE, NET. Net interest expense decreased $4.0 million to $37.5 million for the YTD compared to $41.5 million for the Prior YTD primarily due to decreased rates of interest on borrowings and reduced borrowings under the predecessor's senior credit facility.

INCOME TAX. For the YTD, the Company recorded income tax expense of $0.4 million compared to $0.2 million for the Prior YTD. The Company continues to operate in a net operating loss carryforward position for federal income tax purposes.

EXTRAORDINARY ITEM. As a result of extinguishing the Company's debt in connection with the Merger, $6.6 million of existing deferred financing fees and $18.7 million of prepayment fees and related charges were charged to expense in the Quarter as an extraordinary item.

NET INCOME (LOSS). The Company recorded a net loss of $32.1 million for the YTD compared to net income of $3.1 million for the Prior YTD for the reasons discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $15.1 million for the YTD compared to $57.3 million for the Prior YTD. The decrease is primarily the result of expenses related to the Merger.

Net cash used for investing activities decreased from $47.4 million for the Prior YTD to $39.3 million for the YTD primarily as a result of the Pescor acquisition in the Prior YTD. YTD capital spending of $22.8 million included $1.2 million for buildings and systems, $8.6 million for molds, $9.1 million for molding and printing machines, and $3.9 million for accessory equipment and systems.

Net cash provided  by  financing  activities  was  $36.7 million for the YTD
compared to net cash used of $9.2 million for the Prior  YTD.   The increase
of $45.9 million can be attributed to the financing of the Merger.

In connection with the Merger, Berry received approximately $330.0 million from a senior term loan from a syndicate of lenders led by Goldman Sachs Credit Partners L.P., as administrative agent, approximately $250.0 million from the issuance of 10 3/4 % Senior Subordinated Notes to various private institutional buyers, and, as a result of the Merger, approximately $268.8 million in equity contributions from affiliates of the Buyer and certain existing stockholders and members of Berry's management. The $330.0 million senior term loan is part of Berry's new senior secured credit facility that also includes a $100.0 million revolving line of credit and a $50.0 million delayed draw facility, both of which have not been drawn upon. THE CREDIT FACILITIES ABOVE CONTAIN VARIOUS FINANCIAL AND NON-FINANCIAL COVENANTS.

INCREASED WORKING CAPITAL NEEDS OCCUR WHENEVER THE COMPANY EXPERIENCES STRONG INCREMENTAL DEMAND OR A SIGNIFICANT RISE IN THE COST OF RAW MATERIAL, PARTICULARLY PLASTIC RESIN. THE COMPANY ANTICIPATES THAT ITS CASH INTEREST, WORKING CAPITAL AND CAPITAL EXPENDITURE REQUIREMENTS FOR 2002 WILL BE SATISFIED THROUGH A COMBINATION OF FUNDS GENERATED FROM OPERATING ACTIVITIES AND CASH ON HAND, TOGETHER WITH FUNDS AVAILABLE UNDER THE REVOLVING LINE OF CREDIT. MANAGEMENT BASES SUCH BELIEF ON HISTORICAL EXPERIENCE AND THE SUBSTANTIAL CASH BALANCE AND FUNDS AVAILABLE UNDER THE REVOLVING LINE OF CREDIT. HOWEVER, THE COMPANY CANNOT PREDICT ITS FUTURE RESULTS OF OPERATIONS. AS OF SEPTEMBER 28, 2002, THE COMPANY HAD $94.1 MILLION AVAILABLE UNDER THE REVOLVING LINE OF CREDIT AND $13.2 MILLION IN CASH AND CASH EQUIVALENTS.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company is exposed to market risk changes in interest rates primarily through its senior credit facility. The Company utilizes interest rate instruments to reduce the impact of either increases or decreases in interest rates on its floating rate debt. As a result of the current economic slowdown and corresponding interest rate reductions, Berry entered into an interest rate collar arrangement in October 2002 to protect $50.0 million of the outstanding variable rate term loan debt from future interest rate volatility. The collar floor is set at 1.97% LIBOR (London Interbank Offering Rate) and capped at 6.75% LIBOR. The Company is of the opinion that it is well positioned to manage interest exposures in the short term.

      The Company is also subject to market risks with respect to pricing of its primary raw material (resin). Plastic resins are subject to cyclical price fluctuations, including those arising from supply shortages and changes in the prices of natural gas, crude oil and other petrochemical intermediates from which resins are produced. Management believes based on past experience that Berry can pass on a significant portion of any increase in resin costs over a period of time, but there may be a short-term negative impact to its financial performance. The Company also mitigates this risk by increasing resin inventories through its large infrastructure.



ITEM 4. CONTROLS AND PROCEDURES

      (a) Evaluation of disclosure controls and procedures.

          As required by new Rule 13a-15 under the Securities Exchange Act of 1934, within the 90 days prior to the date of this report, the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. In connection with the new rules, we currently are in the process of further reviewing and documenting our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

      (b) Changes in internal controls.

          None

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

      In connection with the Merger, on July 22, 2002, Berry consummated concurrent cash tender offers and consent solicitations with respect to its then-outstanding 12 1/4 % Senior Subordinated Notes issued by Berry and due 2004 (the "12 1/4 % Notes"), 12 1/4 % Series B Senior Subordinated Notes issued by Berry and due 2004 (the "12 1/4 % Series B Notes"), and 11% Senior Subordinated Notes issued by Berry and due 2007 (the "11% Notes"). Also in connection with the Merger, on July 22, 2002, Holding consummated a cash tender offer and consent solicitation with respect to its then-outstanding 12 1/2 % Senior Secured Notes issued by Holding and due 2006 (the "12 1/2 % Notes" and together with the 11% Notes, the 12 1/4 % Notes and the 12 1/4 % Series B Notes, the "Notes"). Upon the consummation of the tender offers and consent solicitations for the Notes (the "Offers"), each of the indentures governing the Notes was amended to eliminate the significant restrictive covenants and related events of default contained in such indentures. Substantially all of the Notes were tendered and purchased by Berry and Holding and, on August 21, 2002, Berry and Holding consummated the redemption of all outstanding Notes not purchased pursuant to the Offers. After the consummation of such redemption, no Notes remained outstanding.

      Also in connection with the Merger, on July 22, 2002, Holding merged with GS Berry Acquisition Corp. (the "Buyer"), whereby each share of common stock of the Buyer issued and outstanding immediately prior to the effective time of the Merger was converted into one share of Common Stock of Holding. Accordingly, at the time of the Merger, an aggregate of approximately 2,700,000 shares of Holding's Common Stock, with an aggregate value of $272,625,109, were issued to GS Capital Partners 2000, L.P., GS Capital Partners 2000 Offshore, L.P., GS Capital Partners 2000 GMBH & Co. Beteiligungs KG, Bridge Street
      Special Opportunities Fund 2000, L.P., GS Capital Partners 2000 Employee Fund, L.P., Stone Street Fund 2000, L.P., Goldman Sachs Direct Investment Fund 2000, L.P., J.P. Morgan Partners (BHCA), L.P., J.P. Morgan Partners Global Investors, L.P., J.P. Morgan Partners Global Investors (Cayman), L.P., J.P. Morgan Partners Global Investors (Cayman) II, L.P., J.P. Morgan Partners Global Investors A, L.P. and members of management. No underwriters were used for the offering, and there were no underwriting discounts or commissions. The offering was exempt from registration under the Securities Act of 1933 pursuant to Rule 506 of Regulation D promulgated thereunder, as there were less than 35 purchasers of the Common Stock and the nature of the purchasers complied with Rule 506.



ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      On July 22, 2002, in connection with the Merger, Holding, as the sole stockholder of Berry, executed a written consent pursuant to Section 228 of the General Corporation Law of the State of Delaware electing the following people to the Board of Directors of Berry: Joseph H. Gleberman, Douglas F. Londal, Patrick J. Dalton and Christopher C. Behrens. Ira G. Boots and Mathew J. Lori continued on as directors of Berry.

      On July 15, 2002, the holders of a majority of Holding's Common Stock and each class of its then-outstanding Series C Preferred Stock executed a written consent pursuant to Section 228 of the General Corporation Law of the State of Delaware, whereby such stockholders approved an amendment to Holding's Amended and Restated Certificate of Incorporation so as to decrease the stated value and liquidation preference of each share of Holding's Class C Preferred Stock. The Class C Preferred Stock was redeemed in connection with the Merger.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

1            Exhibits:

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

November 11, 2002


                                By: /S/ JAMES M. KRATOCHVIL
                                James M. Kratochvil
                                Executive Vice President, Chief Financial
                                Officer, Treasurer and Secretary of the
                                entities listed above (Principal Financial
                                and Accounting Officer)

                               CERTIFICATIONS

I, Ira G. Boots, certify that:

1. I have reviewed this quarterly report on Form 10-Q of BPC Holding Corporation and Berry Plastics Corporation;

2. BASED ON MY KNOWLEDGE, THIS QUARTERLY REPORT DOES NOT CONTAIN ANY UNTRUE STATEMENT OF A MATERIAL FACT OR OMIT TO STATE A MATERIAL FACT NECESSARY TO MAKE THE STATEMENTS MADE, IN LIGHT OF THE CIRCUMSTANCES UNDER WHICH SUCH STATEMENTS WERE MADE, NOT MISLEADING WITH RESPECT TO THE PERIOD COVERED BY THIS QUARTERLY REPORT;

3. BASED ON MY KNOWLEDGE, THE FINANCIAL STATEMENTS, AND OTHER FINANCIAL INFORMATION INCLUDED IN THIS QUARTERLY REPORT, FAIRLY PRESENT IN ALL MATERIAL RESPECTS THE FINANCIAL CONDITION, RESULTS OF OPERATIONS AND CASH FLOWS OF THE REGISTRANT AS OF, AND FOR, THE PERIODS PRESENTED IN THIS QUARTERLY REPORT;

4. THE REGISTRANT'S OTHER CERTIFYING OFFICERS AND I ARE RESPONSIBLE FOR ESTABLISHING AND MAINTAINING DISCLOSURE CONTROLS AND PROCEDURES (AS DEFINED IN EXCHANGE ACT RULES 13A-14 AND 15D-14) FOR THE REGISTRANT AND WE HAVE:

  a) DESIGNED SUCH DISCLOSURE CONTROLS AND PROCEDURES TO ENSURE THAT MATERIAL INFORMATION RELATING TO THE REGISTRANT, INCLUDING ITS CONSOLIDATED SUBSIDIARIES, IS MADE KNOWN TO US BY OTHERS WITHIN THOSE ENTITIES, PARTICULARLY DURING THE PERIOD IN WHICH THIS QUARTERLY REPORT IS BEING PREPARED;

  b) EVALUATED THE EFFECTIVENESS OF THE REGISTRANT'S DISCLOSURE CONTROLS AND PROCEDURES AS OF A DATE WITHIN 90 DAYS PRIOR TO THE FILING DATE OF THIS QUARTERLY REPORT (THE "EVALUATION DATE"); AND

  c)  PRESENTED   IN   THIS  QUARTERLY  REPORT  OUR  CONCLUSIONS  ABOUT  THE
  EFFECTIVENESS OF THE DISCLOSURE CONTROLS AND PROCEDURES BASED ON OUR EVALUATION AS OF THE EVALUATION DATE;

5. THE REGISTRANT'S OTHER CERTIFYING OFFICERS AND I HAVE DISCLOSED, BASED ON OUR MOST RECENT EVALUATION, TO THE REGISTRANT'S AUDITORS AND THE AUDIT COMMITTEE OF REGISTRANT'S BOARD OF DIRECTORS (OR PERSONS PERFORMING THE EQUIVALENT FUNCTION):

  A) ALL SIGNIFICANT DEFICIENCIES IN THE DESIGN OR OPERATION OF INTERNAL CONTROLS WHICH COULD ADVERSELY AFFECT THE REGISTRANT'S ABILITY TO RECORD, PROCESS, SUMMARIZE AND REPORT FINANCIAL DATA AND HAVE IDENTIFIED FOR THE REGISTRANT'S AUDITORS ANY MATERIAL WEAKNESSES IN INTERNAL CONTROLS; AND

  B) ANY FRAUD, WHETHER OR NOT MATERIAL, THAT INVOLVES MANAGEMENT OR OTHER EMPLOYEES WHO HAVE A SIGNIFICANT ROLE IN THE REGISTRANT'S INTERNAL CONTROLS; AND

6. THE REGISTRANT'S OTHER CERTIFYING OFFICERS AND I HAVE INDICATED IN THIS QUARTERLY REPORT WHETHER OR NOT THERE WERE SIGNIFICANT CHANGES IN INTERNAL CONTROLS OR IN OTHER FACTORS THAT COULD SIGNIFICANTLY AFFECT INTERNAL CONTROLS SUBSEQUENT TO THE DATE OF OUR MOST RECENT EVALUATION, INCLUDING ANY CORRECTIVE ACTIONS WITH REGARD TO SIGNIFICANT DEFICIENCIES AND MATERIAL WEAKNESSES.

DATE:  NOVEMBER 11, 2002


/S/ IRA G. BOOTS_____________
Ira G. Boots
President and Chief Executive Officer

I, James M. Kratochvil, certify that:

1. I have reviewed this quarterly report on Form 10-Q of BPC Holding Corporation and Berry Plastics Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  c)  presented   in   this  quarterly  report  our  conclusions  about  the
  effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 11, 2002


/S/ JAMES M. KRATOCHVIL_________
James M. Kratochvil
Executive Vice President, Chief Financial Officer, Treasurer and Secretary