Form 10-K
period 2002-12-28
BPC HOLDING CORP; BERRY PLASTICS CORP
filed 2003-03-24
CIK 919465, 919463

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-K

(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended
    DECEMBER 28, 2002
                                    or
[  ] Transition report pursuant to Section  13  or  15(d) of the Securities
     Exchange Act of 1934  for the transition period from
                  to

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

  Indicate by check mark whether the registrants are accelerated filers (as defined by Rule 12b-2 of Securities Exchange Act of 1934).
Yes [   ]  No [X]

  None of the voting stock of either registrant is held by a non-affiliate of such registrant. There is no public trading market for any class of voting stock of BPC Holding Corporation or Berry Plastics Corporation.

  As of March 14, 2003, there were outstanding 2,767,879 shares of the Common Stock, $.01 par value, of BPC Holding Corporation. As of March 14, 2003, there were outstanding 100 shares of the Common Stock, $.01 par value, of Berry Plastics Corporation.

                    DOCUMENTS INCORPORATED BY REFERENCE
                                   None

         CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

  This Form 10-K includes "forward-looking statements," within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), with respect to our financial condition, results of operations and business and our expectations or beliefs concerning future events. Such statements include, in particular, statements about our plans, strategies and prospects under the headings "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business." You can identify certain forward-looking statements by our use of forward-looking terminology such as, but not limited to, "believes," "expects," "anticipates," "estimates," "intends," "plans," "targets," "likely," "will," "would," "could" and similar expressions that identify forward-looking statements. All forward-looking statements involve risks and uncertainties. Many risks and uncertainties are inherent in our industry and markets. Others are more specific to our operations. The occurrence of the events described and the achievement of the expected results depend on many events, some or all of which are not predictable or within our control. Actual results may differ materially from the forward-looking statements contained in this Form 10-K. Factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include:

1             changes in prices and availability  of  resin  and  other raw materials and our ability to pass on changes in raw material prices;
2             catastrophic loss of our key manufacturing facility;
3             risks related to our acquisition strategy and integration  of acquired businesses;
4             risks  associated  with our substantial indebtedness and debt service;
5             performance of our business and future operating results;
6             risks of competition in our existing and future markets;
7             general business and  economic  conditions,  particularly  an economic downturn;
8             increases   in   the   cost   of  compliance  with  laws  and
      regulations, including environmental laws and regulations; and
9             the factors discussed in the section of this Form 10-K titled
      "Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Factors Affecting Future Results."

  Readers should carefully review the factors discussed in the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Factors Affecting Future Results" in this Form 10-K and other risk factors identified from time to time in our periodic filings with the Securities and Exchange Commission and should not place undue reliance on our forward-looking statements. We undertake no obligation to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.

                           AVAILABLE INFORMATION

  We make available, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments, if any, to those reports through our Internet website as soon as practicable after they have been electronically filed with or furnished to the SEC. Our internet address is www.berryplastics.com. The information contained on our website is not being incorporated herein.

                          BPC HOLDING CORPORATION
                        BERRY PLASTICS CORPORATION

           FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 28, 2002
                             TABLE OF CONTENTS

                                                                       PAGE
                                  PART I

Item 1.   Business...................................................     4
Item 2.   Properties.................................................    12
Item 3.   Legal Proceedings..........................................    12
Item 4.   Submission of Matters to a Vote of Security Holders........    12

                                  PART II

Item 5.   Market for Registrants'Common Equity and Related Stockholder
          Matters....................................................    13
Item 6.   Selected Financial Data....................................    14
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations..................................    15
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.    25
Item 8.   Financial Statements and Supplementary Data................    26
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure...................................    26

                                 PART III

Item 10.  Directors and Executive Officers of the Registrants........    27
Item 11.  Executive Compensation.....................................    30
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management.................................................    32
Item 13.  Certain Relationships and Related Transactions.............    34
Item 14.  Controls and Procedures....................................    37

                                  PART IV

Item 15.  Exhibits, Financial Statement Schedules and Reports on
          Form 8-K...................................................    38

                                  PART I

ITEM 1.  BUSINESS

  Unless the context requires otherwise, references in this Form 10-K to "BPC Holding" or "Holding" refer to BPC Holding Corporation, references to "we," "our" or "us" refer to BPC Holding Corporation together with its consolidated subsidiaries, and references to "Berry Plastics" or the "Company" refer to Berry Plastics Corporation, a wholly owned subsidiary of BPC Holding Corporation.

GENERAL

  We are one of the world's leading manufacturers and suppliers of a diverse mix of injection-molded plastics packaging products focusing on the open-top container, closure, aerosol overcap, drink cup and housewares markets. We sell a broad product line to over 12,000 customers. We concentrate on manufacturing higher quality, value-added products sold to image-conscious marketers of institutional and consumer products. We believe that our large operating scale, low-cost manufacturing capabilities, purchasing leverage, proprietary thermoforming technology and extensive collection of over 1,000 active proprietary molds provide us with a competitive advantage in the marketplace. We have been able to leverage our broad product offering, value-added manufacturing capabilities and long-standing customer relationships into leading positions across a number of products. The average length of our relationship with our top 10 customers in fiscal 2002 was over 15 years, and these customers represented approximately 19% of our fiscal 2002 net sales with no customer accounting for more than 4% of our fiscal 2002 net sales. We believe that over 58% of our 2002 revenues were generated from the sale of products that held a number one position relative to competing injection-molded products. Our products are primarily sold to customers in industries that exhibit relatively stable demand characteristics and are considered less sensitive to overall economic conditions, such as pharmaceuticals, food, dairy and health and beauty. Additionally, we operate 12 high-volume manufacturing facilities and have extensive distribution capabilities.

  We organize our product categories into three business divisions: containers, closures, and consumer products. The following table displays our net sales by division for each of the past five fiscal years.

($ in millions)       1998     1999     2000     2001     2002
                     ------   ------   ------   ------   ------
Containers           $154.0   $188.7   $231.2   $234.5   $250.4
Closures               56.4     81.0    112.2    132.4    133.9
Consumer products      61.4     59.1     64.7     94.8    110.0
                     ------   ------   ------   ------   ------
Total net sales      $271.8   $328.8   $408.1   $461.7   $494.3
                     ======   ======   ======   ======   ======

  Additional financial information about our business segments is provided in Note 14 of the "Notes to Consolidated Financial Statements," which are included elsewhere in this Form 10-K.

HISTORY

  Imperial Plastics was established in 1967 in Evansville, Indiana. Berry Plastics, Inc. ("Old Berry") was formed in 1983 to purchase substantially all of the assets of Imperial Plastics. In 1988, Old Berry acquired Gilbert Plastics of New Brunswick, New Jersey, a leading manufacturer of aerosol overcaps, and subsequently relocated Gilbert Plastics' production to Old Berry's Evansville, Indiana facility. In 1990, the Company and Holding, the holder of 100% of the outstanding capital stock of the Company, were formed to purchase the assets of Old Berry.

  From 1992 until 2002, we continued to grow by acquiring companies that we believed would improve our financial performance in the long-term, expand our product lines, or in some cases, provide us with a new or complementary product line. In 1992, we acquired the assets of the Mammoth Containers division of Genpak Corporation and in 1995, we acquired substantially all of the assets of Sterling Products, Inc., a producer of injection-molded plastic drink cups and lids, and Tri-Plas, Inc., a manufacturer of injection-molded containers and lids. In 1997, we acquired (1) certain assets of Container Industries, Inc., a manufacturer and marketer of injection-molded industrial and pry-off containers for building products and other industrial markets, (2) PackerWare Corporation ("PackerWare"), a manufacturer and marketer of plastic containers, drink cups, housewares, and lawn and garden products, (3) substantially all of the assets of Virginia Design Packaging Corp., a manufacturer and marketer of injection-molded containers used primarily for food packaging, and (4) Venture
Packaging, Inc. ("Venture Packaging"), a manufacturer and marketer of injection-molded containers used in the food, dairy and various other markets. In 1998, we acquired all of the capital stock of Norwich Injection Moulders Limited (now known as Berry Plastics UK Limited) and substantially all of the assets of the Knight Engineering and Plastics Division of Courtaulds Packaging Inc., a manufacturer of aerosol overcaps. In 1999, we acquired all of the outstanding capital stock of CPI Holding Corporation ("CPI Holding"), the parent company of Cardinal Packaging, Inc. ("Cardinal"), a manufacturer and marketer of open-top containers. In 2000, we acquired all of the outstanding capital stock of (1) Poly-Seal Corporation ("Poly-Seal"), a manufacturer and marketer of closures and (2) Capsol S.p.a. ("Capsol") and the whole quota capital of a related company, Ociesse S.r.l. Capsol is a manufacturer and marketer of aerosol overcaps and closures. In 2001, we acquired all of the outstanding capital stock of Pescor Plastics, Inc. ("Pescor"), a manufacturer and marketer of drink cups, and in 2002, we acquired the Alcoa Flexible Packaging injection molding assets from Mt. Vernon Plastics Corporation ("Mount Vernon").

RECENT DEVELOPMENTS

THE MERGER

  On July 22, 2002, GS Berry Acquisition Corp., (the "Buyer") a newly formed entity controlled by various private equity funds affiliated with Goldman, Sachs & Co., merged (the "Merger") with and into BPC Holding, pursuant to an agreement and plan of merger, dated as of May 25, 2002. At the effective time of the Merger, (1) each share of common stock of BPC Holding issued and outstanding immediately prior to the effective time of the Merger was converted into the right to receive cash pursuant to the terms of the merger agreement, and (2) each share of common stock of the Buyer issued and outstanding immediately prior to the effective time of the Merger was converted into one share of common stock of BPC Holding. Additionally, in connection with the Merger, we retired all of BPC
Holding's senior secured notes and Berry Plastics' senior subordinated notes, repaid all amounts owed under our credit facilities, redeemed all of the outstanding preferred stock of BPC Holding, entered into a new credit facility and completed an offering of new senior subordinated notes of Berry Plastics. As a result of the Merger, private equity funds affiliated with Goldman Sachs own approximately 63% of the outstanding common stock of BPC Holding, private equity funds affiliated with J.P. Morgan Chase & Co. own approximately 29% and members of our management own the remaining 8%.

  The total amount of funds required to consummate the Merger and to pay the related fees and expenses was approximately $870.4 million, including retirement all of BPC Holding's senior secured notes and Berry Plastics' senior subordinated notes, repayment of all amounts owed under our credit facilities, redemption of all of the outstanding preferred and common stock of BPC Holding, and other fees and expenses related to the Merger. In connection with the Merger, Berry Plastics received a $330 million senior secured term loan from a syndicate of lenders led by Goldman Sachs Credit Partners L.P., as administrative agent, approximately $250 million from the issuance by Berry Plastics of 10 3/4% senior subordinated notes to various institutional buyers, and approximately $268.8 million in equity contributions from affiliates of Goldman Sachs and certain existing stockholders and continuing investments from members of our management. The $330 million senior secured term loan was part of a larger senior secured credit facility that we entered into with a syndicate of lenders led by Goldman Sachs Credit Partners L.P., as administrative agent. The credit facility also included a $50.0 million delayed draw term loan facility and a $100.0 million revolving credit facility.

PRODUCT OVERVIEW

  We organize our product lines into three categories: containers, closures and consumer products.

CONTAINERS

  We classify our containers into six product lines: thinwall, pry-off, dairy, polypropylene, industrial and specialty. We believe that we have leading positions in key injection-molded plastic container segments including thinwall (household products and food) and pry-off (building materials), as well as strong positions in frozen dessert (ice cream and yogurt) and clear polypropylene (high value food and consumer applications). The following table describes our container product lines.

PRODUCT LINE       DESCRIPTION               SIZES                  MAJOR END MARKETS
------------  ----------------------      ----------       --------------------------------------
Thinwall      Thinwalled,                 8 oz. to 2        Food, promotional products, toys and
              multi-purpose                 gallons             a wide variety of other uses
              containers
              with or
              without
              handles and
              lids

Pry-off       Containers                  4 oz. to 2            Building products, adhesives,
              having a                      gallons          chemicals, and other industrial uses
              tight lid-fit
              and requiring
              an opening
              device

Dairy         Thinwall                    4 oz. to 5           Cultured dairy products including
              containers in                   lbs.,            yogurt, cottage cheese, sour cream
              traditional                 Multi-pack             and dips, and frozen desserts
              dairy market
              sizes and
              styles

Polypropylene Usually clear               6 oz. to 5             Food, deli, sauces and salads
              containers in                   lbs.
              round, oblong
              or
              rectangular
              shapes

Industrial    Thick-walled,               2.5 to 5             Building products, chemicals, paints
              larger pails                 gallons                  and other industrial uses
              designed to
              accommodate
              heavy loads

Specialty     Customer                   Various                 Premium consumer items, such as
              specific                                                tobacco and drink mixes

  The largest end-uses for our containers are food products, building products, chemicals and dairy products. We have a diverse customer base for our container lines, and no single container customer exceeded 3% of our total net sales in fiscal 2002.

  We believe that we offer the broadest product line among U.S.-based injection-molded plastic container manufacturers. Our container capacities range from 4 ounces to 5 gallons and are offered in various styles with accompanying lids, bails and handles, some of which we produce, as well as a wide array of decorating options. In addition to a complete product line, we have sophisticated printing capabilities, an in-house graphic arts department, low-cost manufacturing capability with 10 plants strategically located throughout the United States and a dedication to high-quality products and customer service. Our product engineers work with customers to design and commercialize new containers. In addition, as part of our dedication to customer service, on occasion, we provide filling machine equipment to some of our customers, primarily in the dairy market, and we also provide the services necessary to operate such equipment. We believe providing such equipment and services increases customer retention by increasing the customer's production efficiency. The cost of, and revenue from, such equipment is not material. We seek to develop niche container products and new applications by taking advantage of our state-of-the-art decorating and graphic arts capabilities and dedication to service and quality. We believe that these capabilities have given us a significant competitive advantage in certain high-margin niche container applications for specialized products. Examples include popcorn containers for new movie promotions and professional and college sporting and entertainment events, where the ability to produce sophisticated and colorful graphics is crucial to the product's success. In order to identify new applications for existing products, we rely extensively on our national sales force. Once these opportunities are identified, our sales force interfaces with our product design engineers to satisfy customers' needs.

  In non-industrial containers, our strongest competitors include Airlite, Sweetheart, Landis, and Polytainers. We also produce commodity industrial pails for a market that is dominated by large volume competitors such as Letica, Plastican, NAMPAC and Ropak. We do not participate heavily in this large market.

CLOSURES

  Our closures division focuses on aerosol overcaps and closures.

AEROSOL OVERCAPS

  We believe we are the worldwide leading producer of injection-molded aerosol overcaps. Our aerosol overcaps are used in a wide variety of consumer goods including spray paints, household and personal care products, insecticides and numerous other commercial and consumer products. Most U.S. manufacturers of aerosol products, and companies that fill aerosol products on a contractual basis, are our customers for some portion of their needs.

  Approximately 19% of the U.S. injection-molded market consists of manufacturers who produce overcaps in-house for their own needs. We believe that a portion of these in-house producers will increase the outsourcing of their production to high-technology, low-cost manufacturers, such as us, as a means of reducing manufacturing assets and focusing on their core marketing objectives.

  We believe that, over the years, we have developed several significant competitive advantages, including (1) a reputation for outstanding quality,
(2) short lead-time requirements to fill customer orders, (3) long-standing relationships with major customers, (4) the ability to accurately reproduce over 3,500 colors, (5) proprietary packing technology that minimizes freight cost and warehouse space, (6) high-speed, low-cost molding and decorating capability and (7) a broad product line of proprietary molds. We continue to develop new products in the overcap market, including a "spray-thru" line of aerosol overcaps that has a built-in release button.

  In fiscal 2002, no single aerosol overcap customer accounted for over 2% of our total net sales. Competitors include Dubuque Plastics, Cobra and Plasticum. In addition, a number of companies, including several of our customers, currently produce aerosol overcaps for their own use.

CLOSURES

  We believe our combined product line offerings to the closures market establish us as a leading provider of closures. Our product line offerings include continuous thread, dispensing, tamper evident and child resistant closures. In addition, we are a leading provider of (1) fitments and plugs for medical applications, (2) cups and spouts for liquid laundry detergent,
(3) dropper bulb assemblies for medical and personal care applications, and
(4) jiggers for mouthwash products.

  Our closures are used in a wide variety of consumer goods markets, including health and beauty aids, pharmaceutical, household chemicals, commercial chemicals, and food and dairy. We are a major provider of closures to many of the leading companies in these markets.

  We believe the capabilities and expertise we have established as a closure provider create significant competitive advantages, including the latest in single and bi-injection technology, molding of thermoplastic and thermoset resins, compression molding of thermoplastic resins, and lining and assembly applications applying the latest in computerized vision inspection technology. In addition, we have an in-house package development and design group focused on developing new closures to meet our customers' proprietary needs. We have a strong reputation for quality and have received numerous "Supplier Quality Achievement Awards" from customers in different markets.

  In fiscal 2002, no single closure customer accounted for over 2% of our total net sales. Competitors include Owens-Illinois, Kerr/Suncoast, Phoenix Closures, Portola, Rexam Closures, and Seaquist Closures.

CONSUMER PRODUCTS

  Our consumer products division focuses on drink cups and housewares.

DRINK CUPS

  We believe that we are the largest provider of injection-molded plastic drink cups in the U.S. As beverage producers, convenience stores and fast food restaurants increase their marketing efforts for larger sized drinks, we believe that the plastic drink cup market should expand because of plastic's desirability over paper for larger drink cups. We produce injection-molded plastic cups that range in size from 12 to 64 ounces. Primary markets are fast food and family dining restaurants, convenience stores, stadiums and retail stores. Many of our cups are decorated, often as promotional items, and we are known in the industry for our innovative, state-of-the-art graphics capability.

  We launched our thermoformed drink cup line in fiscal 2001. Our thermoformed product line offers sizes ranging from 22 to 44 ounces. Our thermoform process is unique in the industry in that it uses polypropylene instead of more expensive polystyrene in producing deep draw drink cups. This offers a material competitive advantage versus competitive thermoformed drink cups.

  In fiscal 2002, no single drink cup customer accounted for more than 3% of our total net sales. Drink cup competitors include Huhtamaki (formerly Packaging Resources Incorporated), Sweetheart, Letica, and WNA (formerly Cups Illustrated).

HOUSEWARES

  Our participation in the housewares market is focused on producing seasonal (spring and summer) semi-disposable plastic housewares and plastic garden products. Examples of our products include plates, bowls, pitchers, tumblers and outdoor flowerpots. We sell virtually all of our products in this market through major national retail marketers and national chain stores, such as Wal-Mart. PackerWare is our recognized brand name in these markets and PackerWare branded products are often co-branded by our customers. Our position in this market has been to provide high value to consumers at a relatively modest price, consistent with the key price points of the retail marketers. We believe outstanding service and ability to deliver products with timely combination of color and design further enhance our position in this market. This focus allowed PackerWare to be named Wal-Mart's category manager for its seasonal housewares department.

  In fiscal 2002, no single housewares customer accounted for more than 4% of our total net sales. Housewares competitors include imported products from China, Arrow Plastics and United Plastics.

MARKETING AND SALES

  We reach our large and diversified base of over 12,000 customers primarily through our direct field sales force of over 50 dedicated professionals. Our field sales, production and support staff meet with customers to understand their needs and improve our product offerings and services. While these field sales representatives are focused on individual product lines, they are also encouraged to sell all of our products to serve the needs of our customers. We believe that a direct field sales force is able to better focus on target markets and customers, with the added benefit of permitting us to control pricing decisions centrally. We also utilize the services of manufacturing representatives to assist our direct sales force.

  We believe that we produce a high level of customer satisfaction. Highly skilled customer service representatives are strategically located throughout our facilities to support the national field sales force. In addition, telemarketing representatives, marketing managers and sales/marketing executives oversee the marketing and sales efforts. Manufacturing and engineering personnel work closely with field sales personnel to satisfy customers' needs through the production of high-quality, value-added products and on-time deliveries.

  Our sales force is supported by technical specialists and our in-house graphics and design personnel. Our Graphic Arts department includes computer-assisted graphic design capabilities and in-house production of photopolymer printing plates. We also have a centralized Color Matching and Materials Blending department that utilizes a computerized spectrophotometer to insure that colors match those requested by customers.

MANUFACTURING

  We primarily manufacture our products using the plastic injection-molding process. The process begins when plastic resin, in the form of small pellets, is fed into an injection-molding machine. The injection-molding machine then melts the plastic resin and injects it into a multi-cavity steel mold, forcing the plastic resin to take the final shape of the product. At the end of each molding cycle (generally 5 to 25 seconds), the plastic parts are ejected from the mold into automated handling systems from which they are packed in corrugated containers for further processing or shipment. After molding, the product may be either decorated (e.g. printing, silkscreening, labeling) or assembled (e.g., bail handles fitted to containers). We believe that our molding and post-molding capabilities are among the best in the industry.

  In 2001, after several years of development, we introduced our proprietary thermoforming molding process that enables us to mass-produce large drink cups (22-ounce to 44-ounce) less expensively than our competitors. The thermoforming machine used in our process was built by a third-party manufacturer to standard specifications. We modified the machine on-site in order to produce high-cavitation, deep draw cups using our process. These modifications were made without the help of outside consultants.

  Our overall manufacturing philosophy is to be a low-cost producer by using (1) high-speed molding machines, (2) modern multi-cavity hot runner, cold runner and insulated runner molds, (3) extensive material handling automation and (4) sophisticated printing technology. We utilize state-of-the-art robotic packaging processes for large volume products, which enable us to reduce breakage while lowering warehousing and shipping costs. Each plant has complete maintenance capability to support molding and decorating operations. We have historically made, and intend to continue to make, significant capital investments in plant and equipment because of our objectives to improve productivity, maintain competitive advantages and foster continued growth. Over the past five fiscal years our capital expenditures in plant and equipment, exclusive of acquisitions, were $146 million.

PRODUCT DEVELOPMENT AND DESIGN

  We believe our technology base and research and development support are among the best in the rigid plastics packaging industry. Our full-time product engineers use three-dimensional computer-aided-design (CAD) technology to design and modify new products and prepare mold drawings. We can simulate the molding environment by running unit-cavity prototype molds in small injection-molding machines for research and development of new products. Production molds are then designed and outsourced for production by various companies with which we have extensive experience and established relationships. Our engineers oversee the mold-building process from start to finish. Many of our customers work in partnership with our technical representatives to develop new, more competitive products. We have enhanced our relationships with these customers by providing the technical service needed to develop products combined with our internal graphic arts support.

  We spent $2.9 million, $1.9 million and $2.6 million on research and development in 2002, 2001, and 2000, respectively.

  We also utilize our in-house graphic design department to develop color and styles for new products. Our design professionals work directly with our customers to develop new styles and use computer-generated graphics to enable our customers to visualize the finished product.

QUALITY ASSURANCE

  Each plant extensively utilizes Total Quality Management philosophies, including the use of statistical process control and extensive involvement of employees to increase productivity. This teamwork approach to problem-solving increases employee participation and provides necessary training at all levels. All of our facilities have been ISO certified, which demonstrates compliance by a company with a set of shipping, trading and technology standards promulgated by the International Standardization Organization ("ISO"). Extensive testing of parts for size, color, strength and material quality using statistical process control (SPC) techniques and sophisticated technology is also an ongoing part of our quality assurance activities.

SYSTEMS

  We utilize a fully integrated computer software system at each of our plants that produces complete financial and operational reports. This accounting and control system is easily expandable to add new features and/or locations as we grow. In addition, we have in place a sophisticated quality assurance system, a bar code based material management system and an integrated manufacturing system.

SOURCES AND AVAILABILITY OF RAW MATERIALS

  The most important raw material  purchased  by  us  is plastic resin.  We purchased approximately $113.0 million of resin in fiscal 2002. Approximately 50% of the resin pounds purchased were high density polyethylene ("HDPE"), 13% linear low density polyethylene and 37%
polypropylene ("PP"). We have contractual price escalators and de-escalators tied to the price of resin representing approximately 40% of net sales that result in price increases/decreases to many of our customers in a relatively short period of time, typically quarterly. In addition, to date, we have experienced high success rates in passing through price increases and decreases in the price of resin to customers, without indexed price agreements, although the magnitude of the fluctuations in the price of resin in recent periods may have an impact on our future success in this area. Pricing flexibility is enhanced by the fact that our products typically represent a very small component of the overall cost of production for the end customer. Fewer than 10% of our net sales are generated from fixed-price arrangements, and we have at times and may continue to enter into negotiated purchase agreements with resin suppliers related to these fixed price arrangements. We can further mitigate the effect of resin price movements through our ability to accommodate raw material switching for certain products between HDPE and PP as prices fluctuate. In a typical resin market, we estimate that we have historically been able to pass on approximately 75% of an increase in the price of resin within the first three months and the remainder within one year of the price increase. For example, in 2000, the price of resin increased significantly and we estimate that we were able to pass on approximately 85% of the increase to our customers during that calendar year. The resin market is currently experiencing rapidly increasing prices primarily due to the increased cost of oil and natural gas. Based on information from Plastics News, an industry publication, average spot prices of HDPE and PP on March 17, 2003 were $0.565 per pound and $0.44 per pound, respectively, reflecting increases of $0.17 per pound, or 43%, and $0.05 per pound, or 13%, over the respective average spot prices from December 28, 2002. Due to the extent and rapid nature of these increases, we cannot reasonably estimate our ability to successfully recover these cost increases in the short-term.

  Our purchasing strategy is to deal with only high-quality, dependable suppliers, such as Dow, Chevron, Nova, Equistar, Atofina, Basell, and ExxonMobil. Although we do not have any supply requirements contracts with our key suppliers, we believe that we have maintained strong relationships with these key suppliers and expect that such relationships will continue into the foreseeable future. Based on our experience, we believe that adequate quantities of plastic resins will be available at market prices, but we can give you no assurances as to such availability or the prices thereof.

EMPLOYEES

  At the end of fiscal 2002, we had approximately 3,250 employees. Poly-Seal Corporation, a wholly owned subsidiary, and the United Steelworkers of America are parties to a collective bargaining agreement which expires on April 24, 2005. At the end of fiscal 2002, approximately 325 employees of Poly-Seal Corporation, all of which are located in our Baltimore facility, were covered by this agreement. None of our other employees are covered by collective bargaining agreements. We believe our relations with our employees are good.

PATENTS AND TRADEMARKS

  We rely on a combination of patents, trade secrets, unpatented know-how, trademarks, copyrights and other intellectual property rights, nondisclosure agreements and other protective measures to protect our proprietary rights. We do not believe that any individual item of our intellectual property portfolio is material to our current business. We employ various methods, including confidentiality and non-disclosure agreements with third parties, employees and consultants, to protect our trade secrets and know-how. We have licensed, and may license in the future, patents, trademarks, trade secrets, and similar proprietary rights to and from third parties.

ENVIRONMENTAL MATTERS AND GOVERNMENT REGULATION

  Our past and present operations and our past and present ownership and operations of real property are subject to extensive and changing federal, state, local and foreign environmental laws and regulations pertaining to the discharge of materials into the environment, the handling and disposition of wastes or otherwise relating to the protection of the environment. We believe that we are in substantial compliance with applicable environmental laws and regulations. However, we cannot predict with any certainty that we will not in the future incur liability under environmental statutes and regulations with respect to non-compliance with environmental laws, contamination of sites formerly or currently owned or operated by us (including contamination caused by prior owners and operators of such sites) or the off-site disposal of hazardous substances.

  Like any manufacturer, we are subject to the possibility that we may receive notices of potential liability in connection with materials that were sent to third-party recycling, treatment, and/or disposal facilities under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), and comparable state statutes, which impose liability for investigation and remediation of contamination without regard to fault or the legality of the conduct that contributed to the contamination. Liability under CERCLA is retroactive and joint and several. No such notices are currently pending.

  The FDA regulates the material content of direct-contact food containers and packages, including certain thinwall containers we manufacture pursuant to the Federal Food, Drug and Cosmetics Act. Certain of our products are also regulated by the Consumer Product Safety Commission ("CPSC") pursuant to various federal laws, including the Consumer Product Safety Act. Both the FDA and the CPSC can require the manufacturer of defective products to repurchase or recall such products and may also impose fines or penalties on the manufacturer. Similar laws exist in some states, cities and other countries in which we sell our products. In addition, laws exist in certain states restricting the sale of packaging with certain levels of heavy metals, imposing fines and penalties for non-compliance. Although we use FDA approved resins and pigments in containers that directly contact food products and believe they are in material compliance with all such applicable FDA regulations, and we believe our products are in material compliance with all applicable requirements, we remain subject to the risk that our products could be found not to be in compliance with such requirements.

  The plastics industry, including us, is subject to existing and potential federal, state, local and foreign legislation designed to reduce solid wastes by requiring, among other things, plastics to be degradable in landfills, minimum levels of recycled content, various recycling requirements, disposal fees and limits on the use of plastic products. In addition, various consumer and special interest groups have lobbied from time to time for the implementation of these and other similar measures. The principal resins used in our products, HDPE and PP, are recyclable, and, accordingly, we believe that the legislation promulgated to date and such initiatives to date have not had a material adverse effect on us. There can be no assurance that any such future legislative or regulatory efforts or future initiatives would not have a material adverse effect on us. On January 1, 1995, legislation in Oregon, California and Wisconsin went into effect requiring products packaged in rigid plastic containers to comply with standards intended to encourage recycling and increased use of recycled materials. Although the regulations vary by state, they principally require the use of post consumer regrind ("PCR") as an ingredient in containers or the reduction of their weight. These regulations do not apply to food, cosmetic or drug containers. Oregon and California provide for an exemption from these regulations if statewide recycling rates for rigid plastic containers reach or exceed 25%. We assist our customers in complying with these regulations.

  Oregon's aggregate recycling rate for rigid plastic containers has exceeded the 25% goal since the effective date of the law, and the Oregon Department of Environmental Quality has estimated that Oregon will continue to exceed the 25% goal for the foreseeable future. Therefore, rigid plastic containers are exempt from the requirements of the Oregon statute. In addition, California has also reached its 25% recycling rate goal for rigid plastic containers in 2001, which is the most recent compliance period examined. Therefore, rigid plastic containers were exempt from the requirements of the California statute in 2001, which is the most recent testing date that has been completed. In order to facilitate continued individual customer compliance with these regulations, we are providing customers the option of purchasing containers with limited amounts of PCR or reduced weight.

ITEM 2.  PROPERTIES

  The following table sets forth our principal manufacturing facilities:

   LOCATION                ACRES          SQUARE          USE          OWNED/LEASED
                                         FOOTAGE
-----------------         -------        ---------   ---------------   -------------
Evansville, IN             15.8            580,000    Headquarters          Owned
                                                    and manufacturing
Henderson, NV              12.3            175,000    Manufacturing         Owned
Iowa Falls, IA             14.1            100,000    Manufacturing         Owned
Charlotte, NC              37.3            150,000    Manufacturing         Owned
Lawrence, KS               19.3            424,000    Manufacturing         Owned
Suffolk, VA                14.0            110,000    Manufacturing         Owned
Monroeville, OH            34.7            152,000    Manufacturing         Owned
Norwich, England            5.0             96,000    Manufacturing         Owned
Woodstock, IL              13.7            170,000    Manufacturing         Owned
Streetsboro, OH            11.9            140,000    Manufacturing         Owned
Baltimore, MD               9.9            244,000    Manufacturing         Owned
Milan, Italy               11.6            125,000    Manufacturing        Leased

  We believe that our property and equipment is well-maintained, in good operating condition and adequate for our present needs.

ITEM 3.  LEGAL PROCEEDINGS

  We are party to various legal proceedings involving routine claims which are incidental to our business. Although our legal and financial liability with respect to such proceedings cannot be estimated with certainty, we believe that any ultimate liability would not be material to our financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.

                                  PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
      MATTERS

  There is no established public trading market for any class of common stock of Holding or the Company. With respect to the capital stock of Holding, as of March 14, 2003, there were 99 holders of the common stock. All of the issued and outstanding common stock of the Company is held by Holding.

DIVIDEND POLICY

  Holding has not paid cash dividends on its capital stock since the Merger. Because Holding intends to retain any earnings to provide funds for the operation and expansion of the Company's business and to repay outstanding indebtedness, Holding does not intend to pay cash dividends on its common stock in the foreseeable future. Furthermore, as a holding company with no independent operations, the ability of Holding to pay cash dividends will be dependent on the receipt of dividends or other payments from the Company. Under the terms of the Indenture dated as of July 22, 2002 (the "2002 Indenture"), among the Company, Holding, all of its direct and indirect domestic subsidiaries, and U.S. Bank Trust National Association, as Trustee ("U.S. Bank"), Holding and the Company have various restrictions regarding the payment of dividends on their common stock. In addition, the Company's senior credit facility contains covenants that, among other things, restricts the payment of dividends by the Company. In addition, Delaware law limits Holding's ability to pay dividends from current or historical earnings or profits or capital surplus. Any determination to pay cash dividends on common stock of the Company or Holding in the future will be at the discretion of the Board of Directors of the Company and Holding, respectively.

EQUITY COMPENSATION PLAN INFORMATION

  See Item 12 of this Form 10-K entitled "Security Ownership of Certain Beneficial Owners and Management".

ITEM 6. SELECTED FINANCIAL DATA

  The following selected financial data are derived from our consolidated financial statements. The data should be read in connection with the consolidated financial statements, related notes and other financial information included herein. Our fiscal year is a 52/53 week period ending generally on the Saturday closest to December 31. All references herein to "2002," "2001," "2000," "1999," and "1998" relate to the fiscal years ended
December 28, 2002, December 29, 2001, December 30, 2000, January 1, 2000, and January 2, 1999, respectively. For analysis purposes, the results under Holding's prior ownership ("Predecessor") have been combined with results subsequent to the Merger on July 22, 2002. Our historical consolidated financial information may not be comparable to or indicative of our future performance. For a discussion of certain factors that materially affect the comparability of the consolidated financial data or cause the data reflected herein not to be indicative of our future financial condition or results of operations, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Factors Affecting Future Results."

                                                           BPC HOLDING CORPORATION
                                     ---------------------------------------------------------------------------
                                                                  FISCAL
                                     ---------------------------------------------------------------------------
                                      COMBINED COMPANY
                                       & PREDECESSOR    PREDECESSOR    PREDECESSOR    PREDECESSOR   PREDECESSOR
                                      ---------------- -------------  -------------  ------------- -------------
                                           2002            2001           2000           1999          1998
                                                                (IN THOUSANDS OF DOLLARS)
Statement of
Operations Data:
    Net sales                            $494,303        $461,659       $408,088        $328,834     $271,830
    Cost of goods sold                    371,273         338,000        312,119         241,067      199,227
                                        ----------      ----------     ----------      ----------   ----------
    Gross profit                          123,030         123,659         95,969          87,767       72,603
    Operating expenses (a)                 77,467          70,192         65,862          54,118       44,001
                                        ----------      ----------     ----------      ----------   ----------
    Operating income                       45,563          53,467         30,107          33,649       28,602
    Other expenses (b)                        299             473            877           1,416        1,865
    Interest expense, net (c)              49,254          54,355         51,457          40,817       34,556
                                        ----------      ----------     ----------      ----------   ----------
    Loss before income taxes
    and extraordinary item                 (3,990)         (1,361)       (22,227)         (8,584)      (7,819)
    Income taxes (benefit)                  3,298             734           (142)            554         (249)
                                        ----------      ----------     ----------      ----------   ----------
    Loss before extraordinary item         (7,288)         (2,095)       (22,085)         (9,138)      (7,570)
    Extraordinary item,
    net of tax (d)                         25,328               -          1,022               -            -
                                        ----------      ----------     ----------      ----------   ----------
    Net loss                              (32,616)         (2,095)       (23,107)         (9,138)      (7,570)
    Preferred stock dividends               6,468           9,790          6,655           3,776        3,551
    Amortization of preferred
    stock discount                            574           1,024            768             292          292
                                        ----------      ----------     ----------      ----------   ----------
    Net loss attributable to
    common stockholders                  $(39,658)       $(12,909)      $(30,530)       $(13,206)    $(11,413)
                                        ==========      ==========     ==========      ==========   ==========

Balance Sheet Data (at end of year):
    Working capital                      $ 64,201        $ 19,327       $ 20,470        $ 10,527     $  4,762
    Fixed assets                          193,132         203,217        179,804         146,792      120,005
    Total assets                          760,576         446,876        413,122         340,807      255,317
    Total debt                            609,943         485,881        468,806         403,989      323,298
    Stockholders' equity (deficit)         75,163        (139,601)      (137,997)       (133,471)    (120,357)

Other Data:
    Depreciation and amortization (e)    $ 41,965        $ 50,907       $ 42,148        $ 31,795     $ 24,830
    Capital expenditures                   28,683          32,834         31,530          30,738       22,595


(a) Operating expenses include business startup and machine integration expenses of $1,353 related to recent acquisitions, plant consolidation expenses  of  $3,992  related  to  the  shutdown  and  reorganization  of facilities, $216 related to an uncompleted acquisition; and $20,987 related to the Merger during fiscal 2002; business startup and machine integration expenses of $2,690 related to recent acquisitions, and plant consolidation expenses of $2,221 related to the shutdown and reorganization of facilities during fiscal 2001; business start-up and machine integration expenses of $2,237 related to recent acquisitions, litigation expenses of $700 related to a drink cup patent, and plant consolidation expenses of $3,702 related to the shutdown and reorganization of facilities during fiscal 2000; business start-up and machine integration expenses of $3,647 related to recent acquisitions and plant consolidation expenses of $1,501 related to the shutdown and reorganization of facilities during fiscal 1999; and business start-up and machine integration expenses of $1,272 related to the businesses acquired in 1997, plant consolidation expenses of $2,370 and $191 related to the shutdown of the Anderson, South Carolina and Reno, Nevada facilities, and start-up expenses of $251 related to acquired businesses during fiscal 1998.

(b) Other expenses consist of net losses on disposal of property and equipment for the respective years.

(c) Includes non-cash interest expense of $2,476, $11,268, $18,047, $15,567 and $14,824, in fiscal 2002, 2001, 2000, 1999 and 1998, respectively.

(d) As a result of the retirement all of BPC Holding's senior secured notes and Berry Plastics' senior subordinated notes and the repayment of all amounts owed under our credit facilities in connection with the Merger, $6.6 million of existing deferred financing fees and $18.7 million of prepayment fees and related charges were charged to expense in 2002 as an extraordinary item. Extraordinary item in 2000 relates to deferred financing fees written off as a result of amending the senior credit facility.

(e)  Depreciation  and   amortization  excludes  non-cash  amortization  of
  deferred financing fees and debt premium/discount amortization which are included in interest expense.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Unless the context requires otherwise, references in this Management's Discussion and Analysis of Financial Condition and Results of Operations to "BPC Holding" or "Holding" refer to BPC Holding Corporation, references to "we," "our" or "us" refer to BPC Holding Corporation together with its consolidated subsidiaries, and references to "Berry Plastics" or the "Company" refer to Berry Plastics Corporation, a wholly owned subsidiary of BPC Holding Corporation. For analysis purposes, the results under Holding's prior ownership ("Predecessor") have been combined with results subsequent to the merger on July 22, 2002 described below. You should read the following discussion in conjunction with the consolidated financial statements of Holding and its subsidiaries and the accompanying notes thereto, which information is included elsewhere herein. This discussion contains forward-looking statements and involves numerous risks and uncertainties,  including,  but not limited  to,  those  described  in  the
"Certain Factors Affecting Future Results" section at the end of this discussion. Our actual results may differ materially from those contained in any forward-looking statements.

  On July 22, 2002, GS Berry Acquisition Corp., (the "Buyer") a newly formed entity controlled by various private equity funds affiliated with Goldman, Sachs & Co., merged (the "Merger") with and into BPC Holding, pursuant to an agreement and plan of merger, dated as of May 25, 2002. At the effective time of the Merger, (1) each share of common stock of BPC Holding issued and outstanding immediately prior to the effective time of the Merger was converted into the right to receive cash pursuant to the terms of the merger agreement, and (2) each share of common stock of the Buyer issued and outstanding immediately prior to the effective time of the Merger was converted into one share of common stock of BPC Holding. Additionally, in connection with the Merger, we retired all of BPC Holding's senior secured notes and Berry Plastics' senior subordinated notes, repaid all amounts owed under our credit facilities, redeemed all of the outstanding preferred stock of BPC Holding, entered into a new credit facility and completed an offering of new senior subordinated notes of Berry Plastics. As a result of the Merger, private equity funds affiliated with Goldman Sachs own approximately 63% of the outstanding common stock of BPC Holding, private equity funds affiliated with J.P. Morgan Chase & Co. own approximately 29% and members of our management own the remaining 8%.

CRITICAL ACCOUNTING POLICIES

  We disclose those accounting policies that we consider to be significant in determining the amounts to be utilized for communicating our consolidated financial position, results of operations and cash flows in the second note to our consolidated financial statements included elsewhere herein. Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with these principles requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results are likely to differ from these estimates, but management does not believe such differences will materially affect our financial position or results of operations. We believe that the following accounting policies are the most critical because they have the greatest impact on the presentation of our financial condition and results of operations.

ACCOUNTS RECEIVABLE. We evaluate our allowance for doubtful accounts on a quarterly basis and review any significant customers with delinquent balances to determine future collectibility. We base our determinations on legal issues (such as bankruptcy status), past history, current financial and credit agency reports, and the experience of our credit representatives. We reserve accounts that we deem to be uncollectible in the quarter in which we make the determination. We maintain additional reserves based on our historical bad debt experience. We believe, based on past history and our credit policies, that the net accounts receivable are of good quality.

MEDICAL INSURANCE. We offer our employees medical insurance that is primarily self-insured by us. As a result, we accrue a liability for known claims as well as the estimated amount of expected claims incurred but not reported. We evaluate our medical claims liability on a quarterly basis and obtain an independent actuarial analysis on an annual basis. We accrue as a liability expected claims incurred but not reported and any known claims. Based on our analysis, we believe that our recorded medical claims liability is sufficient. Our accrued liability for medical claims was $1.7 million, including reserves for expected medical claims incurred but not reported as of December 28, 2002.

WORKERS' COMPENSATION INSURANCE. Starting in fiscal 2000, we converted the majority of our facilities to a large deductible program for workers' compensation insurance. On a quarterly basis, we evaluate our liability based on third-party adjusters' independent analyses by claim. Based on our analysis, we believe that our recorded workers' compensation liability is sufficient. Our accrued liability for workers' compensation claims was $1.5 million as of December 28, 2002.

REVENUE RECOGNITION.   Revenue  from sales of products is recognized at the
time product is shipped to the customer at which time title and risk of ownership transfer to the purchaser.

  Based on a critical assessment of our accounting policies and the underlying judgments and uncertainties affecting the application of those policies, we believe that our consolidated financial statements provide a meaningful and fair perspective of BPC Holding and its consolidated subsidiaries. This is not to suggest that other risk factors such as changes in economic conditions, changes in material costs and others could not adversely impact our consolidated financial position, results of operations and cash flows in future periods.

ACQUISITIONS

  We maintain a selective and disciplined acquisition strategy, which is focused on improving our financial performance in the long-term, enhancing our market positions and expanding our product lines or, in some cases, providing us with a new or complementary product line. We have historically acquired businesses with EBITDA margins that are lower than that of our existing business, which results in a temporary decrease in our margins. We have historically achieved significant reductions in manufacturing and overhead costs of acquired companies by introducing advanced manufacturing processes, exiting low-margin businesses or product lines, reducing headcount, rationalizing facilities and machinery, applying best practices and capitalizing on economies of scale. In connection with our acquisitions, we have in the past and may in the future incur non-recurring charges related to these reductions and rationalizations.

YEAR ENDED DECEMBER 28, 2002
COMPARED TO YEAR ENDED DECEMBER 29, 2001

  NET SALES. Net sales increased 7% to $494.3 million in 2002, up $32.6 million from $461.7 million in 2001, despite an approximate 2% decrease in net selling price due to the cyclical impact of lower resin costs in the first half of 2002. Container net sales increased $16.0 million to $250.4 million of which approximately $11.5 million was attributable to the Mount Vernon acquisition. The remaining increase of $4.5 million can be primarily attributed to new retail dairy and polypropylene business. Closure net sales increased $1.5 million to $133.9 million primarily due to new business partially offset by the shedding of low margin business in the Norwich facility. Consumer products net sales increased $15.1 million to $110.0 million primarily as a result of the Pescor acquisition and increased sales from thermoformed drink cups.

  GROSS PROFIT. Gross profit decreased $0.7 million from $123.7 million, or 27% of net sales, in 2001 to $123.0 million, or 25% of net sales, in 2002. This decrease of 1% includes the combined impact of the added Pescor and Mount Vernon sales volume, the effect of net selling prices and raw material costs, acquisition integration and productivity improvement initiatives. The margin percentage of the acquired business from Mt. Vernon Plastics was, for 2002 and historically, significantly less than our overall gross margin thereby reducing the consolidated margin; however, we expect the margin percentage of this acquired business to increase as it becomes more fully integrated. We have continued to consolidate products and business of recent acquisitions to the most efficient tooling, providing customers with improved products and customer service. As part of the integration, we removed molding operations from our Fort Worth, Texas facility, which was acquired in the Pescor acquisition. Subsequently, in the fourth quarter of 2002, the Fort Worth facility was closed in our continued effort to reduce costs and provide improved customer service. The business from this location was distributed throughout our facilities. Also, significant productivity improvements were made during the year, including the addition of state-of-the-art injection molding equipment, molds and printing equipment at several of our facilities.

  OPERATING EXPENSES. Selling expenses increased $0.2 million in 2002 as a result of increased sales partially offset by continued cost reduction efforts. General and administrative expenses decreased $5.1 million in 2002 primarily as a result of decreased accrued bonus expenses and cost reduction efforts. Research and development costs increased $1.0 million to $2.9 million in 2002 primarily as a result of an increase in projects under development and legal costs associated with patents and licenses. Intangible asset amortization decreased to $2.4 million in 2002 from $12.8 million for 2001, primarily as a result of the implementation in 2002 of SFAS No. 142, which eliminates the amortization of goodwill. In connection with the Merger, the Predecessor incurred Merger related expenses of approximately $21.0 million, consisting primarily of investment banking fees, bonuses to management, non-cash modification of stock option awards, legal costs and financial and management consulting fees paid to an affiliate of the largest voting stockholder of the Predecessor. Other expenses were $5.6 million for 2002 compared to $4.9 million for 2001. Other expenses in 2002 included one-time transition expenses of $1.3 million related to recently acquired businesses, $4.1 million related to the shutdown and reorganization of facilities, and $0.2 million related to an acquisition that was not completed. Other expenses in 2001 included one-time transition expenses of $2.7 million related to recently acquired businesses and $2.2 million related to the shutdown and reorganization of facilities.

  INTEREST EXPENSE, NET. Net interest expense, including amortization of deferred financing costs, for 2002 was $49.3 million, or 10% of net sales, compared to $54.4 million, or 12% of net sales, in 2001, a decrease of $5.1 million. This decrease is primarily attributed to decreased rates of interest on borrowings. Cash interest paid in 2002 was $40.8 million as compared to $44.2 million for 2001.

  INCOME TAXES. During fiscal 2002, we recorded an expense of $3.3 million for income taxes compared to $0.7 million for fiscal 2001. We continue to operate in a net operating loss carryforward position for federal income tax purposes.

  EXTRAORDINARY ITEM. As a result of extinguishing our debt in connection with the Merger, $6.6 million of existing deferred financing fees and $18.7 million of prepayment fees and related charges were charged to expense in 2002 as an extraordinary item.

  NET LOSS.   We recorded a net loss of $32.6 million in 2002 compared to a
$2.1 million net loss in 2001 for the reasons discussed above.

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

  GROSS PROFIT. Gross profit increased $27.7 million from $96.0 million, or 24% of net sales, in 2000 to $123.7 million, or 27% of net sales, in 2001. This increase of 29% includes the combined impact of the added Poly-Seal, Capsol, and Pescor sales volume, the effect of net selling prices and raw material costs, acquisition integration, and productivity improvement initiatives. The 1% increase in net selling price was primarily the result of partially recovering raw material costs increases incurred in 2000. In addition, we have continued to consolidate the products and business of recent acquisitions to the most efficient tooling, providing customers with improved products and customer service. As part of the integration, we closed our York, Pennsylvania facility and removed remaining production from our Minneapolis, Minnesota facility, which was acquired in the Cardinal acquisition, in the fourth quarter of 2000. Also, in the fourth quarter of 2001, we removed molding operations from our Fort Worth, Texas facility which was acquired in the Pescor acquisition. The business from these locations was distributed throughout our facilities. Also, significant productivity improvements were made during the year, including the addition of state-of-the-art injection molding equipment, molds and decorating equipment at several of our facilities. Additional cost reductions have been achieved through our realignment in the third quarter of 2000 from a functional based organization to a divisional structure. This realignment has enabled us to reduce personnel costs and improve employee productivity.

  OPERATING EXPENSES. Selling expenses increased $0.4 million as a result of acquired businesses partially offset by savings from the organizational realignment in the third quarter of 2000. General and administrative expenses increased $4.1 million in 2001 primarily as a result of acquired businesses and increased accrued bonus expenses partially offset by savings from the organizational realignment in the third quarter of 2000. Research and development costs decreased $0.7 million to $1.9 million in 2001 primarily as a result of savings from the organizational realignment in the third quarter of 2000. Intangible asset amortization increased from $10.6 million in 2000 to $12.8 million for 2001, primarily as a result of the amortization of goodwill ascribed to acquired companies in 2000 and 2001. Other expenses were $4.9 million for 2001 compared to $6.6 million for 2000. Other expenses in 2001 include one-time transition expenses of $2.7 million related to recently acquired businesses and $2.2 million related to the shutdown and reorganization of facilities. Other expenses in 2000 include one-time transition expenses of $2.2 million related to recent acquisitions, $3.7 million related to the shutdown and reorganization of facilities and $0.7 million of litigation expenses related to a drink cup patent.

  INTEREST EXPENSE, NET. Net interest expense, including amortization of deferred financing costs for 2001, was $54.4 million, or 12% of net sales, compared to $51.5 million, or 13% of net sales, in 2000, an increase of $2.9 million. This increase is attributed to interest on borrowings related to the acquired businesses in 2000 and 2001 but was offset partially by principal reductions. Cash interest paid in 2001 was $44.2 million as compared to $32.8 million for 2000.

  INCOME TAXES. During fiscal 2001, we recorded an expense of $0.7 million for income taxes compared to a benefit of $0.1 million for fiscal 2000. We continue to operate in a net operating loss carryforward position for federal income tax purposes.

  EXTRAORDINARY ITEM. As a result of amending our senior credit facility, $1.0 million of deferred financing fees related to the facility was charged to expense in 2000 as an extraordinary item.

  NET LOSS. We recorded a net loss of $2.1 million in 2001 compared to a $23.1 million net loss in 2000 for the reasons stated above.

INCOME TAX MATTERS

  As of December 28, 2002, Holding has unused operating loss carryforwards of $72.3 million for federal income tax purposes which begin to expire in 2010. Alternative minimum tax credit carryforwards of approximately $3.1 million are available to Holding indefinitely to reduce future years' federal income taxes. As a result of the Merger, the amount of the carryforward which can be used in any given year will be limited to approximately $12 million.

LIQUIDITY AND CAPITAL RESOURCES

  On July 22, 2002, we entered into a credit and guaranty agreement and a related pledge security agreement with a syndicate of lenders led by Goldman Sachs Credit Partners L.P., as administrative agent (the "Credit Facility"). The Credit Facility is comprised of (1) a $330.0 million term loan, (2) a $50.0 million delayed draw term loan facility, and (3) a $100.0 million revolving credit facility. The maturity date of the term loan is July 22, 2010, and the maturity date of the revolving credit facility and delayed draw term loan facility is July 22, 2008. The term loan was funded on the closing date and the proceeds were used in connection with the Merger to pay the cash consideration payable to stockholders, the costs of prepaying Company indebtedness and the transaction costs incurred in connection therewith. Amounts available under the delayed draw term loan facility may be borrowed (but not reborrowed) during the 18-month period beginning on July 22, 2002, provided that certain financial covenants are satisfied and no default or event of default exists at the time of borrowing. Delayed draw term loans may only be made in connection with permitted acquisitions. The indebtedness under the Credit Facility is guaranteed by BPC Holding and all of its domestic subsidiaries. The obligations of Berry Plastics under the Credit Facility and the guarantees thereof are secured by substantially all of the assets of such entities. At December 28, 2002, there were no borrowings outstanding on the revolving credit facility or the delayed draw term loan facility.

  Borrowings under the Credit Facility bear interest, at our option, at either (1) the base rate, which is a rate per annum equal to the greater of the prime rate and the federal funds effective rate in effect on the date of determination plus 0.50% plus the applicable margin (the ``Base Rate Loans'') or (2) an adjusted Eurodollar Rate which is equal to the rate for Eurodollar deposits plus the applicable margin (the "Eurodollar Rate Loans"). For the term loan, the applicable margin is (1) with respect to Base Rate Loans, 2.00% per annum and (2) with respect to Eurodollar Rate Loans, 3.00% per annum. For Eurodollar Rate Loans under the delayed draw term loan facility and the revolving credit facility, the applicable margin is initially 2.75% per annum. After the end of the quarter ending March 30, 2003, the applicable margin for Eurodollar Rate Loans will range from 2.75% per annum to 2.00% per annum, depending on our leverage ratio. The applicable margin with respect to Base Rate Loans will always be 1.00% per annum less than the applicable margin for Eurodollar Rate Loans. Interest is payable quarterly for Base Rate Loans and at the end of the applicable interest period for all Eurodollar Rate Loans. The interest rate applicable to overdue payments and to outstanding amounts following an event of default under the Credit Facility is equal to the interest rate at the time of an event of default plus 2.00%. We also must pay commitment fees ranging from 0.375% per annum to 0.75% per annum on the average daily unused portion of the delayed draw term loan facility and revolving credit facility. In October 2002, pursuant to a requirement in the Credit Facility, we entered into an interest rate swap agreement with Goldman Sachs Capital Markets, L.P., which applies to $50.0 million of the term loans and protects both parties against fluctuations in interest rates. Under the interest rate swap agreement, the Eurodollar rate with respect to $50.0 million of the outstanding principal amount of the term loan will not exceed 6.75% or drop below 1.97%.

  The Credit Facility contains significant financial and operating covenants, including prohibitions on our ability to incur certain additional indebtedness or to pay dividends, and restrictions on our ability to make capital expenditures and investments and dispose of assets or consummate acquisitions. The occurrence of a default, an event of default or a material adverse effect on Berry Plastics would result in our inability to obtain further borrowings under our revolving credit facility and could also result in the acceleration of our obligations under any or all of our debt agreements, each of which could materially and adversely affect our business. We were in compliance with all of the financial and operating covenants at December 28, 2002.

  The term loan amortizes quarterly as follows: $825,000 each quarter beginning September 30, 2002 and ending June 30, 2009 and $76,725,000 each quarter beginning September 30, 2009 and ending June 30, 2010. The delayed draw term loan facility will amortize quarterly commencing March 31, 2004 based on the amounts outstanding as of that date as follows: (1) 2% per quarter in 2004, (2) 4% per quarter in 2005, (3) 6% per quarter in 2006,
(4) 8% per quarter in 2007 and (v) 10% per quarter in each of the first two quarters in 2008. Borrowings under the Credit Facility are subject to mandatory prepayment under specified circumstances, including if we meet certain cash flow thresholds, collect insurance proceeds in excess of certain thresholds, issue equity securities or debt or sell assets not in the ordinary course of business, or upon a sale or change of control of the Company. There is no required amortization of the revolving credit facility. Outstanding borrowings under the revolving credit facility may be repaid at any time, and may be reborrowed at any time prior to the maturity date which is on July 22, 2008. The revolving credit facility allows up to $15 million of letters of credit to be issued instead of borrowings under the revolving credit facility and up to $10 million of swingline loans.

  On July 22, 2002, we completed an offering of $250.0 million aggregate principal amount of 10 3/4 % Senior Subordinated Notes due 2012 (the "2002 Notes"). The net proceeds to us from the sale of the 2002 Notes, after expenses, were $239.4 million. The proceeds from the 2002 Notes were used in the financing of the Merger. The 2002 Notes mature on July 15, 2012, and interest is payable semi-annually on January 15 and July 15 of each year beginning January 15, 2003. Holding and all of our domestic subsidiaries fully, jointly, severally, and unconditionally guarantee the 2002 Notes.

  We are not required to make mandatory redemption or sinking fund payments with respect to the 2002 Notes. On or subsequent to July 15, 2007, the 2002 Notes may be redeemed at our option, in whole or in part, at redemption prices ranging from 105.375% in 2007 to 100% in 2010 and thereafter. Prior to July 15, 2005, up to 35% of the 2002 Notes may be redeemed at 110.75% of the principal amount at our option in connection with an equity offering. Upon a change in control, as defined in the indenture entered into in connection with the 2002 Notes (the "2002 Indenture"), each holder of notes will have the right to require us to repurchase all or any part of such holder's notes at a repurchase price in cash equal to 101% of the aggregate principal amount thereof plus accrued interest. The 2002 Indenture restricts our ability to incur additional debt and contains other provisions which could limit our liquidity.

  Our contractual cash obligations as of December 28, 2002 are summarized in the following table.

                                                 PAYMENTS DUE BY PERIOD AT DECEMBER 28, 2002
                                          -------------------------------------------------------
                                                TOTAL      < 1       1-3       4-5        > 5
                                                           YEAR     YEARS     YEARS      YEARS
                                          -------------------------------------------------------
  Long-term debt, excluding capital leases     $582,367   $3,800    $7,600     $7,600   $563,367
  Capital leases                                 33,101    6,416    12,437      5,559      8,689
  Operating leases                               19,221    6,925     9,186      3,110          -
  Other long-term obligations                     1,285    1,281         4          -          -
                                          -------------------------------------------------------
  Total contractual cash obliations            $635,974  $18,422   $29,227    $16,269   $572,056
                                          =======================================================


  Net cash provided by operating activities was $26.6 million in 2002 as compared to $54.3 million in 2001. This decrease of $27.7 million can be primarily attributed to expenses incurred in connection with the Merger. Net cash provided by operating activities was $36.1 million in 2000. The increase in 2001 was primarily the result of improved operating performance as our net loss plus non-cash expenses improved $21.8 million.

  Net cash used for investing activities decreased from $56.3 million in 2001 to $44.9 million in 2002 primarily as a result of the Pescor acquisition in 2001 partially offset by $12.4 million of capitalized Merger costs. Capital expenditures in 2002 were $28.6 million, a decrease of $4.2 million from $32.8 million in 2001. Capital expenditures in 2002 included investments of $1.6 million for facility renovations, production systems and offices necessary to support production operating levels throughout the company, $12.6 million for molds, $7.9 million for molding and printing machines, and $6.5 million for accessory equipment and systems. The capital expenditure budget for 2003 is expected to be $36.3 million. Net cash used for investing activities was $108.7 million in 2000 compared to the $56.3 million in 2001. This decrease can be primarily attributed to the Poly-Seal acquisition in 2000.

  Net cash provided by financing activities was $32.4 million in 2002 as compared to $0.6 million in 2001. The increase of $31.8 million can be primarily attributed to the Merger. Net cash provided by financing activities was $0.6 million in 2001 as compared to $72.0 million in 2000. The decrease of $71.4 million can be primarily attributed to reduced acquisition related activities as noted above.

  Increased working capital needs occur whenever we experience strong incremental demand or a significant rise in the cost of raw material, particularly plastic resin. However, we anticipate that our cash interest, working capital and capital expenditure requirements for 2003 will be satisfied through a combination of funds generated from operating activities and cash on hand, together with funds available under the Credit Facility. We base such belief on historical experience and the substantial funds available under the Credit Facility. However, we cannot predict our future results of operations. At December 28, 2002, our cash balance was $15.6 million, and we had unused borrowing capacity under the Credit Facility's borrowing base of $92.6 million. However, the covenants under our Credit Facility may limit our ability to make such borrowings and as of December 28, 2002, we could have borrowed $30.9 million.

CERTAIN FACTORS AFFECTING FUTURE RESULTS

WE HAVE SUBSTANTIAL DEBT AND WE MAY INCUR SUBSTANTIALLY MORE DEBT, WHICH COULD AFFECT OUR ABILITY TO MEET OUR DEBT OBLIGATIONS AND MAY OTHERWISE RESTRICT OUR ACTIVITIES.

  We have substantial debt, and we may incur substantial additional debt in the future. As of December 28, 2002, we had total indebtedness of approximately $609.9 million, excluding $7.4 million in letters of credit under our revolving credit facility and, subject to certain conditions to borrowing, $142.6 million available for future borrowings under our revolving credit facility and delayed draw term loan facility.

  Our substantial debt could have important consequences to you. For example, it could:

   * require us to dedicate a substantial portion of our cash flow to payments on our indebtedness, which would reduce the amount of cash flow available to fund working capital, capital expenditures, product development and other corporate requirements;
   * increase our vulnerability to general adverse economic and industry conditions, including changes in raw material costs;
   * limit our ability to respond to business opportunities;
   * limit our ability to borrow additional funds, which may be necessary;
     and

   * subject us to financial and other restrictive covenants, which, if we fail to comply with these covenants and our failure is not waived or cured, could result in an event of default under our debt.

TO SERVICE OUR DEBT, WE WILL REQUIRE A SIGNIFICANT AMOUNT OF CASH. OUR ABILITY TO GENERATE CASH DEPENDS ON MANY FACTORS BEYOND OUR CONTROL.

  Our ability to make payments on our debt, and to fund planned capital expenditures and research and development efforts will depend on our ability to generate cash in the future. This, to an extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors, including those described in this section, that are beyond our control. We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our new senior secured credit facilities in an amount sufficient to enable us to pay our debt, or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness, on or before maturity. We cannot assure you that we will be able to refinance any of our debt, including our new senior secured credit facilities, on commercially reasonable terms or at all.

THE AGREEMENTS GOVERNING OUR DEBT IMPOSE RESTRICTIONS ON OUR BUSINESS.

  The 2002 Indenture and the Credit Facility contain a number of covenants imposing significant restrictions on our business. These restrictions may affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities as they arise. The restrictions these covenants place on us and our restricted subsidiaries include limitations on our ability and the ability of our restricted subsidiaries to:

   *  incur indebtedness or issue preferred shares;
   * pay dividends or make distributions in respect of our capital stock or to make certain other restricted payments;
   *  create liens;
   *  agree to payment restrictions affecting our restricted subsidiaries;
   *  make acquisitions;
   * consolidate, merge, sell or lease all or substantially all of our assets;
   *  enter into transactions with our affiliates; and
   *  designate our subsidiaries as unrestricted subsidiaries.

  Our Credit Facility also requires us to meet a number of financial ratios. Our ability to comply with these agreements may be affected by events beyond our control, including prevailing economic, financial and industry conditions and are subject to the risks in this "Certain Factors Affecting Future Results" section. The breach of any of these covenants or restrictions could result in a default under the 2002 Indenture or our Credit Facility. An event of default under our debt agreements would permit some of our lenders to declare all amounts borrowed from them to be immediately due and payable. If we were unable to repay debt to our lenders, these lenders could proceed against the collateral securing that debt.

WE HAVE EXPERIENCED CONSOLIDATED NET LOSSES.

  Our net losses were $7.6 million for fiscal 1998, $9.1 million for fiscal 1999, $23.1 million for fiscal 2000, $2.1 million for fiscal 2001 and $32.6 million for fiscal 2002. Consolidated earnings have been insufficient to cover fixed charges by $7.0 million for fiscal 1998, by $7.1 million for fiscal 1999, by $20.5 million for fiscal 2000, by $0.8 million for fiscal 2001 and by $3.1 million for fiscal 2002.

WE DO NOT HAVE FIRM CONTRACTS WITH PLASTIC RESIN SUPPLIERS.

  We source plastic resin primarily from major industry suppliers such as Dow, Chevron, Nova, Equistar, Atofina, Basell and ExxonMobil. We have long-standing relationships with certain of these suppliers but have not entered into a firm supply contract with any of our resin vendors. We may not be able to arrange for other sources of resin in the event of an industry-wide general shortage of resins used by us, or a shortage or discontinuation of certain types of grades of resin purchased from one or more of our suppliers. Any such shortage may negatively impact our competitive position versus companies that are able to better or more cheaply source resin. Additionally, we may be subject to significant increases in prices that may materially impact our financial condition. We are currently experiencing rapidly increasing resin prices primarily due to the increased cost of oil and natural gas. Due to the extent and rapid nature of these increases, we cannot reasonably estimate the extent to which we will be able to successfully recover these cost increases in the short-term. If high and/or rapidly increasing resin prices continue, our revenue and/or profitability may be materially and adversely affected, both in the short-term as we attempt to pass through changes in the costs of resin to customers under current agreements and in the longer term as we negotiate new agreements.

IF MARKET CONDITIONS DO NOT PERMIT US TO PASS ON THE COST OF PLASTIC RESINS TO OUR CUSTOMERS ON A TIMELY BASIS, OR AT ALL, OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS COULD SUFFER MATERIALLY.

  To produce our products we use large quantities of plastic resins, which in fiscal 2002 cost us approximately $113.0 million, or 30% of our total cost of goods sold. Plastic resins are subject to cyclical price fluctuations, including those arising from supply shortages and changes in the prices of natural gas, crude oil and other petrochemical intermediates from which resins are produced. The instability in the world markets for oil and natural gas could materially adversely affect the prices and general availability of raw materials quickly. The resin market is currently experiencing rapidly increasing prices primarily due to the increased cost of oil and natural gas. Based on information from Plastics News, average spot prices of HDPE and PP on March 17, 2003 were $0.565 per pound and $0.44 per pound, respectively, reflecting increases of $0.17 per pound, or 43%, and $0.05 per pound, or 13%, over the respective average spot prices from December 28, 2002. Historically, we have generally been able to pass on a significant portion of the increases in resin prices to our customers over a period of time, but even in such cases there have been negative short-term impacts to our financial performance. Certain of our customers (currently fewer than 10% of our net revenues) purchase our products pursuant to fixed-price arrangements in respect of which we have at times and may continue to enter into hedging or similar arrangements. In the future, we may not be able to pass on substantially all of the increases in resin prices to our customers on a timely basis, if at all, which may have a material adverse effect on our competitive position and financial performance.

WE MAY NOT BE ABLE TO COMPETE SUCCESSFULLY AND OUR CUSTOMERS MAY NOT CONTINUE TO PURCHASE OUR PRODUCTS.

  We face intense competition in the sale of our products. We compete with multiple companies in each of our product lines, including divisions or subsidiaries of larger companies. We compete on the basis of a number of considerations, including price, service, quality, product characteristics and the ability to supply products to customers in a timely manner. Our products also compete with metal and glass, paper and other packaging materials as well as plastic packaging materials made through different manufacturing processes. Many of our product lines also compete with plastic products in other lines and segments. Many of our competitors have financial and other resources that are substantially greater than ours and may be better able than us to withstand price competition. In addition, some of our customers do and could in the future choose to manufacture the products they require for themselves. Each of our product lines faces a different competitive landscape. We may not be able to compete successfully with respect to any of the foregoing factors. Competition could result in our products losing market share or our having to reduce our prices, either of which would have a material adverse effect on our business and results of operations and financial condition. In addition, since we do not have long-term arrangements with many of our customers, these competitive factors could cause our customers to shift suppliers and/or packaging material quickly.

IN THE EVENT OF A CATASTROPHIC LOSS OF OUR KEY MANUFACTURING FACILITY, OUR BUSINESS WOULD BE ADVERSELY AFFECTED.

  Our primary manufacturing facility is in Evansville, Indiana, where we produce approximately one-third of our products. While we maintain insurance covering the facility, including business interruption insurance, a catastrophic loss of the use of all or a portion of the facility due to accident, labor issues, weather conditions, other natural disaster or otherwise, whether short or long-term, could have a material adverse effect on us.

OUR ACQUISITION STRATEGY MAY BE UNSUCCESSFUL.

  As part of our growth strategy, we plan to pursue the acquisition of other companies, assets and product lines that either complement or expand our existing business. We cannot assure you that we will be able to consummate any such transactions at all or that any future acquisitions will be able to be consummated at acceptable prices and terms. We continually evaluate potential acquisition opportunities in the ordinary course of business, including those that could be material in size and scope. Acquisitions involve a number of special risks and factors, including:

1 the focus of management's attention to the assimilation of the acquired companies and their employees and on the management of expanding operations;
2   the incorporation of acquired products into our product line;
3   the increasing demands on our operational systems;
4   adverse effects on our reported operating results; and
5 the loss of key employees and the difficulty of presenting a unified corporate image.

  We may be unable to make appropriate acquisitions because of competition for the specific acquisition. In pursuing acquisitions, we compete against other plastic product manufacturers, some of which are larger than we are and have greater financial and other resources than we have. We compete for potential acquisitions based on a number of factors, including price, terms and conditions, size and ability to offer cash, stock or other forms of consideration. Increased competition for acquisition candidates could result in fewer acquisition opportunities for us and higher acquisition prices. As a company without public equity, we may not be able to offer attractive equity to potential sellers. Additionally, our acquisition strategy may result in significant increases in our outstanding indebtedness and debt service requirements. In addition, the negotiation of potential acquisitions may require members of management to divert their time and resources away from our operations.

THE INTEGRATION OF ACQUIRED BUSINESSES MAY RESULT IN SUBSTANTIAL COSTS, DELAYS OR OTHER PROBLEMS.

  We may not be able to successfully integrate our acquisitions without substantial costs, delays or other problems. We will have to continue to expend substantial managerial, operating, financial and other resources to integrate our businesses. The costs of such integration could have a material adverse effect on our operating results and financial condition. Such costs include non-recurring acquisition costs including accounting and legal fees, investment banking fees, recognition of transaction-related obligations, plant closing and similar costs and various other acquisition-related costs. In addition, although we conduct what we believe to be a prudent level of investigation regarding the businesses we purchase, in light of the circumstances of each transaction, an unavoidable level of risk remains regarding the actual condition of these businesses. Until we actually assume operating control of such business assets and their operations, we may not be able to ascertain the actual value or understand the potential liabilities of the acquired entities and their operations. Once we acquire a business, we are faced with risks, including:

1 the possibility that it will be difficult to integrate the operations into our other operations;
2  the   possibility   that   we  have  acquired  substantial   undisclosed
   liabilities;
3 the risks of entering markets or offering services for which we have no prior experience; and
4 the potential loss of customers as a result of changes in management; and the possibility we may be unable to recruit additional managers with the necessary skills to supplement the incumbent management of the acquired business.

  We may not be successful in overcoming these risks.

WE RELY ON UNPATENTED PROPRIETARY KNOW-HOW AND TRADE SECRETS.

  In addition to relying on patent and trademark rights, we rely on unpatented proprietary know-how and trade secrets, and employ various methods, including confidentiality agreements with employees and consultants, to protect our know-how and trade secrets. However, these methods and our patents and trademarks may not afford complete protection and there can be no assurance that others will not independently develop the know-how and trade secrets or develop better production methods than us. Further, we may not be able to deter current and former employees, contractors and other parties from breaching confidentiality agreements and misappropriating proprietary information and it is possible that third parties may copy or otherwise obtain and use our information and proprietary technology without authorization or otherwise infringe on our intellectual property rights. Additionally, we have licensed, and may license in the future, patents, trademarks, trade secrets, and similar proprietary rights to and from third parties. While we attempt to ensure that our intellectual property and similar proprietary rights are protected and that the third party rights we need are licensed to us when entering into business relationships, third parties may take actions that could materially and adversely affect our rights or the value of our intellectual property, similar proprietary rights or reputation. Furthermore, no assurance can be given that claims or litigation asserting infringement of intellectual property rights will not be initiated by third parties seeking damages, the payment of royalties or licensing fees and/or an injunction against the sale of our products or that we would prevail in any litigation or be successful in preventing such judgment. In the future, we may also rely on litigation to enforce our intellectual property rights and contractual rights, and, if not successful, we may not be able to protect the value of our intellectual property. Any litigation could be protracted and costly and could have a material adverse effect on our business and results of operations regardless of its outcome. Although we believe that our intellectual property rights are sufficient to allow us to conduct our business without incurring liability to third parties, our products may infringe on the intellectual property rights of third parties and our intellectual property rights may not have the value we believe them to have.

CURRENT AND FUTURE ENVIRONMENTAL AND OTHER GOVERNMENTAL REQUIREMENTS COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION AND OUR ABILITY TO CONDUCT OUR BUSINESS.

  Certain of our operations are subject to federal, state, local and foreign environmental laws and regulations that impose limitations on the discharge of pollutants into the air and water and establish standards for the treatment, storage and disposal of solid and hazardous wastes. While we have not been required historically to make significant capital expenditures in order to comply with applicable environmental laws and regulations, we cannot predict with any certainty our future capital expenditure requirements because of continually changing compliance standards and environmental technology. Furthermore, violations or contaminated sites that we do not know about (including contamination caused by prior owners and operators of such sites) could result in additional compliance or remediation costs or other liabilities. We have limited insurance coverage for environmental liabilities and we do not anticipate increasing such coverage in the future. We may also assume significant environmental liabilities in acquisitions. In addition, federal, state and local governments could enact laws or regulations concerning environmental matters that increase the cost of producing, or otherwise adversely affect the demand for, plastic products. Legislation that would prohibit, tax or restrict the sale or use of certain types of plastic and other containers, and would require diversion of solid wastes such as packaging materials from disposal in landfills, has been or may be introduced in the U.S. Congress, in state legislatures and other legislative bodies. While container legislation has been adopted in a few jurisdictions, similar legislation has been defeated in public referenda in several states, local elections and many state and local legislative sessions. Although we believe that the laws promulgated to date have not had a material adverse effect on us, there can be no assurance that future legislation or regulation would not have a material adverse effect on us. Furthermore, a decline in consumer preference for plastic products due to environmental considerations could have a negative effect on our business.

  The Food and Drug Administration ("FDA") regulates the material content of direct-contact food containers and packages we manufacture pursuant to the Federal Food, Drug and Cosmetic Act. Furthermore, some of our products are regulated by the Consumer Product Safety Commission ("CPSC") pursuant to various federal laws, including the Consumer Product Safety Act. Both the FDA and the CPSC can require the manufacturer of defective products to repurchase or recall these products and may also impose fines or penalties on the manufacturer. Similar laws exist in some states, cities and other countries in which we sell products. In addition, laws exist in certain states restricting the sale of packaging with certain levels of heavy metals and imposing fines and penalties for noncompliance. Although we use FDA-approved resins and pigments in containers that directly contact food products and we believe our products are in material compliance with all applicable requirements, we remain subject to the risk that our products could be found to be not in compliance with these and other requirements. A recall of any of our products or any fines and penalties imposed in connection with non-compliance could have a materially adverse effect on us. See "Business -- Environmental matters and government regulation."

OUR OPERATIONS OUTSIDE OF THE UNITED STATES ARE SUBJECT TO ADDITIONAL CURRENCY EXCHANGE, POLITICAL, INVESTMENT AND OTHER RISKS.

  We currently operate two facilities outside the United States which combined for approximately 4% of our 2002 net sales. This amount may change in the future. As such we are subject to the risks associated with selling and operating in foreign countries, including devaluations and fluctuations in foreign currencies, unstable political conditions, imposition of limitations on conversion of foreign currencies into U.S. dollars and remittance of dividends and payments by foreign subsidiaries. The imposition of taxes and imposition or increase of investment and other restrictions, tariffs or quotas may also have a negative effect on our business and profitability.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

  We are exposed to market risk from changes in interest rates primarily through our Credit Facility. The Credit Facility is comprised of (1) a $330.0 million term loan, (2) a $50.0 million delayed draw term loan facility, and (3) a $100.0 million revolving credit facility. At December 28, 2002, there were no borrowings outstanding on the revolving credit facility or the delayed draw term loan facility. The net outstanding balance of the term loan at December 28, 2002 was $329.2 million. The term loan bears interest at the Eurodollar rate plus the applicable margin. Future borrowings under the Credit Facility bear interest, at our option, at either (1) the base rate, which is a rate per annum equal to the greater of the prime rate and the federal funds effective rate in effect on the date of determination plus 0.5% plus the applicable margin or (2) an adjusted Eurodollar Rate which is equal to the rate for Eurodollar deposits plus the applicable margin. We utilize interest rate instruments to reduce the impact of either increases or decreases in interest rates on its floating rate debt. Pursuant to a requirement in the Credit Facility and as a result of the current economic slowdown and corresponding interest rate reductions, we entered into an interest rate collar arrangement in October 2002 to protect $50.0 million of the outstanding variable rate term loan debt from future interest rate volatility. Under the interest rate collar agreement, the Eurodollar rate with respect to the $50.0 million of outstanding variable rate term loan debt will not exceed 6.75% or drop below 1.97%. At December 28, 2002, the Eurodollar rate applicable to the term loan was 1.63%. If the Eurodollar rate increases 0.25% and 0.5%, we estimate an annual increase in our interest expense of approximately $0.7 million and $1.4 million, respectively.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                     INDEX TO FINANCIAL STATEMENTS

Report of Independent Auditors                                          F-1

Consolidated Balance Sheets at December 28, 2002 and December
29, 2001                                                                F-2

Consolidated Statements of Operations for the periods from
July 22, 2002 to December 28, 2002 and from December 30,
2001 to July 21, 2002 and for the periods ended December 29,
2001 and December 30, 2000                                              F-4

Consolidated Statements of Changes in Stockholders' Equity
(Deficit) for the periods ended December 28, 2002, December
29, 2001, and December 30, 2000                                         F-5

Consolidated Statements of Cash Flows for the periods from
July 22, 2002 to December 28, 2002 and from December 30,
2001 to July 21, 2002 and for the periods ended December 29,
2001 and December 30, 2000                                              F-6

Notes to Consolidated Financial Statements                              F-7


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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
        FINANCIAL DISCLOSURE

       Not applicable.



                                 PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The following table sets forth certain information with respect to the executive officers, directors and certain key personnel of Holding:


      NAME                 AGE                        TITLE
----------------------    -----     ------------------------------------------
Joseph H. Gleberman(1)      45      Chairman and Director

Ira G. Boots(1)             49      President, Chief Executive Officer
                                    and Director

James M. Kratochvil         46      Executive Vice President, Chief Financial
                                    Officer, Treasurer and Secretary

R. Brent Beeler             50      Executive Vice President

William J. Herdrich         52      Executive Vice President

Bruce J. Sims               53      Executive Vice President

Christopher C. Behrens (1)  42      Director

Patrick J. Dalton(2)        34      Director

Douglas F. Londal(1)(2)     37      Director

Mathew J. Lori(2)           38      Director


(1)  Member of the Equity Compensation Committee.
(2)  Member of the Audit Committee.



  The following table sets forth certain information with respect to the executive officers, directors and certain key personnel of Berry Plastics:


       NAME                  AGE                      TITLE
----------------------      -----    -----------------------------------------
Joseph H. Gleberman(1)(3)(4)  45     Chairman and Director

Ira G. Boots(1)(4)            49     President, Chief Executive Officer
                                     and Director

James M. Kratochvil           46     Executive Vice President, Chief Financial
                                     Officer, Treasurer and Secretary

R. Brent Beeler               50     Executive Vice President and General
                                     Manager - Containers and Consumer Products

William J. Herdrich           52     Executive Vice President and General
                                     Manager - Closures

Bruce J. Sims                 53     Executive Vice President of Sales -
                                     Drink Cups

Christopher C. Behrens(1)(3)  42     Director

Patrick J. Dalton(2)(3)       34     Director

Douglas F. Londal(1)(2)(4)    37     Director

Mathew J. Lori(2)(4)          38     Director


(1)  Member of the Compensation Committee.
(2)  Member of the Audit Committee.
(3)  Member of the Finance Committee.
(4)  Member of the Corporate Development Committee.




  JOSEPH H. GLEBERMAN has been chairman of the board of directors of Holding and Berry Plastics since the closing of the Merger and has been a Managing Director at Goldman, Sachs & Co. since 1996. He serves on the Board of Directors of aaiPharma, BackWeb Technologies, IPC Acquisition Corp., and MCG Capital Corporation, as well as a number of private companies. Mr. Gleberman received his M.B.A in 1982 from Stanford University Graduate School of Business and a M.A./B.A. from Yale University in 1980.

  IRA G. BOOTS has been President and Chief Executive Officer of Holding and Berry Plastics since June 2001, and a Director of Holding and Berry Plastics since April 1992. Prior to that, Mr. Boots served as Chief Operating Officer of Berry Plastics since August 2000 and Vice President of Operations, Engineering and Product Development of the Company since April 1992. Mr. Boots was employed by Old Berry from 1984 to December 1990 as Vice President, Operations.

  JAMES M. KRATOCHVIL has been Executive Vice President, Chief Financial Officer, Secretary and Treasurer of Holding and Berry since December 1997. He formerly served as Vice President, Chief Financial Officer and Secretary of the Company since 1991, and as Treasurer of the Company since May 1996. He formerly served as Vice President, Chief Financial Officer and Secretary of Holding since 1991. Mr. Kratochvil was employed by Old Berry from 1985 to 1991 as Controller.

  R. BRENT BEELER has been an Executive Vice President of Holding since July 2002. He has been Executive Vice President and General Manager - Containers and Consumer Products of the Company since October 2002 and was Executive Vice President and General Manager - Containers since August 2000. Prior to that, Mr. Beeler was Executive Vice President, Sales and Marketing of the Company since February 1996 and Vice President, Sales and Marketing of the Company since December 1990. Mr. Beeler was employed by Old Berry from October 1988 to December 1990 as Vice President, Sales and Marketing.

  WILLIAM J. HERDRICH has been an Executive Vice President of Holding since July 2002. He has been Executive Vice President and General Manager - Closures of the Company since August 2000. From May 2000 to August 2000, Mr. Herdrich was a consultant to the Company. During the period from April 1994 to May 2000, Mr. Herdrich was President, Executive Vice President and General Manager of Poly-Seal Corporation, a Delaware Corporation that we acquired in 2000. Mr. Herdrich was employed by Seaquist Closures from 1990 to April 1994 as Executive Vice President.

  BRUCE J. SIMS has been an Executive Vice President of Holding since July 2002. He has been Executive Vice President of Sales - Drink Cups of the Company since October 2002 and was Executive Vice President and General Manager - Consumer Products of the Company since August 2000. He formerly served as Executive Vice President, Sales and Marketing, Housewares of the Company since January 1997. Prior to the acquisition of PackerWare, Mr. Sims served as President of PackerWare from March 1996 to January 1997 and as Vice President from October 1994 to March 1996. From January 1990 to October 1994 he was Vice President of the Miner Container Corporation, a national injection molder.

  CHRISTOPHER C. BEHRENS has been a Director of Holding and Berry Plastics since the closing of the Merger and has been a Partner of J.P. Morgan Partners, LLC and its predecessor, Chase Capital Partners, since 1999. Prior to joining Chase Capital Partners, Mr. Behrens served as Vice
President in Chase's Merchant Banking Group. Mr. Behrens serves on the Board of Directors of Carrizo Oil & Gas and Portola Packaging Inc. as well as a number of private companies. Mr. Behrens received a B.A. from the University of California at Berkeley and an M.A. from Columbia University.

  PATRICK J. DALTON has been a Director of Holding and Berry Plastics since the closing of the Merger and has been a Vice President at Goldman, Sachs & Co. since 2001. Prior to joining the Principal Investment Area of Goldman, Sachs & Co. in 2000, Mr. Dalton was at Chase Securities Inc. from 1997 to
2000.   He  serves  on  the Board of Directors of First Asset Management
Inc. and Waddington North America, Inc., as well as a number of private companies. Mr. Dalton received his M.B.A. in 1997 from Columbia University Graduate School of Business and a B.S. from Boston College in 1990.

  DOUGLAS F. LONDAL has been a Director of Holding and Berry Plastics since the closing of the Merger and has been a Managing Director at Goldman, Sachs & Co. since 1999. Prior to joining the Principal Investment Area of Goldman, Sachs & Co. in 1995, he worked in the Mergers & Acquisitions Department of Goldman, Sachs & Co. from 1991 to 1995. He serves on the Board of Directors of 21st Century Newspapers and Village Voice Media, LLC, as well as a number of private companies. Mr. Londal received his M.B.A in 1991 from the University of Chicago and a B.A. from the University of Michigan in 1987.

  MATHEW J. LORI has been a Director of Holding since the closing of the Merger. Mr. Lori has been a Principal with J.P. Morgan Partners, LLC and its predecessor, Chase Capital Partners, since January 1998, and prior to that, Mr. Lori had been an Associate. Mr. Lori has been on the board of Berry Plastics since 1996, and is also a director of Doane Pet Care Company and a number of private companies. Mr. Lori received an M.B.A. from Kellogg Graduate School of Management at Northwestern University in 1993.

  In connection with the Merger, BPC Holding entered into a stockholders agreement with GSCP 2000 and other private equity funds affiliated with Goldman, Sachs & Co. that, in the aggregate, own a majority of our common stock and J.P. Morgan Partners Global Investors, L.P. and other private equity funds affiliated with J.P. Morgan Chase & Co. that, in the aggregate, own approximately 29% of our common stock. Under the terms of this agreement, the parties have agreed to elect five individuals designated by the Goldman Sachs funds, one of which must be a member of our management, and two individuals designated by the J.P. Morgan funds to BPC Holding's and Berry Plastics' boards of directors. This agreement regarding the election of directors will continue in force until the occurrence of a qualified initial public offering of BPC Holding's common stock. Of the current members of the boards of directors of BPC Holding and Berry Plastics, Messrs. Gleberman, Boots, Dalton and Londal have been designated by the Goldman Sachs funds and Messrs. Behrens and Lori have been designated by the J.P. Morgan funds. The Goldman Sachs funds have the right to designate one additional individual to be elected to BPC Holding's and Berry's board of directors.

BOARD COMMITTEES

  The Board of Directors of Holding has an Audit Committee and an Equity Compensation Committee. The Audit Committee, consists of Messrs. Londal, Dalton and Lori. The Audit Committee recommends the annual appointment of auditors with whom the audit committee reviews the scope of audit and non-audit assignments and related fees, accounting principles we use in financial reporting, internal auditing procedures and the adequacy of our internal control procedures. The Equity Compensation Committee, consisting of Messrs. Gleberman, Boots, Behrens and Londal, establishes and approves equity compensation grants for our employees and consultants and administers the 2002 Stock Option Plan and the Key Employee Equity Investment Plan.

  The Board of Directors of the Company has a Compensation Committee, an Audit Committee, a Finance Committee and a Corporate Development Committee. The Compensation Committee, consisting of Messrs. Gleberman, Boots, Behrens and Londal makes recommendations concerning salaries and incentive compensation for our employees and consultants. The Audit Committee recommends the annual appointment of auditors with whom the audit committee reviews the scope of audit and non-audit assignments and related fees, accounting principles we use in financial reporting, internal auditing procedures and the adequacy of our internal control procedures. The Finance Committee, consisting of Messrs. Gleberman, Behrens and Dalton oversees our capital structure and reviews and approves significant financing decisions. The Corporate Development Committee, consisting of Messrs. Gleberman, Boots, Londal and Lori, oversees our business strategy and, in particular, reviews and recommends potential acquisition candidates.

ITEM 11.  EXECUTIVE COMPENSATION

  The following table sets forth a summary of the compensation paid by us to our Chief Executive Officer and our four other most highly compensated executive officers (collectively, the "Named Executive Officers") for services rendered in all capacities to us during fiscal 2002, 2001 and 2000.

SUMMARY COMPENSATION TABLE

                                                                              Long Term
                                       ANNUAL COMPENSATION                   COMPENSATION
                                       -------------------                   ------------
                                                                              Securities
                                    Fiscal                                    Underlying       Other
   NAME AND PRINCIPAL POSITION       Year       SALARY       BONUS (1)        OPTIONS(#)    COMPENSATION(2)
  -----------------------------    --------    --------     -----------     -------------- ----------------
  Ira G. Boots                       2002      $424,536      $1,452,018          61,814        $ 12,505
  President and Chief                2001       316,461          87,500               -          12,428
  Executive Officer                  2000       289,328         150,000               -          11,779

  James M. Kratochvil                2002      $273,400       $ 945,026          35,040         $ 9,889
  Executive Vice                     2001       231,919          64,166               -           9,198
  President, Chief                   2000       212,049         120,000               -           8,800
  Financial Officer,
  Treasurer and Secretary

  R. Brent Beeler                    2002      $298,172      $1,080,496          35,229         $ 2,590
  Executive Vice                     2001       284,251          78,750               -           3,196
  President and General              2000       257,236         135,000               -           2,879
  Manager - Containers
  and Consumer Products

  William J. Herdrich                2002      $269,222       $ 983,506           25,581        $ 4,899
  Executive Vice                     2001       258,690          62,800            2,000          3,834
  President and General              2000        99,003          18,986                -          4,691
  Manager - Closures

  Bruce J. Sims                      2002      $263,533       $ 908,435           26,412        $ 4,024
  Executive Vice                     2001       211,851          55,693                -          3,912
  President of Sales -               2000       193,055         114,000                -          3,879
  Drink Cups



(1) Amounts shown include transaction bonuses of $1,238,298, $788,298, $871,298, $803,831 and $766,298 paid to Messrs. Boots, Kratochvil,
   Beeler, Herdrich and Sims, respectively, in connection with the Merger.
(2) Amounts shown reflect contributions by the Company  under the Company's
   401(k) plan and the personal use of a company vehicle.



OPTION GRANTS IN LAST FISCAL YEAR


                             Individual Grants
                       ----------------------------
                         Number Of      % Of Total                                  Potential Realizable
                        Securities       Options                                       Value At Assumed
                        Underlying      Granted To                                     Rates Of Stock
                         Options       Employees In     Exercise   Expiration     Price Appreciation for
   NAME                 GRANTED(#)     FISCAL YEAR       PRICE($)      DATE             OptionTerm
--------------------  ------------ ----------------    ---------- ------------   ------------------------
                                                                                       5% ($)     10% ($)
                                                                                      --------   --------
Ira Boots               15,886 (1)         4.0             100       9/19/12         999,071   2,531,752
Ira Boots                7,943 (2)         2.0             100       9/19/12         499,535   1,265,876
Ira Boots               37,985 (3)         9.6             100       9/19/12               0           0
James M. Kratochvil      9,035 (1)         2.2             100       9/19/12         568,211   1,439,908
James M. Kratochvil      4,518 (2)         1.1             100       9/19/12         284,137     720,034
James M. Kratochvil     21,487 (3)         5.4             100       9/19/12               0           0
R. Brent Beeler          9,035 (1)         2.3             100       9/19/12         568,211   1,439,908
R. Brent Beeler          4,518 (2)         1.1             100       9/19/12         284,137     720,034
R. Brent Beeler         21,676 (3)         5.5             100       9/19/12               0           0
William J. Herdrich      9,035 (1)         2.3             100       9/19/12         568,211   1,439,908
William J. Herdrich      4,518 (2)         1.1             100       9/19/12         284,137     720,034
William J. Herdrich     12,028 (3)         3.0             100       9/19/12               0           0
Bruce J. Sims            9,035 (1)         2.3             100       9/19/12         568,211   1,439,908
Bruce J. Sims            4,518 (2)         1.1             100       9/19/12         284,137     720,034
Bruce J. Sims           12,859 (3)         3.3             100       9/19/12               0           0


(1)Represents options granted on September 19, 2002, which (i) have an exercise price fixed at $100 per share, which was the fair market value of a share of Holding Common Stock on the date of grant, and (ii) vest and become exerciseable over a five year period, beginning the last day of 2002 based on continued service with the Company.


(2)Represents options granted on September 19, 2002, which (i) have an exercise price fixed at $100 per share, which was the fair market value of a share of Holding Common Stock on the date of grant, and (ii) vest and become exercisable based on the achievement by BPC Holding of certain financial targets, or if such targets are not achieved, based on continued service with the Company.
(3)Represents options granted on September 19, 2002, which (i) have an exercise price which commenced at $100 per share, which was the fair market value of a share of Holding Common Stock on the date of grant and will increase at the rate of 15% per year during the term of the option, and (ii) vest and become exerciseable over a five year period, beginning the last day of 2002 based on continued service with the Company.

FISCAL YEAR-END OPTION HOLDINGS

  The following table provides information on the number of exercisable and unexercisable management stock options held by the Named Executive Officers at December 28, 2002.


                                                Number of Unexercised        Value of Unexercised
                                                      Options at               In-the-Money Options
                      Shares                       Fiscal Year-End             at Fiscal Year-End
                    Acquired on     Value     EXERCISABLE/UNEXERCISABLE     EXERCISABLE/UNEXERCISABLE
    NAME             EXERCISE      REALIZED             (#)(2)                         (1)(2)
-------------     -------------   ----------  --------------------------    -------------------------
Ira G. Boots            -           -              16,278/61,814                 $1,106,416/$0
James M. Kratochvil     -           -              10,174/35,040                    691,527/0
R. Brent Beeler         -           -              10,174/35,229                    691,527/0
William J. Herdrich     -           -               6,244/25,581                    172,397/0
Bruce J. Sims           -           -               4,058/26,412                    265,434/0

(1) None of Holding's capital stock is currently publicly traded. The values reflect management's estimate of the fair market value of the Common Stock at December 28, 2002.
(2) All options granted to management are exercisable for shares of Common Stock, par value $.01 per share, of Holding.

DIRECTOR COMPENSATION

  Directors receive no cash consideration for serving on the Board of Directors of Holding or the Company, but directors are reimbursed for out-of-pocket expenses incurred in connection with their duties as directors.

EMPLOYMENT AGREEMENTS

  The Company has employment agreements with each of Messrs. Boots, Kratochvil, Beeler, Herdrich and Sims (each, an "Employment Agreement" and, collectively, the "Employment Agreements"). The agreements for Boots, Kratochvil and Beeler expire on January 1, 2007, Herdrich's expires on December 31, 2003, and Sims' expires on January 2, 2007. The Employment
Agreements provided for fiscal 2002 base compensation of $424,536, $273,400, $298,172, $269,222 and $263,533, respectively. Salaries are subject in each case to annual adjustment at the discretion of the Compensation Committee of the Board of Directors of the Company. The Employment Agreements entitle each executive to participate in all other incentive compensation plans established for executive officers of the Company. The Company may terminate each Employment Agreement for "cause" or a "disability" (as such terms are defined in the Employment Agreements). Specifically, if any of Messrs. Boots, Kratochvil, Beeler and Sims is terminated by Berry Plastics without ``cause'' or resigns for ``good reason'' (as such terms are defined in the Employment Agreements), that individual is entitled to: (1) the greater of (a) base salary until the later of (i) July 22, 2004 or (ii) one year after termination or (b) 1/12 of 1 year's base salary for each year of employment up to 30 years (up to 24 years for Sims) by Berry Plastics or a predecessor in interest and (2) the pro rata portion of his annual bonus. If Mr. Herdrich is terminated without ``cause'' or by Berry Plastics at the end of the employment term (which is December 31, 2003), he is entitled to: (1) one-year's base salary and (2) a pro rata portion of his annual bonus. Each Employment Agreement also includes customary noncompetition, nondisclosure and nonsolicitation provisions.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

  The Company established the Compensation Committee comprised of Messrs. Gleberman, Boots, Behrens, and Londal. The annual salary and bonus paid to Messrs. Boots, Kratochvil, Beeler, Herdrich and Sims for fiscal 2002 were determined by the Compensation Committee in accordance with their respective employment agreements. All other compensation decisions with respect to officers of the Company are made by Mr. Boots pursuant to policies established in consultation with the Compensation Committee.

  Messrs. Gleberman and Londal are both Managing Directors of Goldman, Sachs & Co. Goldman, Sachs & Co. provided advisory and other services to us in connection with the Merger and acted as an initial purchaser in the offering of the 2002 Notes. Goldman, Sachs Credit Partners, L.P.
participated in and acted as joint lead arranger, joint bookrunner and administrative agent for our Credit Facility. Mr. Behrens is a partner of J.P. Morgan Partners, LLC, which is the private equity investment arm of J.P. Morgan Chase & Co. Various affiliates of J.P. Morgan provided advisory and other services to us in connection with the Merger and acted as a dealer-manager in connection with the related debt tender offers, acted as an initial purchaser in the offering of the 2002 Notes and participated in and acted as joint lead arranger, joint bookrunner and a syndication agent for our Credit Facility. See the section of this Form 10-K titled "Certain Relationships and Related Transactions" for a description of these transactions between us and various affiliates of Goldman Sachs and J.P. Morgan.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

STOCK OWNERSHIP

  All of the outstanding capital stock of the Company is owned by Holding. The following table sets forth certain information regarding the beneficial ownership of the capital stock of Holding as of March 14, 2003 with respect to (i) each person known by Holding to own beneficially more than 5% of the outstanding shares of any class of its voting capital stock, (ii) each of Holding's directors, (iii) the Named Executive Officers and (iv) all directors and executive officers of Holding as a group. Except as otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares beneficially owned. Unless otherwise indicated, the address for each stockholder is c/o Berry Plastics Corporation, 101 Oakley Street, Evansville, Indiana 47710.



                                                                                     PERCENTAGE
                                                                                         OF
                  NAME AND ADDRESS OF                                               COMMON STOCK
                   BENEFICIAL OWNER                                COMMON STOCK     OUTSTANDING*
--------------------------------------------------------------------------------------------------
GS Capital Partners 2000, L.P. (2)                                    960,705            33.9%
GS Capital Partners 2000 Offshore, L.P. (2)                           349,083            12.3
GS Capital Partners 2000 GmbH & Co. Beteiligungs KG (2)                40,155             1.4
GS Capital Partners 2000 Employee Fund, L.P. (2)                      305,057            10.8
Stone Street 2000, L.P. (2)                                            30,000             1.1
Bridge Street Special  Opportunities Fund 2000, L.P. (2)               15,000               -
Goldman Sachs Direct Investment Fund 2000, L.P. (2)                    50,000             1.8
J.P. Morgan Partners Global Investors, L.P. (3)                        99,057             3.5
J.P. Morgan Partners Global Investors (Cayman), L.P. (3)               50,277             1.8
J.P. Morgan Partners Global Investors (Cayman) II,                      5,603               -
L.P. (3)
J.P. Morgan Partners Global Investors A, L.P. (3)                      13,503               -
J.P. Morgan Partners (BHCA), L.P. (3)                                 625,112            22.1
Joseph H. Gleberman (4)                                             1,750,000            61.8
Christopher C. Behrens (5)                                            793,552            28.0
Patrick J. Dalton (6)                                               1,750,000            61.8
Douglas F. Londal (7)                                               1,750,000            61.8
Mathew J. Lori (8)                                                          -              -
Ira G. Boots                                                           59,451(9)          2.1
James M. Kratochvil                                                    35,184(10)         1.2
R. Brent Beeler                                                        35,454(11)         1.3
William J. Herdrich                                                    23,755(12)           -
Bruce J. Sims                                                          20,264(13)           -
All executive officers and directors as a group (10 persons)        2,717,660(14)        96.0

* The number of shares outstanding used in calculating the percentage for each person, group or entity listed includes the number of shares underlying options held by such person or group that were exercisable or convertible within 60 days from March 14, 2003, but excludes shares of stock underlying options held by any other person.
-  Less than one percent.
(1) The authorized capital stock of Holding consists of 5,500,000 shares of capital stock, including 5,000,000 shares of Common Stock, $.01 par value
  (the "Holding Common Stock"), and 500,000 shares of Preferred Stock, $.01 par value (the "Preferred Stock").
(2)Address is c/o Goldman, Sachs & Co., 85 Broad Street, New York, New York, 10004.
(3)Address is c/o J.P. Morgan Partners, LLC, 1221 Avenue of the Americas, New York, New York 10020.
(4)Address is c/o Goldman, Sachs & Co., 85 Broad Street, New York, New York, 10004. Represents shares owned by equity funds affiliated with Goldman, Sachs & Co. Mr. Gleberman is a Managing Director of Goldman,
   Sachs & Co.   Mr.  Gleberman  disclaims  any  beneficial ownership of the shares of Holding Common Stock held by equity funds affiliated with Goldman, Sachs & Co.
(5)Address is c/o J.P. Morgan Partners, LLC, 1221 Avenue of the Americas, New York, New York 10020. Represents shares owned by equity funds affiliated with J.P. Morgan Chase & Co. Mr. Behrens is a Partner with of J.P. Morgan Partners, which is the private equity investment arm of J.P. Morgan Chase & Co. Mr. Behrens disclaims any beneficial ownership of the shares of Holding Common Stock held by equity funds affiliated with J.P. Morgan Chase & Co.

(6) Address is c/o Goldman, Sachs & Co., 85 Broad Street, New York, New York, 10004. Represents shares owned by equity funds affiliated with Goldman, Sachs & Co. Mr. Dalton is a Vice President of Goldman, Sachs
    & Co. Mr. Dalton disclaims any beneficial ownership of the shares of Holding Common Stock held by equity funds affiliated with Goldman, Sachs & Co.
(7) Address is c/o Goldman, Sachs & Co., 85 Broad Street, New York, New York, 10004. Represents shares owned by equity funds affiliated with
    Goldman,  Sachs  &  Co.   Mr. Londal is a Managing Director of Goldman,
    Sachs & Co. Mr. Londal disclaims any beneficial ownership of the shares of Holding Common Stock held by equity funds affiliated with Goldman, Sachs & Co.
(8) Address is c/o J.P. Morgan Partners, LLC, 1221 Avenue of the Americas, New York, New York 10020.
(9) Includes options to purchase 21,666 shares of Holding Common Stock granted to Mr. Boots, exercisable within 60 days of March 14, 2003.
(10)Includes options to purchase 13,227 shares of Holding Common Stock granted to Mr. Kratochvil, exercisable within 60 days of March 14, 2003.
(11)Includes options to purchase 13,246 shares of Holding Common Stock granted to Mr. Beeler, exercisable within 60 days of March 14, 2003.
(12)Includes options to purchase 8,351 shares of Holding Common Stock granted to Mr. Herdrich, exercisable within 60 days of March 14, 2003.
(13)Includes options to purchase 6,248 shares of Holding Common Stock granted to Mr. Sims, exercisable within 60 days of March 14, 2003.
(14)Includes options to purchase 62,738 shares of Holding Common Stock granted to Executive Officers, exercisable within 60 days of March 14, 2003.

EQUITY COMPENSATION PLAN INFORMATION

  The following table provides information as of December 28, 2002 regarding shares of common stock of Holding that may be issued under our existing equity compensation plans, including the BPC Holding Corporation 2002 Stock Option Plan (the "2002 Stock Option Plan") and the BPC Holding Corporation Key Employee Equity Investment Plan (the "Employee Stock Purchase Plan").

Plan category                   Number of securities          Weighted Average          Number of securities remaining
                                 to be issued upon            exercise price of       available for future issuance under
                               exercise of outstanding        outstanding options,    equity compensation plan (excluding
Plan category                 options, warrants and rights    warrants and rights     securities referenced in column (a))
---------------------------   ----------------------------    ---------------------  -------------------------------------
                                        (a)                           (b)                        (c)
 Equity compensation plans
 approved by security holders (1)                -                             -                                 -

 Equity compensation plans
 not approved by security holders (2)      395,137 (3)                       100                            42,429
                                           -----------                                                     -------
     Total                                 395,137                           100                            42,429

(1) Does not include outstanding options to acquire 150,536 shares, at a weighted-average exercise price of $50.29 per share, that were assumed in connection with the Merger under the Amended and Restated BPC Holding Corporation 1996 Stock Option Plan (the "1996 Plan"). No future options may be granted under the 1996 Plan.
(2) Consists of the 2002 Stock Option Plan and the Employee Stock Purchase Plan. Our Board adopted the 2002 Stock Option Plan and the Employee Stock Purchase Plan in August of 2002 and we are currently in the process of seeking approval of these plans by our stockholders.
(3) Does not include shares of Holding Common Stock already purchased under the Employee Stock Purchase Plan as such shares are already reflected in the Company's outstanding shares.

1996 STOCK OPTION PLAN

  BPC Holding currently maintains the Amended and Restated BPC Holding Corporation 1996 Stock Option Plan (``1996 Option Plan'') pursuant to which nonqualified options to purchase 150,536 shares are outstanding. All outstanding options under the 1996 Option Plan are scheduled to expire on or before July 22, 2012 and no additional options will be granted under it. Option agreements issued pursuant to the 1996 Option Plan generally provide that options become vested and exercisable at a rate of 10% per year based on continued service. Additional options also vest in years during which certain financial targets are attained. Notwithstanding the vesting provisions in the option agreements, all options that were scheduled to vest prior to December 31, 2002 accelerated and became vested immediately before the Merger.

2002 STOCK OPTION PLAN

  BPC Holding has adopted a new employee stock option plan (``2002 Stock Option Plan'') pursuant to which options to acquire up to 437,566 shares of BPC Holding's common stock may be granted to its employees, directors and consultants. Options granted under the 2002 Stock Option Plan will have an exercise price per share that either (1) is fixed at the fair market value of a share of common stock on the date of grant or (2) commences at the fair market value of a share of common stock on the date of grant and increases at the rate of 15% per year during the term. Generally, options will have a ten-year term, subject to earlier expiration upon the termination of the optionholder's employment and other events. Some options granted under the plan will become vested and exercisable over a five-year period based on continued service with BPC Holding. Other options will become vested and exercisable based on the achievement by BPC Holding of certain financial targets, or if such targets are not achieved, based on continued service with BPC Holding. Upon a change in control of BPC Holding, the vesting schedule with respect to certain options may accelerate for a portion of the shares subject to such options.

EMPLOYEE STOCK PURCHASE PLAN

  BPC Holding has adopted an employee stock purchase program pursuant to which a number of employees had the opportunity to invest in BPC Holding on a leveraged basis (certain senior employees also purchased shares of BPC Holding common stock in connection with the Merger - see Item 13. "Certain Relationships and Related Transactions - Loans to Executive Officers"). Each eligible employee was permitted to purchase shares of BPC Holding common stock having an aggregate value of up to the greater of (1) 150% of the value attributable to shares of BPC Holding held by such employee immediately prior to the Merger or (2) $60,000. Employees participating in this program were permitted to finance two-thirds of their purchases of shares of BPC Holding common stock under the program with a promissory note. In the event that an employee defaults on a promissory note used to purchase such shares, BPC Holding's only recourse is to the shares of BPC Holding securing the note. In this manner, the remaining management acquired 41,628 shares in the aggregate.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

MANAGEMENT AGREEMENT WITH FIRST ATLANTIC

  Prior to the Merger, Atlantic Equity Partners International II, L.P. was our largest voting stockholder and we engaged First Atlantic Capital, Ltd. to provide certain financial and management consulting services to us. Under our management agreement with First Atlantic, First Atlantic provided us with financial advisory and management consulting services in exchange for an annual fee of $750,000 and reimbursement for out-of-pocket costs and expenses. In consideration of such services, we paid First Atlantic fees and expenses of approximately $385,000 for fiscal 2002, $756,000 for fiscal 2001, and $821,000 for fiscal 2000. Under the management agreement, we paid a fee for services rendered in connection with certain transactions equal to the lesser of (1) 1% of the total transaction value and (2) $1,250,000 for any such transaction consummated plus out-of-pocket expenses in respect of such transaction, whether or not consummated. First Atlantic received advisory fees of approximately $580,000 in May 2000 for originating, structuring and negotiating the Poly-Seal acquisition. First Atlantic received advisory fees of approximately $139,000 in March 2001 and $250,000 in June 2001 for originating, structuring and negotiating the Capsol and Pescor acquisitions, respectively.

THE MERGER

  On July 22, 2002, GS Berry Acquisition Corp., (the "Buyer") a newly formed entity controlled by various private equity funds affiliated with Goldman, Sachs & Co., merged (the "Merger") with and into BPC Holding, pursuant to an agreement and plan of merger, dated as of May 25, 2002. At the effective time of the Merger, (1) each share of common stock of BPC Holding issued and outstanding immediately prior to the effective time of the Merger was converted into the right to receive cash pursuant to the terms of the merger agreement, and (2) each share of common stock of the Buyer issued and outstanding immediately prior to the effective time of the Merger was converted into one share of common stock of BPC Holding. Additionally, in connection with the Merger, we retired all of BPC
Holding's senior secured notes and Berry Plastics' senior subordinated notes, repaid all amounts owed under our credit facilities, redeemed all of the outstanding preferred stock of BPC Holding, entered into a new credit facility and completed an offering of new senior subordinated notes of Berry Plastics. As a result of the Merger, private equity funds affiliated with Goldman Sachs own approximately 63% of the outstanding common stock of BPC Holding, private equity funds affiliated with J.P. Morgan Chase & Co. own approximately 29% and members of our management own the remaining 8%.

  ADVISORY FEES. In connection with the Merger, we paid Goldman Sachs and its affiliates a total of $8.0 million for advisory and other services, J.P. Morgan Securities Inc., an affiliate of J.P. Morgan Chase & Co., a total of $5.2 million for advisory and other services and First Atlantic Capital, Ltd., a total of $1.8 million for advisory and other services.

  SENIOR SUBORDINATED DEBT PURCHASES. In connection with the Merger, Berry Plastics sold $250 million of 10 3/4 % senior subordinated notes to various private institutional buyers. Goldman Sachs and J.P. Morgan acted as jOINT BOOK-RUNNING MANAGERS IN THE TRANSACTION AND RECEIVED FEES OF APPROXIMATELY $4.4 MILLION AND $3.2 MILLION, RESPECTIVELY, FOR SERVICES PERFORMED.

  TENDER OFFER FEES. Prior to the Merger, BPC Holding and Berry Plastics engaged in tender offer and consent solicitations to acquire their outstanding senior secured and senior subordinated notes, respectively. J.P. Morgan Securities, Inc. acted as a dealer-manager in connection with these tender offer and consent solicitations for consideration of $0.1 million.

  CREDIT FACILITY. In connection with the Merger, we entered into a senior secured credit facility with a syndicate of lenders led by Goldman Sachs Credit Partners L.P., an affiliate of Goldman Sachs, as administrative agent. The credit facility is comprised of (1) a $330.0 million term loan,
(2) a $50.0 million delayed draw term loan facility, and (3) a $100.0 million revolving credit facility. Borrowings under the credit facility bear interest, at our option, at either (1) the base rate, which is a rate per annum equal to the greater of the prime rate and the federal funds effective rate in effect on the date of determination plus 0.5% plus the applicable margin or (2) an adjusted Eurodollar rate which is equal to the rate for Eurodollar deposits plus the applicable margin. For the term loan, the applicable margin is 3.0%. For Eurodollar rate loans under the delayed draw term loan facility and the revolving credit facility, the applicable margin is initially 2.75% per annum. After the end of the quarter ending March 30, 2003, the applicable margin for Eurodollar rate loans will range from 2.75% per annum to 2.00% per annum, depending on our leverage ratio. The applicable margin with respect to base rate loans will always be 1.00% per annum less than the applicable margin for Eurodollar rate loans. Goldman Sachs Credit Partners, L.P., an affiliate of Goldman Sachs, acted as the administrative agent, joint lead arranger and joint bookrunner for the credit facility and received fees of $3.6 million in July 2002 for services provided. JP Morgan Chase Bank, an affiliate of J.P. Morgan, acted as the joint lead arranger and joint bookrunner for the credit facility for consideration of approximately $3.6. million. In October 2002, we entered into an interest rate swap agreement with Goldman Sachs Capital Markets, L.P., which applies to $50.0 million of the term loans and protects both parties against fluctuations in interest rates. Under the interest rate swap agreement, the Eurodollar rate with respect to $50.0 million of the outstanding principal amount of the term loan will not exceed 6.75% or drop below 1.97%.

STOCKHOLDERS AGREEMENT WITH MAJOR STOCKHOLDERS

  In connection with the Merger, BPC Holding entered into a stockholders' agreement with GSCP 2000 and other private equity funds affiliated with Goldman, Sachs & Co. that, in the aggregate, own a majority of our common stock and J.P. Morgan Partners (BHCA), L.P. and other private equity funds affiliated with J.P. Morgan Chase & Co. that, in the aggregate, own approximately 29% of our common stock. Under the terms of this agreement, among other things: (1) the parties have agreed to elect individuals designated by the Goldman Sachs and J.P. Morgan funds to BPC Holding's and Berry Plastics' boards of directors; (2) the Goldman Sachs and J.P. Morgan funds have the right to subscribe for a proportional share of future equity issuances by BPC Holding; (3) after July 29, 2009, the J.P. Morgan funds have the right to demand that BPC Holding cause the initial public offering of its common stock, if such an offering or other sale of BPC Holding has not occurred by such time; and (4) BPC Holding has agreed not to take specified actions, including, making certain amendments to either the certificate of incorporation or the by-laws of BPC Holding, changing independent accountants, or entering into certain affiliate transactions, without the approval of a majority of its board of directors, including at least one director designated by the J.P. Morgan funds. The stockholders agreement also contains provisions regarding transfer restrictions, rights of first offer, tag-along rights and drag-along rights related to the shares of BPC Holding common stock owned by the Goldman Sachs and J.P. Morgan funds.

STOCKHOLDERS AGREEMENT WITH MANAGEMENT

  In connection with the Merger, BPC Holding also entered into a stockholders agreement with certain members of BPC Holding's management. The stockholders agreement grants certain rights to, and imposes certain obligations on, the management stockholders who are party to the agreement, including: (1) restrictions on transfer of BPC Holding's common stock; (2) obligations to consent to a merger or consolidation of BPC Holding or a sale of BPC Holding's assets or common stock; (3) obligations to sell their shares of BPC Holding common stock back to BPC Holding in specified circumstances in connection with the termination of their employment with BPC Holding; (4) rights of first offer, (5) tag-along rights, (6) drag-along rights, (7) preemptive rights and (8) registration rights.

LOANS TO EXECUTIVE OFFICERS

  In connection with the Merger, Messrs. Boots, Kratochvil, Beeler, Herdrich and Sims together with certain other senior employees acquired shares of BPC Holding common stock pursuant to an employee stock purchase program. These employees paid for these shares with any combination of (1) shares of BPC Holding common stock that they held prior to the Merger; (2) their cash transaction bonus, if any; and (3) a promissory note. In this manner, the senior employees acquired 182,699 shares in the aggregate. Messrs. Boots, Kratochvil, Beeler, Herdrich and Sims purchased 37,785, 21,957, 22,208, 15,404, and 14,016 shares of BPC Holding common stock, respectively pursuant to this program. In connection with these purchases, Messrs. Boots, Kratochvil, Beeler, Herdrich and Sims delivered ten-year promissory notes to BPC Holding in the principal amounts of $2,518,500, $1,302,900, $1,313,400, $1,027,000 and $915,900, respectively. The promissory notes are secured by the shares purchased and such notes accrue interest which compounds semi-annually at the rate of 5.50% per year, the applicable federal rate for the notes in effect on July 16, 2002. Principal and all accrued interest is due and payable on the earlier to occur of (i) the end of the ten-year term, (ii) the ninetieth day following such executive's termination of employment due to death, "disability", "redundancy" (as such terms are defined in the 2002 Stock Option Plan) or retirement, or (iii) the thirtieth day following such executive's termination of employment for any other reason. As of March 14, 2003, a total of $2,610,661, $1,349,982, $1,360,862, $1,064,112 and $948,997,
including principal and accrued interest, was outstanding under the promissory notes for each of Messrs. Boots, Kratochvil, Beeler, Herdrich and Sims, respectively.

FUTURE RELATIONSHIPS WITH GOLDMAN SACHS AND J.P. MORGAN

  In the future, we may engage in commercial banking, investment banking or other financial advisory transactions with Goldman Sachs and its affiliates or J.P. Morgan and its affiliates. In addition, Goldman Sachs and its affiliates or J.P. Morgan and its affiliates may purchase goods and services from us from time to time in the future.

TAX SHARING AGREEMENT

  For federal income tax purposes, Berry Plastics and its domestic subsidiaries are included in the affiliated group of which Holding is the common parent and as a result, the federal taxable income and loss of Berry Plastics and its subsidiaries is included in the group consolidated tax return filed by Holding. In April 1994, Holding, Berry Plastics and certain of its subsidiaries entered into a tax sharing agreement, which was amended and restated in March 2001 (the "Tax Sharing Agreement"). Under the Tax Sharing Agreement, for fiscal 1994 and all taxable years thereafter for which the Tax Sharing Agreement remains in effect, Berry Plastics and its subsidiaries as a consolidated group are required to pay at the request of Holding an amount equal to the taxes (plus any accrued interest) that they would otherwise have to pay if they were to file separate federal, state or local income tax returns (including any amounts determined to be due as a result of a redetermination arising from an audit or otherwise of a tax liability which is attributable to them). If Berry Plastics and its subsidiaries would have been entitled to a tax refund for taxes paid previously on the basis computed as if they were to file separate returns, then under the Tax Sharing Agreement, Holding is required to pay at the request of Berry Plastics and its subsidiaries an amount equal to such tax refund. If, however, Berry Plastics and its subsidiaries would have reported a tax loss if they were to file separate returns, then Holding intends, but is not obligated under the Tax Sharing Agreement, to pay to Berry Plastics and its subsidiaries an amount equal to the tax benefit that is realized by Holding as a result of such separate loss. Under the Tax Sharing Agreement any such payments to be made by Holding to Berry Plastics or any of its subsidiaries on account of a tax loss are within the sole discretion of Holding. Berry Plastics and its subsidiaries made payments of $8.5 million each to Holding in December 2001 and June 2002 under this tax sharing agreement.

ITEM 14.    CONTROLS AND PROCEDURES

  (a) Evaluation of disclosure controls and procedures.

     As required by new Rule 13a-15 under the Securities Exchange Act of 1934, within the 90 days prior to the date of this report, we carried out an evaluation under the supervision and with the participation of our management team, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. In connection with the new rules, we currently are in the process of further reviewing and documenting our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

  (b)     Changes in internal controls.

     None

                                  PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

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

          (b) Reports on Form 8-K

          None.

                      REPORT OF INDEPENDENT AUDITORS

The Stockholders and Board of Directors
BPC Holding Corporation

We have audited the accompanying consolidated balance sheets of BPC Holding Corporation (Holding) as of December 28, 2002 (Company), and December 29, 2001 (Predecessor), and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for the periods from July 22, 2002 to December 28, 2002 (Company), December 30, 2001 to July 21, 2002 (Predecessor), and each of the two years in the period ended December 29, 2001 (Predecessor). Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of Holding's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of BPC Holding Corporation at December 28, 2002 and December 29, 2001, and the consolidated results of its operations and its cash flows for the periods from July 22, 2002 to December 28, 2002, December 30, 2001 to July 21, 2002, and each of the two years in the period ended December 29, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note  2  to  the  consolidated  financial  statements,  the
Company adopted Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" on December 30, 2001.




                                        /S/ ERNST & YOUNG LLP



Indianapolis, Indiana
February 14, 2003

                           BPC HOLDING CORPORATION
                         CONSOLIDATED BALANCE SHEETS
           (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE INFORMATION)

                                                             COMPANY       PREDECESSOR
                                                         --------------- ---------------
                                                           DECEMBER 28,    DECEMBER 29,
                                                              2002            2001
                                                         --------------- ---------------
ASSETS
Current assets:
    Cash and cash equivalents                               $  15,613       $   1,232
    Accounts receivable (less allowance for
      doubtful accounts of $1,990 at December 28, 2002         56,765          48,623
      and $2,070 at December 29, 2001)
    Inventories:
      Finished goods                                           50,002          43,048
      Raw materials and supplies                               14,730          13,009
                                                         --------------- ---------------
                                                               64,732          56,057
    Prepaid expenses and other current assets                   7,018           5,280
                                                         --------------- ---------------
Total current assets                                          144,128         111,192

Property and equipment:
    Land                                                        7,040           9,443
    Buildings and improvements                                 49,966          72,722
    Machinery, equipment and tooling                          139,486         201,357
    Construction in progress                                   12,232          22,647
                                                         --------------- ---------------
                                                              208,724         306,169
    Less accumulated depreciation                              15,592         102,952
                                                         --------------- ---------------
                                                              193,132         203,217
Intangible assets:
    Deferred financing fees, net                               20,116           8,475
    Customer relationships, net                                33,890               -
    Goodwill, net                                             336,260         119,923
    Trademarks                                                 27,048               -
    Other intangibles, net                                      5,883           1,955
                                                         --------------- ---------------
                                                              423,197         130,353

Other                                                             119           2,114
                                                         --------------- ---------------
Total assets                                                $ 760,576       $ 446,876
                                                         =============== ===============

                                                             COMPANY       PREDECESSOR
                                                         --------------- ---------------
                                                           DECEMBER 28,    DECEMBER 29,
                                                              2002            2001
                                                         --------------- ---------------
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
    Accounts payable                                        $  31,204        $  34,862
    Accrued expenses and other liabilities                      9,926            8,955
    Accrued interest                                           14,239            7,964
    Employee compensation and payroll taxes                    15,917           17,792
    Current portion of long-term debt                           8,641           22,292
                                                         --------------- ---------------
Total current liabilities                                      79,927           91,865

    Long-term debt, less current portion                      601,302          463,589
    Accrued dividends on preferred stock                            -           27,446
    Deferred income taxes                                         640              489
    Other liabilities                                           3,544            3,088
                                                         --------------- ---------------
    Total liabilities                                         685,413          586,477

Stockholders' equity (deficit):
    Preferred stock (Predecessor)                                   -           47,789
    Common stock (Predecessor)                                      -                6
    Treasury stock (Predecessor)                                    -             (405)
    Warrants (Predecessor)                                          -            9,386
    Preferred stock; $.01 par value: 500,000 shares
      authorized; 0 shares issued and outstanding                   -                -
    Common Stock; $.01 par value: 5,000,000 shares
      authorized; 2,767,879 shares issued and
      outstanding                                                  28                -
    Additional paid-in capital                                281,816           25,315
    Adjustment of the carryover basis of continuing
    stockholders                                             (196,603)               -
    Notes receivable - common stock                           (14,399)               -
    Retained earnings (deficit)                                 3,179         (220,263)
    Accumulated other comprehensive income (loss)               1,142           (1,429)
                                                         --------------- ---------------
Total stockholders' equity (deficit)                           75,163         (139,601)
                                                         --------------- ---------------
Total liabilities and stockholders' equity (deficit)        $ 760,576       $  446,876
                                                         =============== ===============

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                       BPC HOLDING CORPORATION
                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                      (IN THOUSANDS OF DOLLARS)

                                          COMPANY                           PREDECESSOR
                                      ----------------   ------------------------------------------------
                                        PERIOD FROM       PERIOD FROM         YEAR ENDED      YEAR ENDED
                                          7/22/02-          12/30/01-        DECEMBER 29,    DECEMBER 30,
                                         12/28/02            7/21/02             2001           2000
                                      ----------------  ----------------   --------------  --------------
Net sales                                 $213,626          $280,677            $461,659        $408,088
Cost of goods sold                         163,815           207,458             338,000         312,119
                                      ----------------  ----------------   --------------  --------------
Gross profit                                49,811            73,219             123,659          95,969

Operating expenses:
    Selling                                 10,129            12,080              21,996          21,630
    General and administrative               7,664            15,750              28,535          24,408
    Research and development                 1,450             1,438               1,948           2,606
    Amortization of intangibles              1,159             1,249              12,802          10,579
    Merger expenses (Predecessor)                -            20,987                   -               -
    Other expenses                           2,757             2,804               4,911           6,639
                                      ----------------  ----------------   --------------  --------------
Operating income                            26,652            18,911              53,467          30,107

Other expenses:
   Loss on disposal of property
    and equipment                                8               291                 473             877
                                      ----------------  ----------------   --------------  --------------
Income before interest and taxes            26,644            18,620              52,994          29,230

Interest:
   Expense                                 (20,887)          (28,747)            (54,397)        (51,553)
   Income                                      375                 5                  42              96
                                      ----------------  ----------------   --------------  --------------
Income (loss) before income taxes
 and extraordinary item                      6,132           (10,122)             (1,361)        (22,227)
Income taxes (benefit)                       2,953               345                 734            (142)
                                      ----------------  ----------------   --------------  --------------
Income (loss) before extraordinary item      3,179           (10,467)             (2,095)        (22,085)
Extraordinary item
 (less applicable
 income taxes of $0)                             -            25,328                   -           1,022
                                      ----------------  ----------------   --------------  --------------
Net income (loss)                            3,179           (35,795)             (2,095)        (23,107)

Preferred stock dividends                        -            (6,468)             (9,790)         (6,655)
Amortization of preferred
 stock discount                                  -              (574)             (1,024)           (768)
                                      ----------------  ----------------   --------------  --------------
Net income (loss)attributable to
 common stockholders                      $  3,179         $ (42,837)           $(12,909)       $(30,530)
                                      ================  ================   ==============  ==============

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                               BPC HOLDING CORPORATION
      CONSOLIDATED  STATEMENTS  OF  CHANGES  IN STOCKHOLDERS'  EQUITY (DEFICIT)
                              (IN THOUSANDS OF DOLLARS)



                                  COMMON        PREFERRED      TREASURY                          ADDITIONAL
                                  STOCK          STOCK           STOCK       WARRANTS    COMMON    PAID-IN
                               (PREDECESSOR)  (PREDECESSOR)  (PREDECESSOR) (PREDECESSOR) STOCK     CAPITAL
                               -------------  ------------ -------------- ------------ --------- ----------
Balance at January 1, 2000             $6        $17,093       $(256)       $  3,511    $   -     $41,559
                               -------------  ------------ -------------- ------------ --------- ----------
Net loss                                -              -           -               -        -           -
Purchase treasury stock
 from management                        -              -        (149)              -        -           -
Translation loss                        -              -           -               -        -           -
Stock-based compensation                -              -           -               -        -         905
Issuance of preferred stock             -         25,000           -               -        -           -
Issuance of private warrants            -         (5,875)          -           5,875        -           -
Accrued dividends on
 preferred stock                        -              -           -               -        -      (6,655)
Amortization of preferred
 stock discount                         -            768           -               -        -        (768)
                               -------------  ------------ -------------- ------------ --------- ----------
Balance at December 30, 2000            6         36,986        (405)          9,386        -      35,041
                               -------------  ------------ -------------- ------------ --------- ----------

Net loss                                -              -           -               -        -           -
Translation loss                        -              -           -               -        -           -
Stock-based compensation                -              -           -               -        -         796
Issuance of preferred stock             -          9,779           -               -        -           -
Issuance of common stock                -              -           -               -        -         292
Accrued dividends on
 preferred stock                        -              -           -               -        -      (9,790)
Amortization of preferred
 stock discount                         -          1,024           -               -        -      (1,024)
                               -------------  ------------ -------------- ------------ --------- ----------
Balance at December 29, 2001            6         47,789        (405)          9,386        -      25,315
                               -------------  ------------ -------------- ------------ --------- ----------

Net loss                                -              -           -               -        -           -
Translation gain                        -              -           -               -        -           -
Amortization of preferred
 stock discount                         -            574           -               -        -        (574)
Accrued dividends on
 preferred stock                        -              -           -               -        -      (6,468)
Stock-based compensation                -              -           -               -        -       1,920
Redemption of predecessor
 stock                                 (6)       (48,363)        405          (9,386)       -     (20,193)
                               -------------  ------------ -------------- ------------ --------- ----------
Balance at July 21, 2002
 (Predecessor)                          -              -           -               -        -           -
                               -------------  ------------ -------------- ------------ --------- ----------

Fair value of rolled
 stock options                          -              -           -               -        -       5,056
Issuance of common stock                -              -           -               -       28     276,760
Notes receivable
 -common stock                          -              -           -               -        -           -
Interest on notes
 receivable                             -              -           -               -        -           -
Adjustment of the
 carryover basis of
 continuing stockholders                -              -           -               -        -           -
Translation gain                        -              -           -               -        -           -
Other comprehensive
 losses                                 -              -           -               -        -           -
Net income                              -              -           -               -        -           -
                              -------------  ------------ -------------- ------------ --------- ----------
Balance at December 28, 2002      $     -          $   -       $   -             $ -    $  28    $281,816
                              =============  ============ ============== ============ ========= ==========


                                 ADJUSTMENT
                                   OF THE        NOTES                   ACCUMULATED
                                 CARRYOVER    RECEIVABLE-    RETAINED      OTHER
                                 BASIS OF       COMMON       EARNINGS   COMPREHENSIVE             COMPREHENSIVE
                                 CONTINUING      STOCK       (DEFICIT)      LOSS         TOTAL        INCOME
                                STOCKHOLDERS                                                          (LOSS)
                               -------------- ----------- ------------  ------------   ---------- --------------
Balance at January 1, 2000          $   -         $  -     $ (195,061)    $ (323)    $ (133,471)
                               -------------- ----------- ------------  ------------   ---------- --------------
Net loss                                -            -        (23,107)         -       (23,107)    $(23,107)
Purchase treasury stock
 from management                        -            -              -          -          (149)           -
Translation loss                        -            -              -       (520)         (520)        (520)
Stock-based compensation                -            -              -          -           905            -
Issuance of preferred stock             -            -              -          -        25,000            -
Issuance of private warrants            -            -              -          -             -            -
Accrued dividends on
 preferred stock                        -            -              -          -        (6,655)           -
Amortization of preferred
 stock discount                         -            -              -          -             -            -
                              -------------- ----------- ------------  ------------   ---------- --------------
Balance at December 30, 2000           -            -       (218,168)       (843)     (137,997)     (23,627)
                              -------------- ----------- ------------  ------------   ---------- ==============

Net loss                               -            -         (2,095)          -        (2,095)      (2,095)
Translation loss                       -            -              -        (586)         (586)        (586)
Stock-based compensation               -            -              -           -           796            -
Issuance of preferred stock            -            -              -           -         9,779            -
Issuance of common stock               -            -              -           -           292            -
Accrued dividends on
 preferred stock                       -            -              -           -        (9,790)           -
Amortization of preferred
 stock discount                        -            -              -           -             -            -
                              -------------- ----------- ------------  ------------   ---------- --------------
Balance at December 29, 2001           -            -       (220,263)     (1,429)     (139,601)      (2,681)
                              -------------- ----------- ------------  ------------   ---------- ==============

Net loss                              -             -        (35,795)          -       (35,795)     (35,795)
Translation gain                      -             -              -       1,429         1,429        1,429
Amortization of preferred
 stock discount                       -             -              -           -             -            -
Accrued dividends on
 preferred stock                      -             -              -           -        (6,468)           -
Stock-based compensation              -             -              -           -         1,920            -
Redemption of predecessor
 stock                                -             -        256,058           -       178,515            -
                             -------------- ----------- ------------  ------------   ---------- --------------
Balance at July 21, 2002
 (Predecessor)                        -             -              -           -             -      (34,366)
                             -------------- ----------- ------------  ------------   ---------- ==============

Fair value of rolled
 stock options                        -             -              -           -         5,056            -
Issuance of common stock              -             -              -           -       276,788            -
Notes receivable
 -common stock                        -       (14,079)             -           -       (14,079)           -
Interest on notes
 receivable                           -          (320)             -           -          (320)           -
Adjustment of the
 carryover basis of
 continuing stockholders       (196,603)            -              -           -      (196,603)           -
Translation gain                      -             -              -       2,091         2,091        2,091
Other comprehensive
 losses                               -             -              -        (949)         (949)        (949)
Net income                            -             -          3,179           -         3,179        3,179
                             -------------- ----------- ------------  ------------   ---------- --------------

Balance at December 28, 2002  $(196,603)     $(14,399)        $3,179     $ 1,142       $75,163      $ 4,321
                             ============== =========== ============  ============   ========== ==============





SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                             BPC HOLDING CORPORATION
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (IN THOUSANDS OF DOLLARS)

                                           COMPANY                        PREDECESSOR
                                      -----------------  --------------------------------------------------
                                         PERIOD FROM       PERIOD FROM       YEAR ENDED      YEAR ENDED
                                           7/22/02-          12/30/01-       DECEMBER 29,    DECEMBER 30,
                                          12/28/02           7/21/02             2001            2000
                                      -----------------  --------------------------------------------------
OPERATING ACTIVITIES
Net income (loss)                           $3,179          $(35,795)           $(2,095)       $(23,107)
Adjustments to reconcile net
 income (loss) to net cash
 provided by operating
 activities:
   Depreciation                             16,031            23,526             38,105          31,569
   Non-cash interest expense                 1,077             1,399             11,268          18,047
   Amortization of intangibles               1,159             1,249             12,802          10,579
   Non-cash compensation                         -             1,920                796             905
   Extinguishment of debt                        -            25,328                  -           1,022
   Loss on sale of property
    and equipment                                8               291                473             877
   Deferred income taxes                     2,710                 -                  -            (349)
   Changes in operating assets
    and liabilities:
       Accounts receivable, net              8,717           (15,986)            2,869          (1,475)
       Inventories                          (4,091)           (4,255)           (4,017)          7,383
       Prepaid expenses and
        other receivables                   (1,280)             (603)              (50)         (1,163)
       Other assets                           (354)            2,042            (2,000)              -
       Accounts payable and
        accrued expenses                   (11,108)           11,476            (3,803)         (8,182)
                                          ----------        ----------         ----------      ----------

Net cash provided by operating activities   16,048            10,592            54,348          36,106

INVESTING ACTIVITIES
Additions to property and equipment        (11,287)          (17,396)          (32,834)        (31,530)
Proceeds from disposal of property
 and equipment                                   8                 9                93           1,666
Transaction costs                          (12,398)                -                 -               -
Acquisitions of businesses                       -            (3,834)          (23,549)        (78,851)
                                          ----------        ----------         ----------      ----------
Net cash used for investing activities     (23,677)          (21,221)          (56,290)       (108,715)

FINANCING ACTIVITIES
Proceeds from long-term borrowings         580,000            24,492            15,606          80,032
Payments on long-term borrowings          (507,314)          (13,924)          (24,088)        (31,543)
Purchase of treasury stock
 from management                                 -                 -                 -            (149)
Proceeds from issuance of
 preferred stock and warrants                    -                 -             9,779          25,000
Proceeds from issuance of
 common stock                              260,902                 -               292               -
Redemption of predecessor stock           (290,672)                -                 -               -
Debt financing costs                       (21,103)                -            (1,009)         (1,303)
                                          ----------       ----------         ----------      ----------
Net cash provided by financing activities   21,813            10,568               580          72,037
Effect of exchange rate changes on cash      1,073              (815)              540              80
                                          ----------       ----------         ----------      ----------
Net increase (decrease) in cash
 and cash equivalents                       15,257              (876)             (822)           (492)
Cash and cash equivalents at
 beginning of period                           356             1,232             2,054           2,546
                                          ----------        ----------        ----------      ----------
Cash and cash equivalents at
 end of period                            $ 15,613            $  356           $ 1,232         $ 2,054
                                          ==========        ==========        ==========      ==========


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                          BPC HOLDING CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (IN THOUSANDS OF DOLLARS, EXCEPT AS OTHERWISE NOTED)

NOTE 1.  ORGANIZATION

BPC Holding Corporation ("Holding"), through its subsidiary Berry Plastics Corporation ("Berry" or the "Company") and its subsidiaries Berry Iowa Corporation, Berry Tri-Plas Corporation, Aerocon, Inc., PackerWare Corporation, Berry Plastics Design Corporation, Venture Packaging, Inc. and its subsidiaries Venture Packaging Midwest, Inc. and Berry Plastics Technical Services, Inc., NIM Holdings Limited and its subsidiary Berry Plastics U.K. Limited, Knight Plastics, Inc., CPI Holding Corporation and its subsidiary Cardinal Packaging, Inc., Poly-Seal Corporation, CBP Holdings, S.r.l. and its subsidiaries Capsol S.p.a. and Ociesse S.r.l., and Pescor, Inc. manufactures and markets plastic packaging products through its facilities located in Evansville, Indiana; Henderson, Nevada; Iowa Falls, Iowa; Charlotte, North Carolina; Suffolk, Virginia; Lawrence, Kansas; Monroeville, Ohio; Norwich, England; Woodstock, Illinois; Streetsboro, Ohio; Baltimore, Maryland; and Milan, Italy.

In connection with the acquisition of CPI Holding Corporation in July 1999, the Company acquired manufacturing facilities in Ontario, California and Minneapolis, Minnesota. The Ontario facility was closed in 1999, and all production was removed from the Minneapolis facility in 2000. Also in 2000, the Company closed its manufacturing facility in York, Pennsylvania. In 2002, the Company closed its Fort Worth, Texas facility, which was acquired in connection with the acquisition of Pescor Plastics, Inc. in May 2001. The business from these closed locations has been distributed throughout Berry's facilities.

Holding's fiscal year is a 52/53 week period ending generally on the Saturday closest to December 31. All references herein to "2002," "2001," and "2000," relate to the fiscal years ended December 28, 2002, December 29, 2001, and December 30, 2000, respectively. Due to the Merger (see Note
3), fiscal 2002 consists of two separate periods of December 30, 2001 to July 21, 2002 (Predecessor) and July 22, 2002 to December 28, 2002 (Company).

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

Purchases of various densities of plastic resin used in the manufacture of the Company's products aggregated approximately $113.0 million in 2002. Dow Chemical Corporation is the largest supplier (approximately 43%) of the Company's total resin material requirements. The Company also uses other suppliers such as Equistar, Atofina, Chevron, Basell, ExxonMobil, and Nova to meet its resin requirements.

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

CASH AND CASH EQUIVALENTS

All highly liquid investments with maturity of three months or less at the date of purchase are considered to be cash equivalents.

ACCOUNTS RECEIVABLE

The allowance for doubtful accounts is analyzed in detail on a quarterly basis and all significant customers with delinquent balances are reviewed to determine future collectibility. The determinations are based on legal issues (such as bankruptcy status), past history, current financial and credit agency reports, and the experience of the credit representatives. Reserves are established in the quarter in which the Company makes the determination that the account is deemed uncollectible. The Company maintains additional reserves based on its historical bad debt experience.

INVENTORIES

Inventories are valued at the lower of cost (first in, first out method) or market.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is computed primarily by the straight-line method over the estimated useful lives of the assets ranging from 15 to 25 years for buildings and improvements and two to 10 years for machinery, equipment, and tooling. Repairs and maintenance costs are charged to expense as incurred.

INTANGIBLE ASSETS

Deferred financing fees are being amortized using the straight-line method over the lives of the respective debt agreements.

Customer relationships are being amortized using the straight-line method over the estimated life of the relationships of 20 years.

The costs in excess of net assets acquired represent the excess purchase price over the fair value of the net assets acquired in the Merger (see
Note 3 below). These costs are reviewed annually for impairment pursuant to SFAS No. 142, Goodwill and Other Intangible Assets.

Trademarks are reviewed for impairment annually pursuant to SFAS No. 142.

Other intangibles, which include covenants not to compete and technology-based intangibles, are being amortized using the straight-line method over the respective lives of the agreements or estimated life of the technology ranging from one to twenty years.

LONG-LIVED ASSETS

Holding evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on expected undiscounted cash flows attributed to that asset. The amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. No impairments were recorded during 2002, 2001, or 2000.

DERIVATIVE FINANCIAL INSTRUMENTS

The Company uses an interest rate collar to manage a portion of its interest rate exposures. The instrument was entered into to manage market risk exposures and is not used for trading purposes. Management routinely reviews the effectiveness of the use of derivative instruments. The Company has recognized the interest rate collar at its fair value in the consolidated balance sheets.

FOREIGN CURRENCY TRANSLATION

Assets and liabilities of most foreign subsidiaries are translated at exchange rates in effect at the balance sheet date, and the statements of operations are translated at the average monthly exchange rates for the period. Translation gains and losses are recorded as a component of accumulated other comprehensive income (loss) in stockholders' equity. Foreign currency transaction gains and losses are included in net income
(loss).

REVENUE RECOGNITION

Revenue from sales of products is recognized at the time product is shipped to the customer, at which time title and risk of ownership transfer to the purchaser.

STOCK-BASED COMPENSATION

Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As provided for under SFAS 123, the Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees." Compensation cost for stock options, if any, is measured as the excess of the fair value of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. The fair value for options granted by Holding have been estimated at the date of grant using a Black Scholes option pricing model with the following weighted average assumptions:

                                    COMPANY                         PREDECESSOR
                               ---------------- -----------------------------------------------------
                                  PERIOD FROM        PERIOD FROM        YEAR ENDED      YEAR ENDED
                                    7/22/02-           12/30/01-        DECEMBER 29,   DECEMBER 30,
                                   12/28/02             7/21/02             2001           2000
                               ---------------- -----------------------------------------------------
                               C>
  Risk-free interest rate             4.0%              4.0%               5.5%            6.5%
  Dividend yield                      0.0%              0.0%               0.0%            0.0%
  Volatility factor                    .25               .25                .28             .20
  Expected option life                 5.0 years         5.0 years          6.5 years       6.5 years

FOR PURPOSES OF THE PRO FORMA DISCLOSURES, THE ESTIMATED FAIR VALUE OF THE STOCK OPTIONS ARE AMORTIZED TO EXPENSE OVER THE RELATED VESTING PERIOD. BECAUSE COMPENSATION EXPENSE IS RECOGNIZED OVER THE VESTING PERIOD, THE INITIAL IMPACT ON PRO FORMA NET INCOME (LOSS) MAY NOT BE REPRESENTATIVE OF COMPENSATION EXPENSE IN FUTURE YEARS, WHEN THE EFFECT OF AMORTIZATION OF MULTIPLE AWARDS WOULD BE REFLECTED IN THE CONSOLIDATED STATEMENT OF OPERATIONS. The following is a reconciliation of reported net income
(loss) to net income (loss) as if the Company used the fair value method of accounting for stock-based compensation.

                                COMPANY                          PREDECESSOR
                           ----------------- --------------------------------------------------

                              PERIOD FROM        PERIOD FROM      YEAR ENDED       YEAR ENDED
                                7/22/02-           12/30/01-      DECEMBER 29,     DECEMBER 30,
                               12/28/02             7/21/02           2001             2000
                           ----------------- --------------------------------------------------
Reported net income (loss)       $3,179          $(35,795)         $(2,095)         $(23,107)
Stock-based employee
 compensation expense
 included in reported
 income (loss), net of tax            -             1,920              796               459
Total stock-based employee
 compensation expense
 determined under fair
 value based method, for
 all awards, net of tax            (856)             (371)          (1,401)             (866)
                             -------------     -------------     ------------      -----------
Pro forma net income (loss)     $ 2,323          $(34,246)         $(2,700)         $(23,514)
                             =============     =============     ============      ===========

INCOME TAXES

The Company accounts for income taxes under the asset and liability approach, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequence of events that have been recognized in the Company's financial statements or income tax returns. Income taxes are recognized during the year in which the underlying transactions are reflected in the Consolidated Statements of Operations. Deferred taxes are provided for temporary differences between amounts of assets and liabilities as recorded for financial reporting purposes and such amounts as measured by tax laws.

COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized gains or losses on derivative financial instruments, unrealized gains or losses resulting from currency translations of foreign investments, and the adjustment to record the minimum pension liability.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

RECLASSIFICATIONS

Certain amounts in the prior year financial statements and related notes have been reclassified to conform to the current year presentation.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2001, the FASB issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. These pronouncements significantly change the accounting for business combinations, goodwill, and intangible assets. SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations and further clarifies the criteria to recognize intangible assets separately from goodwill. The requirements of SFAS No. 141 became effective for any business combination completed after June 30, 2001. SFAS No. 142 states goodwill and indefinite lived intangible assets are no longer amortized but are reviewed for impairment annually (or more frequently if impairment indicators arise). Separable intangible assets that are deemed to have a finite life will continue to be amortized over their estimated useful lives. The Company adopted the provisions of SFAS Nos. 141 and 142 as of the beginning of fiscal 2002. Application of the nonamortization provisions of SFAS No. 142 is expected to result in an increase in net income (or decrease in net loss) of approximately $10.5 million per year based on goodwill related to acquisitions prior to the adoption of the new rules. The Merger (see Note
3) has been accounted for under the purchase method of accounting, and accordingly, the purchase price has been allocated to the identifiable assets and liabilities based on estimated fair values at the acquisition date. The allocation is preliminary and is subject to change pending the finalization of expenses related to the Merger. The following table presents the results of the Company on a comparable basis:

                                COMPANY                         PREDECESSOR
                           ----------------- --------------------------------------------------
                              PERIOD FROM        PERIOD FROM      YEAR ENDED       YEAR ENDED
                                7/22/02-           12/30/01-      DECEMBER 29,     DECEMBER 30,
                               12/28/02             7/21/02           2001             2000
                           ----------------- --------------------------------------------------
Reported net income (loss)        $3,179           $(35,795)       $(2,095)          $(23,107)
Goodwill  amortization, net
 of tax                                -                  -          9,964              7,701
                             -------------     -------------     ------------      -----------
Adjusted net income (loss)        $3,179           $(35,795)        $7,869           $(15,406)
                             =============     =============     ============      ===========

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

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections (SFAS No. 145). Upon the adoption of SFAS No. 145, all gains and losses on the extinguishment of debt for periods presented in the financial statements will be classified as extraordinary items only if they meet the criteria in APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (APB No. 30). The provisions of SFAS No. 145 related to the rescission of FASB Statement No. 4 and FASB Statement No. 64 shall be applied for fiscal years beginning after May 15, 2002. As a result, the Company will reclassify the extraordinary item in the Statements of Operations to continuing operations in its 2003 financial statements. The provisions of SFAS No. 145 related to the rescission of FASB Statement No. 44, the amendment of FASB Statement No. 113 and Technical Corrections became effective as of May 15, 2002 and did not have a material impact on the Company.

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS No.146). SFAS No. 146 nullifies Emerging Issues Task Force (EITF) Issue No, 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 generally requires companies to recognize costs associated with exit activities when they are incurred rather than at the date of a commitment to an exit or disposal plan and is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company does not believe that this standard will have a material impact on its results of operations and financial position.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure (SFAS No. 148). SFAS No. 148 amends FASB Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), to provide alternative methods of transition to SFAS No. 123's fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and Accounting Principles Board (APB) Opinion No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effect of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. SFAS No. 148 is applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123 or the intrinsic value method of APB Opinion No. 25, Accounting for Stock Issued to Employees. The Company uses the intrinsic value method of accounting for stock issued to employees. See
Note 2 and Note 10 to the Consolidated Financial Statements for details related to stock-based compensation.

NOTE 3.  THE MERGER

On July 22, 2002, GS Berry Acquisition Corp., (the "Buyer") a newly formed entity controlled by various private equity funds affiliated with Goldman, Sachs & Co., merged (the "Merger") with and into BPC Holding, pursuant to an agreement and plan of merger, dated as of May 25, 2002. At the effective time of the Merger, (i) each share of common stock of BPC Holding Corporation issued and outstanding immediately prior to the effective time of the Merger was converted into the right to receive cash pursuant to the terms of the merger agreement, and (ii) each share of common stock of the Buyer issued and outstanding immediately prior to the effective time of the Merger was converted into one share of common stock of BPC Holding.

The total amount of funds required to consummate the Merger and to pay estimated fees and expenses related to the Merger, including amounts related to the repayment of indebtedness, the redemption of the outstanding preferred stock and accrued dividends, the redemption of outstanding warrants, and the payment of transaction costs incurred by Holding, were approximately $870.2 million (which includes the amount of certain indebtedness which remained outstanding and the value of certain shares of Holding common stock held by employees that were contributed to the Buyer immediately prior to the Merger). The Buyer and its affiliates own approximately 63% of the common stock of Holding. The remaining common stock of Holding is held by J.P. Morgan Partners Global Investors, L.P. and other private equity funds affiliated with J.P. Morgan Partners, LLC, the private equity investment arm of J.P. Morgan Chase & Co., which own approximately 29% of Holding's common stock and by members of Berry's management, which own the remaining 8%.

The Merger has been accounted for under the purchase method of accounting, and accordingly, the purchase price has been allocated to the identifiable assets and liabilities based on estimated fair values at the acquisition date. The allocation is preliminary and is subject to change pending the finalization of expenses related to the Merger. The Company has applied the provisions of Emerging Issues Task Force 88-16, Basis in Leveraged Buyout Transactions, whereby, the carryover equity interests of certain shareholders from the Predecessor to the Company were recorded at their Company basis. The application of these provisions reduced stockholder's equity and intangibles by $196.6 million. In connection with the Merger, the Predecessor incurred Merger related expenses of approximately $21.0 million, consisting primarily of investment banking fees, bonuses to management, non-cash modification of stock option awards, legal costs, and fees to the largest voting stockholder of the Predecessor. In addition, as a result of extinguishing debt in connection with the Merger, $6.6 million of existing deferred financing fees and $18.7 million of prepayment fees and related charges were charged to expense in 2002 as an extraordinary item. The following table summarizes the preliminary allocation of purchase price.

Purchase price                                              $  836,692
Buyer transaction costs                                         12,398
Net tangible assets acquired                                  (249,182)
Intangible assets acquired                                     (67,045)
Adjustment for carryover basis of continuing stockholders     (196,603)
                                                             -----------
Goodwill                                                       $336,260
                                                             ===========

NOTE 4.  ACQUISITIONS

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

Pro  forma  results  for 2002 have not  been  presented  as  they  do   not
differ materially from reported historical results. For 2001, pro forma net sales and pro forma net loss would have been $489,724 and $3,057, respectively. This information was calculated as if the Pescor acquisition
and  Mount  Vernon  acquisition   occurred  at the beginning of 2001.

The pro forma financial information above is presented for informational purposes only and is not necessarily indicative of the operating results that would have occurred had the acquisitions been consummated at the above dates, nor are they necessarily indicative of future operating results. Further, the information obtained on the acquired companies is based upon unaudited internal financial information and reflects only pro forma adjustments for additional interest expense and amortization of the excess of the cost over the underlying net assets acquired (amortization through December 29, 2001), net of the applicable income tax effects.

 NOTE 5.  INTANGIBLE ASSETS

Intangible assets consist of the following:

                                           COMPANY           PREDECESSOR
                                      -----------------  ------------------
                                         DECEMBER 28,        DECEMBER 29,
                                            2002                2001
                                      -----------------  ------------------
   Deferred financing fees                $  21,411          $  20,894
   Customer relationships                    34,664                  -
   Goodwill                                 336,260            146,494
   Trademarks                                27,048                  -
   Covenants not to compete and               1,656              7,376
   other
   Technology-based                           4,982                  -
   Accumulated amortization                  (2,824)           (44,411)
                                      -----------------  ------------------
                                           $423,197           $130,353
                                      =================  ==================

The changes in intangible assets are a result of the Merger and the application of SFAS No. 141 and SFAS No. 142.

Future amortization expense for definite lived intangibles at December 28, 2002 for the next five fiscal years is approximately $4.3 million, $3.8 million, $3.8 million, $3.7 million, and $3.7 million for fiscal 2003, 2004, 2005, 2006, and 2007, respectively.

NOTE 6.  LONG-TERM DEBT

Long-term debt consists of the following:

                                                COMPANY           PREDECESSOR
                                           -----------------  ------------------
                                              DECEMBER 28,        DECEMBER 29,
                                                 2002                2001
                                           -----------------  ------------------
Berry 10  3/4 % Senior Subordinated Notes       $250,000         $        -
Term loans                                       329,175             54,596
Revolving lines of credit                            692             49,053
Nevada Industrial Revenue Bonds                    2,500              3,000
Capital leases                                    27,576             18,131
Holding 12.50% Senior Secured Notes                    -            135,714
Berry 12.25% Senior Subordinated Notes                 -            125,000
Berry 11% Senior Subordinated Notes                    -             75,000
Second Lien Senior Credit Facility                     -             25,000
Debt premium, net                                      -                387
                                           -----------------  ------------------
                                                 609,943            485,881
Less current portion of long-term debt             8,641             22,292
                                           -----------------  ------------------
                                                $601,302           $463,589
                                           =================  ==================

BERRY 10  3/4 % SENIOR SUBORDINATED NOTES

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

Berry is not required to make mandatory redemption or sinking fund payments with respect to the 2002 Notes. On or subsequent to July 15, 2007, the 2002 Notes may be redeemed at the option of Berry, in whole or in part, at redemption prices ranging from 105.375% in 2007 to 100% in 2010 and thereafter. Prior to July 15, 2005, up to 35% of the 2002 Notes may be redeemed at 110.75% of the principal amount at the option of Berry in connection with an equity offering. Upon a change in control, as defined in the indenture entered into in connection with the 2002 Notes (the "2002 Indenture"), each holder of notes will have the right to require Berry to repurchase all or any part of such holder's notes at a repurchase price in cash equal to 101% of the aggregate principal amount thereof plus accrued interest.

CREDIT FACILITY

In connection with the Merger, the Company entered into a credit and guaranty agreement and a related pledge security agreement with a syndicate of lenders led by Goldman Sachs Credit Partners L.P., as administrative agent (the "Credit Facility"). The Credit Facility provides (i) a $330.0 million term loan, (ii) a $50.0 million delayed draw term loan facility, and (iii) a $100.0 million revolving credit facility. The maturity date of the term loan is July 22, 2010, and the maturity date of the revolving credit facility is July 22, 2008. The indebtedness under the Credit Facility is guaranteed by Holding and all of its domestic subsidiaries. The obligations of the Company and the subsidiaries under the Credit Facility and the guarantees thereof are secured by substantially all of the assets of such entities.

The Credit Facility contains significant financial and operating covenants, including prohibitions on the ability to incur certain additional indebtedness or to pay dividends, and restrictions on the ability to make capital expenditures. Amounts available under the delayed draw term loan facility may be borrowed in connection with permitted acquisitions (but not reborrowed) during the 18-month period that began on July 22, 2002, subject to certain conditions. The Credit Facility also contains borrowing conditions and customary events of default, including nonpayment of principal or interest, violation of covenants, inaccuracy of representations and warranties, cross-defaults to other indebtedness, bankruptcy and other insolvency events (other than in the case of certain foreign subsidiaries). The Company was in compliance with all the financial and operating covenants at December 28, 2002. The term loan amortizes quarterly as follows: $825,000 each quarter beginning September 30, 2002 and ending June 30, 2009 and $76,725,000 each quarter beginning September 30, 2009 and ending June 30, 2010. The delayed draw term loan facility will amortize quarterly commencing March 31, 2004 based on the amounts outstanding as of that date as follows: (i) 2% per quarter in 2004, (ii) 4% per quarter in 2005, (iii) 6% per quarter in 2006, (iv) 8% per quarter in 2007 and (v) 10% per quarter in each of the first two quarters in 2008.

Borrowings under the Credit Facility bear interest, at the Company's option, at either (i) a base rate (equal to the greater of the prime rate and the federal funds rate plus 0.5%) plus the applicable margin (the ``Base Rate Loans'') or (ii) an adjusted eurodollar LIBOR (adjusted for reserves) plus the applicable margin (the ``Eurodollar Rate Loans''). With respect to the term loan, the ``applicable margin'' is (i) with respect to Base Rate Loans, 2.00% per annum and (ii) with respect to Eurodollar Rate Loans, 3.00% per annum (4.6% at December 28, 2002). With respect to the delayed draw term loan facility and the revolving credit facility, the ``applicable margin'' is, with respect to Eurodollar Rate Loans, initially 2.75% per annum. After the end of the quarter ending March 30, 2003, the ``applicable margin'' with respect to Eurodollar Rate Loans will be subject to a pricing grid which ranges from 2.75% per annum to 2.00% per annum, depending on the leverage ratio. The ``applicable margin'' with respect to Base Rate Loans will always be 1.00% per annum less than the ``applicable margin'' for Eurodollar Rate Loans. In October 2002, Berry entered into an interest rate collar arrangement to protect $50.0 million of the outstanding variable rate term loan debt from future interest rate volatility. The collar floor is set at 1.97% LIBOR (London Interbank Offering Rate) and capped at 6.75% LIBOR. The agreement is effective January 15, 2003. At December 28, 2002, shareholders' equity has been reduced by $0.6 million to adjust the agreement to fair market value. At December 28, 2002, the Company had unused borrowing capacity under the Credit Facility's revolving line of credit of $92.6 million.

NEVADA INDUSTRIAL REVENUE BONDS

The Nevada Industrial Revenue Bonds bear interest at a variable rate (1.7% at December 28, 2002 and 1.7% at December 29, 2001), require annual principal payments of $0.5 million on April 1, are collateralized by irrevocable letters of credit issued under the Credit Facility and mature in April 2007.

HOLDING 12.50% SENIOR SECURED NOTES (PREDECESSOR)

On June 18, 1996, Holding issued 12.50% Senior Secured Notes due 2006 for net proceeds, after expenses, of approximately $100.2 million. These notes were exchanged in October 1996 for the 12.50% Series B Senior Secured Notes due 2006 (the "1996 Notes"). Interest was payable semi-annually on June 15 and December 15 of each year. In addition, from December 15, 1999 until June 15, 2001, Holding paid interest, at an increased rate of 0.75% per annum, in additional 1996 Notes valued at 100% of the principal amount thereof. Holding issued an additional approximately $30.7 million ($8.4 million in 2001 and $15.3 million in 2000) aggregate principal amount of 1996 Notes in satisfaction of its interest obligation. The 1996 Notes were retired in connection with the Merger and the associated premium for early retirement and net deferred financing fees were expensed as an extraordinary item.

BERRY 12.25% SENIOR SUBORDINATED NOTES (PREDECESSOR)

On April 21, 1994, Berry completed an offering of 100,000 units consisting of $100.0 million aggregate principal amount of 12.25% Berry Plastics Corporation Senior Subordinated Notes, due 2004 (the "1994 Notes") and 100,000 warrants to purchase 1.13237 shares of the Predecessor's common stock. The net proceeds to Berry from the sale of the 1994 Notes, after expenses, were $93.0 million. On August 24, 1998, Berry completed an additional offering of $25.0 million aggregate principal amount of 12.25% Series B Senior Subordinated Notes due 2004 (the "1998 Notes"). The net proceeds to Berry from the sale of the 1998 Notes, after expenses, were $25.2 million. Interest was payable semi-annually on October 15 and April 15 of each year and commenced on October 15, 1994 and October 15, 1998 for the 1994 Notes and 1998 Notes, respectively. The 1994 Notes and 1998 Notes were retired in connection with the Merger and the associated premium paid and net deferred financing fees were expensed as an extraordinary item.

BERRY 11% SENIOR SUBORDINATED NOTES (PREDECESSOR)

On July 6, 1999, Berry completed an offering of $75.0 million aggregate principal amount of 11% Berry Plastics Corporation Senior Subordinated Notes, due 2007 (the "1999 Notes"). The net proceeds to Berry from the sale of the 1999 Notes, after expenses, were $72.0 million. Interest was payable semi-annually on January 15 and July 15 of each year and commenced on January 15, 2000. The 1999 Notes were retired in connection with the Merger and the associated premium for early retirement and net deferred financing fees were expensed as an extraordinary item.

RETIRED CREDIT FACILITY (PREDECESSOR)

The Company had a financing and security agreement (the "Retired Financing Agreement") with a syndicate of lenders led by Bank of America for a senior secured credit facility (the "Retired Credit Facility"). The Retired Financing Agreement amended the prior agreement as additional funds were made available in connection with the acquisition of Poly-Seal. The amendment resulted in an extraordinary charge in fiscal 2000 of $1.0 million of deferred financing costs associated with the Retired Financing Agreement and the prior financing agreement. As of December 29, 2001, the Retired Credit Facility provided the Company with (i) an $80.0 million revolving line of credit, subject to a borrowing base formula, (ii) a $2.2 million (using the December 29, 2001 exchange rate) revolving line of credit denominated in British Sterling in the U.K., subject to a separate borrowing base formula, (iii) a $52.6 million term loan facility, (iv) a $2.0 million (using the December 29, 2001 exchange rate) term loan facility denominated in British Sterling in the U.K. and (v) a $3.2 million standby letter of credit facility to support the Company's and its subsidiaries' obligations under the Nevada Bonds. The Retired Credit Facility matured on January 21, 2004 unless previously terminated by the Company or by the lenders upon an Event of Default as defined in the Retired Financing Agreement. The Retired Credit Facility was extinguished in connection with the Merger and the associated net deferred financing fees were expensed as an extraordinary item.

SECOND LIEN SENIOR CREDIT FACILITY (PREDECESSOR)

On July 17, 2000, Berry obtained a second lien senior credit facility from General Electric Capital Corporation for an aggregate principal amount of $25.0 million (the "Second Lien Senior Facility"), resulting in net proceeds of $24.3 million after fees and expenses. The Second Lien Credit Facility was extinguished in connection with the Merger and the associated net deferred financing fees were expensed as an extraordinary item.

OTHER

Future maturities of long-term debt are as follows: 2003, $8,641; 2004, $8,337; 2005, $8,986; 2006, $6,119; 2007, $6,493 and $571,367 thereafter.

Interest paid was $40,883, $44,171,  and $32,836, for 2002, 2001, and 2000,
respectively. Interest capitalized was $844, $589, and $1,707, for 2002, 2001, and 2000, respectively.

NOTE 7.  LEASE AND OTHER COMMITMENTS

Certain property and equipment are leased using capital and operating leases. In 2002 and 2001, Berry entered into various capital lease obligations with no immediate cash flow effect resulting in capitalized property and equipment of $21,169 and $18,737, respectively. Total capitalized lease property consists of manufacturing equipment and a building with a cost of $32,462 and $22,342 and related accumulated amortization of $4,247 and $3,442 at December 28, 2002 and December 29, 2001, respectively. Capital lease amortization is included in depreciation expense. Total rental expense from operating leases was approximately $9,761, $8,292, and $9,183 for 2002, 2001, and 2000, respectively.

Future minimum lease payments for capital leases and noncancellable operating leases with initial terms in excess of one year are as follows:

                                                     AT DECEMBER 28, 2002
                                             -------------------------------------
                                               CAPITAL LEASES     OPERATING LEASES
                                             ------------------  -----------------
    2003                                           $ 6,416            $ 6,925
    2004                                             6,333              5,280
    2005                                             6,104              3,906
    2006                                             2,839              2,386
    2007                                             2,720                724
    Thereafter                                       8,689                  -
                                             ------------------  -----------------
                                                    33,101            $19,221
                                                                 =================
    Less:  amount representing interest             (5,525)
                                             ------------------
    Present value of net minimum lease payments   $ 27,576
                                             ==================

The Company is party to various legal proceedings involving routine claims which are incidental to its business. Although the Company's legal and financial liability with respect to such proceedings cannot be estimated with certainty, the Company believes that any ultimate liability would not be material to our financial condition.

NOTE 8.  INCOME TAXES

For financial reporting purposes, income (loss) before income taxes and extraordinary item, by tax jurisdiction, is comprised of the following:

                                COMPANY                         PREDECESSOR
                           ----------------- --------------------------------------------------
                              PERIOD FROM        PERIOD FROM      YEAR ENDED       YEAR ENDED
                                7/22/02-           12/30/01-      DECEMBER 29,     DECEMBER 30,
                               12/28/02             7/21/02           2001             2000
                           ----------------- --------------------------------------------------
United States                  $  7,331          $  (8,087)        $  5,046        $ (18,506)
Foreign                          (1,199)            (2,035)          (6,407)          (3,721)
                             -------------     -------------     ------------      -----------
                               $  6,132           $(10,122)        $ (1,361)       $ (22,227)
                             =============     =============     ============      ===========


Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets and liabilities are as follows:

                                                         DECEMBER 28,    DECEMBER 29,
                                                            2002             2001
                                                         -------------   ------------
Deferred tax assets:
     Allowance for doubtful accounts                        $  583          $  654
     Inventory                                               1,517           1,422
     Compensation and benefit accruals                       2,753           2,871
     Insurance reserves                                        637             657
     Net operating loss carryforwards                       28,297          14,102
     Alternative minimum tax (AMT) credit carryforwards      3,055           3,055
     Other                                                     875               -
                                                         -------------   ------------
     Total deferred tax assets                              37,717          22,761
  Valuation allowance                                       (9,561)         (3,629)
                                                         -------------   ------------
     Deferred tax assets, net of valuation allowance        28,156          19,132
Deferred tax liabilities:
    Depreciation and amortization                           28,796          19,621
                                                         -------------   ------------
Net deferred tax liability                                  $ (640)         $ (489)
                                                         =============   ============

Income tax expense (benefit) consists of the following:

                                COMPANY                         PREDECESSOR
                           ----------------- --------------------------------------------------
                              PERIOD FROM        PERIOD FROM      YEAR ENDED       YEAR ENDED
                                7/22/02-           12/30/01-      DECEMBER 29,     DECEMBER 30,
                               12/28/02             7/21/02           2001             2000
                           ----------------- ----------------- ---------------- ---------------
Current:
  Federal                        $    -             $   -           $   154          $    -
  Foreign                            26               375               125               -
  State                             217               (30)              455              207
Deferred:
  Federal                         2,280                 -                 -                -
  Foreign                             -                 -                 -             (349)
  State                             430                 -                 -                -
                           ----------------- ----------------- ---------------- ---------------
Income tax expense (benefit)     $2,953            $  345            $  734           $ (142)
                           ================= ================= ================ ===============

Holding has unused operating loss carryforwards of approximately $72.3 million for federal and state income tax purposes which begin to expire in 2010. AMT credit carryforwards are available to Holding indefinitely to reduce future years' federal income taxes. As a result of the Merger, the amount of the carryforward which can be used in any given year will be limited to approximately $12 million.

Income taxes paid during 2002, 2001, and 2000 approximated $531, $314, and $329, respectively.

A reconciliation of income tax expense (benefit), computed at the federal statutory rate, to income tax expense (benefit), as provided for in the financial statements, is as follows:

                                COMPANY                         PREDECESSOR
                           ----------------- --------------------------------------------------
                              PERIOD FROM        PERIOD FROM      YEAR ENDED       YEAR ENDED
                                7/22/02-           12/30/01-      DECEMBER 29,     DECEMBER 30,
                               12/28/02             7/21/02           2001             2000
                           ----------------- ----------------- ---------------- ---------------
  Income tax expense
   (benefit) computed
   at statutory rate            $  2,081         $  (12,170)        $  (463)        $  (7,557)
  State income tax
   expense (benefit),
   net of federal taxes              434             (1,035)            795              (403)
  Amortization of goodwill             -                  -           2,399             2,262
  Expenses not deductible
   for income tax purposes            60              3,823              36               119
  Change in valuation
   allowance                           -              9,160          (2,978)            5,340
  Other                              378                567             945                97
                           ----------------- ----------------- ---------------- ---------------
Income tax expense (benefit)    $  2,953          $     345         $   734         $    (142)
                           ================= ================= ================ ===============


NOTE 9.  EMPLOYEE RETIREMENT PLANS

Berry sponsors a defined contribution 401(k) retirement plan covering substantially all employees. Contributions are based upon a fixed dollar amount for employees who participate and percentages of employee contributions at specified thresholds. Contribution expense for this plan was approximately $1,462, $1,349, and $1,301, for 2002, 2001, and 2000,
respectively. The Company also maintains a defined benefit pension plan covering the Poly-Seal employees under a collective bargaining agreement. At December 28, 2002, stockholders' equity has been reduced by $394 as a result of recording the minimum pension liability.

NOTE 10.  STOCKHOLDERS' EQUITY

COMMON AND PREFERRED STOCK

On July 22, 2002, GS Berry Acquisition Corp., (the "Buyer") a newly formed entity controlled by various private equity funds affiliated with Goldman, Sachs & Co., merged (the "Merger") with and into BPC Holding, pursuant to an agreement and plan of merger, dated as of May 25, 2002. At the effective time of the Merger, (i) each share of common stock of BPC Holding Corporation issued and outstanding immediately prior to the effective time of the Merger was converted into the right to receive cash pursuant to the terms of the merger agreement, and (ii) each share of common stock of the Buyer issued and outstanding immediately prior to the effective time of the Merger was converted into one share of common stock of BPC Holding.

The authorized capital stock of Holding consists of 5,500,000 shares of capital stock, including 5,000,000 shares of Common Stock, $.01 par value (the "Holding Common Stock") and 500,000 shares of Preferred Stock, $.01 par value.

NOTES RECEIVABLE FROM MANAGEMENT

In connection with the Merger, certain senior employees of BPC Holding acquired shares of BPC Holding Common Stock pursuant to an employee stock purchase program. Such employees paid for these shares with any combination of (i) shares of BPC Holding common stock that they held prior to the Merger; (ii) their cash transaction bonus, if any; and (iii) a promissory note. In addition, BPC Holding adopted an employee stock purchase program pursuant to which a number of employees had the opportunity to invest in BPC Holding on a leveraged basis. Employees participating in this program were permitted to finance two-thirds of their purchases of shares of BPC Holding common stock under the program with a promissory note. The promissory notes are secured by the shares purchased and such notes accrue interest which compounds semi-annually at rates ranging from 4.97% to 5.50% per year. Principal and all accrued interest is due and payable on the earlier to occur of (i) the end of the ten-year term, (ii) the ninetieth day following such employee's termination of employment due to death, "disability", "redundancy" (as such terms are defined in the 2002 Option Plan) or retirement, or (iii) the thirtieth day following such employee's termination of employment for any other reason. As of December 28, 2002, the Company had $14,399 in outstanding notes (principal and interest), which has been classified as a reduction to stockholders' equity in the consolidated balance sheet, due from employees under this program.

STOCK OPTION PLANS

BPC Holding maintains the Amended and Restated BPC Holding Corporation 1996 Stock Option Plan (``1996 Option Plan'') pursuant to which nonqualified options to purchase 150,536 shares are outstanding. All outstanding options under the 1996 Option Plan are scheduled to expire on July 22, 2012 and no additional options will be granted under it. Option agreements issued pursuant to the 1996 Option Plan generally provide that options become vested and exercisable at a rate of 10% per year based on continued service. Additional options also vest in years during which certain financial targets are attained. Notwithstanding the vesting provisions in the option agreements, all options that were scheduled to vest prior to December 31, 2002 accelerated and became vested immediately prior to the Merger.

BPC Holding has adopted a new employee stock option plan (``2002 Option Plan'') pursuant to which options to acquire up to 437,566 shares of BPC Holding's common stock may be granted to its employees, directors and consultants. Options granted under the 2002 Option Plan will have an exercise price per share that either (1) is fixed at the fair market value of a share of common stock on the date of grant or (2) commences at the fair market value of a share of common stock on the date of grant and increases at the rate of 15% per year during the term. Generally, options will have a ten-year term, subject to earlier expiration upon the termination of the optionholder's employment and other events. Some options granted under the plan will become vested and exercisable over a five-year period based on continued service with BPC Holding. Other options will become vested and exercisable based on the achievement by BPC Holding of certain financial targets, or if such targets are not achieved, based on continued service with BPC Holding. Upon a change in control of BPC Holding, the vesting schedule with respect to certain options may accelerate for a portion of the shares subject to such options. 395,437 options were granted in 2002 at fair market value, none of which were exercisable at December 28, 2002.

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

Information related to the 1996 Option Plan and 2002 Option Plan is as follows:

                               COMPANY          PREDECESSOR        PREDECESSOR        PREDECESSOR
                          -----------------   ----------------  -----------------  -----------------
                          DECEMBER 28, 2002    JULY 21, 2002    DECEMBER 29, 2001  DECEMBER 30, 2000
                          -----------------   ----------------  -----------------  -----------------
                                   Weighted           Weighted           Weighted           Weighted
                           Number   Average   Number   Average   Number   Average   Number   Average
                             Of    Exercise     Of    Exercise     Of    Exercise     Of    Exercise
                           Shares    Price    Shares    Price    Shares    Price    Shares    Price
                          -----------------   ----------------  -----------------  -----------------

  Options outstanding,
   beginning of period     48,218    $157     60,420    $132      60,774    $132    51,479    $107
  Options converted       102,329    (107)         -       -           -       -         -       -
  Options granted         395,137     100     15,345     277      10,975     226    16,225     226
  Options exercised             -       -    (18,134)    177      (2,713)    107         -       -
  Options canceled              -       -     (9,413)    389      (8,616)    116    (6,930)    158
                         ---------           ---------           ---------         ---------
  Options outstanding,
   end of period          545,684      86     48,218     157      60,420     155    60,774     132
                         =========           =========           =========         =========


  Option price range
   at end of period         $32 - $100         $100 - $226         $100 - $226       $100 - $226
  Options exercisable
   at end of period          120,448             38,573               39,487            34,641
  Options available for
   grant at period end        42,429                  0               13,487            15,846
  Weighted average fair value
   of options granted
   during period                $100               $389                 $226              $226


 The following table summarizes information about the options outstanding at December 28, 2002:


                                                               Weighted       Number
Range of                                   Weighted Average    Average     Exercisable
Exercise         Number Outstanding     Remaining Contractual  Exercise         at
Prices          At December 28, 2002            Life             Price    December 28, 2002
---------------------------------------------------------------------------------------------
$32 - 72              150,547                 10 years             $50          120,448
  $100                395,137                 10 years            $100                0
                      -------                                                   -------
                      545,684                                                   120,448

STOCKHOLDERS AGREEMENTS

In connection with the Merger, Holding entered into a stockholders' agreement with GSCP 2000 and other private equity funds affiliated with Goldman, Sachs & Co., which in the aggregate own a majority of the common stock, and J.P. Morgan Partners Global Investors, L.P. and other private equity funds affiliated with J.P. Morgan Securities Inc., which own approximately 29% of the common stock. GSCP 2000 and other private equity funds affiliated with Goldman, Sachs & Co., have the right to designate five members of the board of directors, one of which shall be a member of management, and J.P. Morgan Partners Global Investors, L.P. and other private equity funds affiliated with J.P. Morgan Securities Inc. have the right to designate two members of the board of directors, one of which will be designated by J.P. Morgan Partners Global Investors, L.P. The stockholders' agreement contains customary terms including terms regarding transfer restrictions, rights of first offer, tag along rights, drag along rights, preemptive rights and veto rights.

PREFERRED STOCK (PREDECESSOR)

In June 1996, for aggregate consideration of $15.0 million, Holding issued units (the "Units") comprised of Series A Senior Cumulative Exchangeable Preferred Stock, par value $.01 per share (the "Preferred Stock"), and detachable warrants to purchase shares of Predecessor's Class B Common Stock (voting and non-voting) constituting 6% of the issued and outstanding Common Stock of all classes, determined on a fully-diluted basis (the "Warrants"). Dividends accrued at a rate of 14% per annum, compounding and payable quarterly in arrears (each date of payment, a "Dividend Payment Date"). The exercise price of the Warrants was $.01 per Warrant and were exercisable immediately.

In conjunction with the acquisition of Venture Packaging, Inc. in 1997, Holding authorized and issued 200,000 shares of Series B Cumulative Preferred Stock to certain selling shareholders of Venture Packaging, Inc. The Preferred Stock had a stated value of $25 per share, and dividends accrued at a rate of 14.75% per annum. The Preferred Stock ranked junior to the Series A Preferred Stock and prior to all other capital stock of Holding. In addition, Warrants to purchase 9,924 shares of Predecessor's Class B Non-Voting Common Stock at $108 per share were issued to the same selling shareholders of Venture Packaging, Inc. Additional warrants to purchase 386 shares of Predecessor's Class B Non-Voting Common Stock at $108 per share were issued in fiscal 2000 to the same selling shareholders of Venture Packaging, Inc.

In connection with the Poly-Seal acquisition in 2000, Holding issued 1,000,000 shares of Series A-1 Preferred Stock to JPMP(SBIC) and The Northwestern Mutual Life Insurance Company (collectively, the "Purchasers"). The Series A-1 Preferred Stock had a stated value of $25 per share, and dividends accrued at a rate of 14% per annum. In addition, Warrants to purchase an aggregate of 25,997 shares of Class B Non-Voting Common Stock at $0.01 per share were issued to the Purchasers.

In connection with the Pescor acquisition on May 14, 2001, Holding issued 13,168 shares of Series C Preferred Stock, as defined below, to certain selling shareholders of Pescor. The Series C Preferred Stock was comprised of 3,063 shares of Series C-1 Preferred Stock, 1,910 shares of Series C-2 Preferred Stock, 2,135 shares of Series C-3 Preferred Stock, 3,033 shares of Series C-4 Preferred Stock, and 3,027 shares of Series C-5 Preferred Stock. The Series C Preferred Stock had stated values ranging from $639 per share to $1,024 per share, and dividends accrued at a rate of 14% per annum. In addition, the holders of the Series C Preferred had options beginning on December 31, 2001 to convert the Series C Preferred Stock to Series D Preferred Stock and Class B Nonvoting Common Stock.

All of the Predecessor's Preferred Stock was retired in connection with the Merger.

COMMON STOCK (PREDECESSOR)

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

NOTE 11.  RELATED PARTY TRANSACTIONS

Prior to the Merger, Atlantic Equity Partners International II, L.P. ("International") was our largest voting stockholder and International engaged First Atlantic Capital, Ltd. ("First Atlantic") to provide certain financial and management consulting services to the Company. Pursuant to a management agreement, First Atlantic received advisory fees of approximately $250, $139, and $580 in June 2001, March 2001, and May 2000, respectively, for originating, structuring and negotiating the acquisitions of Poly-Seal, Capsol, and Pescor, respectively. In consideration of financial advisory and management consulting services, the Company paid First Atlantic fees and expenses of $385, $756, and $821 for fiscal 2002, 2001, and 2000, respectively. In consideration of services performed in connection with the Merger, the Company paid First Atlantic fees and expenses of $1,786 in July 2002.

In connection with the Merger, the Company paid $8.0 million to entities affiliated with Goldman, Sachs & Co. and $5.2 million to J.P. Morgan Securities Inc., an affiliate of J.P. Morgan Chase & Co., for advisory and other services. Goldman Sachs and J.P. Morgan acted as jOINT BOOK-RUNNING MANAGERS IN THE ISSUANCE OF THE 2002 NOTES AND RECEIVED FEES OF APPROXIMATELY $4.4 MILLION AND $3.2 MILLION, RESPECTIVELY, FOR SERVICES PERFORMED. Goldman Sachs Credit Partners, L.P., an affiliate of Goldman Sachs, acted as the administrative agent, joint lead arranger and joint bookrunner for the Credit Facility and received fees of $3.6 million in July 2002 for services provided. JP Morgan Chase Bank, an affiliate of J.P. Morgan, acted as the joint lead arranger and joint bookrunner for the Credit Facility for consideration of approximately $3.6. million. In October 2002, the Company entered into an interest rate collar agreement with Goldman Sachs Capital Markets to protect $50.0 million of the outstanding variable rate term loan debt from future interest rate volatility. The collar floor is set at 1.97% LIBOR and capped at 6.75% LIBOR.

NOTE 12.  FAIR VALUE OF FINANCIAL INSTRUMENTS INFORMATION

Holding's and the Company's financial instruments generally consist of cash and cash equivalents and long-term debt. The carrying amounts of Holding's and the Company's financial instruments approximate fair value at December 28, 2002, except for the 2002 Notes for which the fair value exceeded the carrying value by $13.8 million.

NOTE 13.  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The accumulated balances related to each component of the other comprehensive income (loss) consist of the following:

                                                   COMPANY      	PREDECESSOR
                                              ----------------  -----------------
                                                 DECEMBER 28,      DECEMBER 29,
                                                    2002              2001
                                              ----------------  -----------------

   Currency translation                             $2,091          $ (1,429)
   Minimum pension liability adjustment               (394)                -
   Unrealized loss on interest rate collar            (555)                -
                                              ----------------  -----------------
                                                    $1,142           $(1,429)
                                              ================  =================

       NOTE 14.  OPERATING SEGMENTS

The  Company  has  three  reportable  segments: containers,  closures,  and consumer products. The Company evaluates performance and allocates resources based on operating income before depreciation and amortization of intangibles adjusted to exclude (i) Merger expenses, (ii) Holding's legal and professional expenses, (iii) drink cup patent litigation expenses, (iv) uncompleted acquisition expense, (v) acquisition integration expense, (vi) plant shutdown expense, (vii) non-cash compensation, and (iii) management fees and reimbursed expenses paid to First Atlantic ("Adjusted EBITDA"). The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

                                                                    YEAR ENDED
                                               -------------------------------------------------
                                                   COMPANY/
                                                  PREDECESSOR     PREDECESSOR     PREDECESSOR
                                               ----------------  --------------  ---------------

                                                 DECEMBER 28,     DECEMBER 29,     DECEMBER 30,
                                                    2002             2001              2000
                                               ----------------  --------------  ---------------
Net sales:
  Containers                                        $ 250,423        $ 234,441       $ 231,209
  Closures                                            133,892          132,384         112,202
  Consumer Products                                   109,988           94,834          64,677
Adjusted EBITDA:
  Containers                                           67,079           63,997          47,578
  Closures                                             30,555           28,444          23,646
  Consumer Products                                    16,773           18,411           9,167
Total assets:
  Containers                                          359,635          204,001         188,129
  Closures                                            229,962          158,009         178,768
  Consumer Products                                   170,979           84,866          45,225
Total  cost over net assets acquired,
net:
  Containers                                          170,892           61,048          65,443
  Closures                                             87,066           39,682          44,507
  Consumer Products                                    78,302           19,193           4,740
 Reconciliation of Adjusted EBITDA to
 loss before income taxes and extraordinary item:
    Adjusted EBITDA for reportable segments        $  114,407       $  110,852       $  80,391
    Net interest expense                              (49,254)         (54,355)        (51,457)
    Depreciation                                      (39,557)         (38,105)        (31,569)
    Amortization                                       (2,408)         (12,802)        (10,579)
    Loss  on disposal of property and equipment          (299)            (473)           (877)
    Merger expenses                                   (20,987)               -               -
    Holding's  legal and professional expense               -             (134)           (165)
    Drink cup patent litigation expense                     -                -            (700)
    Uncompleted acquisition expense                      (216)               -               -
    Acquisition integration expense                    (1,353)          (2,690)         (2,237)
    Plant shutdown expense                             (3,992)          (2,221)         (3,702)
    Non-cash compensation                                   -             (796)           (459)
    Management fees                                      (331)            (637)           (873)
                                                     ---------        ---------       ---------
    Loss before income taxes and
     extraordinary item                               $(3,990)         $(1,361)       $(22,227)
                                                     =========        =========       =========


NOTE 15. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (IN THOUSANDS)

Holding conducts its business through its wholly owned subsidiary, Berry. Holding and all of Berry's domestic subsidiaries fully, jointly, severally, and unconditionally guarantee on a senior subordinated basis the 2002 Notes issued by Berry. Berry and all of Berry's subsidiaries are 100% owned by Holding. Separate narrative information or financial statements of guarantor subsidiaries have not been included as management believes they would not be material to investors. Presented below is condensed consolidating financial information for Holding, Berry, and its subsidiaries at December 28, 2002 and December 29, 2001 and for the fiscal years ended December 28, 2002, December 29, 2001, and December 30, 2000. The equity method has been used with respect to investments in subsidiaries.

                                              DECEMBER 28, 2002 (COMPANY)
                          ------------------------------------------------------------------------------------
                          BPC Holding   Berry Plastics   Combined      Combined
                          Corporation    Corporation     Guarantor   Non-guarantor  Consolidating
                            (PARENT)       (ISSUER)     SUBSIDIARIES SUBSIDIARIES   ADJUSTMENTS   CONSOLIDATED
                          ------------ --------------- ------------- -------------- ------------- ------------

CONSOLIDATING BALANCE SHEETS
Current assets                  $  1         $58,995       $ 73,940      $ 11,192       $    -      $ 144,128
Net property and equipment         -          68,431        108,567        16,134            -        193,132
Other noncurrent assets       74,021         650,613        314,099        11,129     (626,546)       423,316
                          ------------ --------------- ------------- -------------- ------------- ------------
Total assets                 $74,022        $778,039       $496,606       $38,455    $(626,546)      $760,576
                          ============ =============== ============= ============== ============= ============

Current liabilities          $     -        $ 52,111       $ 21,142       $ 6,674    $       -       $ 79,927
Noncurrent liabilities        (1,141)        600,539        449,814        22,925     (466,651)       605,486
Equity (deficit)              75,163         125,389         25,650         8,856     (159,895)        75,163
                          ------------ --------------- ------------- -------------- ------------- ------------
Total liabilities and
 equity (deficit)            $74,022        $778,039      $ 496,606       $38,455    $(626,546)      $760,576
                          ============ =============== ============= ============== ============= ============


                                                   DECEMBER 29, 2001 (PREDECESSOR)
                          ------------------------------------------------------------------------------------
                          BPC Holding   Berry Plastics   Combined      Combined
                          Corporation    Corporation     Guarantor   Non-guarantor  Consolidating
                            (PARENT)       (ISSUER)     SUBSIDIARIES SUBSIDIARIES   ADJUSTMENTS   CONSOLIDATED
                          ------------ --------------- ------------- -------------- ------------- ------------
Consolidating Balance Sheets
Current assets              $    440        $ 32,459       $ 68,518       $ 9,775    $       -       $111,192
Net property and equipment         -          71,437        117,176        14,604            -        203,217
Other noncurrent assets       23,980         289,764         91,272        18,360     (290,909)       132,467
                          ------------ --------------- ------------- -------------- ------------- ------------
Total assets                $ 24,420        $393,660       $276,966       $42,739    $(290,909)      $446,876
                          ============ =============== ============= ============== ============= ============

Current liabilities         $    861        $ 60,212       $ 22,555       $ 8,237    $       -       $ 91,865
Noncurrent liabilities       163,160         311,574        310,244        35,555     (325,921)       494,612
Equity (deficit)            (139,601)         21,874        (55,833)       (1,053)      35,012       (139,601)
                          ------------ --------------- ------------- -------------- ------------- ------------
Total liabilities and
 equity (deficit)           $ 24,420        $393,660       $276,966       $42,739    $(290,909)      $446,876
                          ============ =============== ============= ============== ============= ============


                                          YEAR ENDED DECEMBER 28, 2002 (COMPANY/PREDECESSOR)
                          ------------------------------------------------------------------------------------
                          BPC Holding   Berry Plastics   Combined      Combined
                          Corporation    Corporation     Guarantor   Non-guarantor  Consolidating
                            (PARENT)       (ISSUER)     SUBSIDIARIES SUBSIDIARIES   ADJUSTMENTS   CONSOLIDATED
                          ------------ --------------- ------------- -------------- ------------- ------------
Consolidating Statements of Operations
Net sales                   $      -        $173,570      $300,149       $20,584      $       -     $494,303
Cost of goods sold                 -         116,354       236,169        18,750              -      371,273
                          ------------ --------------- ------------- ------------- -------------- ------------
Gross profit                       -          57,216        63,980         1,834              -      123,030
Operating expenses             1,920          27,857        44,894         2,796              -       77,467
                          ------------ --------------- ------------- ------------- -------------- ------------
Operating income (loss)       (1,920)         29,359        19,086          (962)             -       45,563
Other expenses                     -             145           249           (95)             -          299
Interest expense, net          9,443           3,172        34,481         2,158              -       49,254
Income taxes (benefit)        (8,234)         11,016           115           401              -        3,298
Extraordinary item             9,282           6,339         9,498           209              -       25,328
Equity in net (income)
 loss from subsidiary         20,205          28,892         3,635             -        (52,732)           -
                          ------------ --------------- ------------- ------------- -------------- ------------
Net income (loss)           $(32,616)      $ (20,205)     $(28,892)      $(3,635)       $52,732     $(32,616)
                          ============ =============== ============= ============= ============== ============

Consolidating Statements of Cash Flows
Net income (loss)          $ (32,616)      $(20,205)     $ (28,892)      $(3,635)      $ 52,732     $(32,616)
Non-cash expenses             11,451         23,799         36,178         3,270              -       74,698
Equity in net (income)
 loss from subsidiary         20,205         28,892          3,635             -        (52,732)           -
Changes in working capital      (320)       (6,290)         (7,557)       (1,275)             -      (15,442)
                          ------------ --------------- ------------- ------------- -------------- ------------
Net cash provided by (used
 for) operating activities    (1,280)       26,196            3,364       (1,640)             -       26,640
Net cash used for investing
 activities                        -       (18,023)         (25,704)      (1,171)             -      (44,898)
Net cash provided by financing
 activities                      841         6,863           22,194        2,483              -       32,381
Effect on exchange rate
 changes on cash                   -             -                -          258              -          258
                          ------------ --------------- ------------- ------------- -------------- ------------
Net increase (decrease) in cash
  and cash equivalents          (439)       15,036             (146)         (70)             -       14,381
Cash and cash equivalents at
 beginning of year               440           121              410           261             -        1,232
                          ------------ --------------- ------------- ------------- -------------- ------------
Cash and cash equivalents at
 end of year                   $   1      $ 15,157           $  264        $  191         $   -     $ 15,613
                          ============ =============== ============= ============= ============== ============


                                               YEAR ENDED DECEMBER 29, 2001 (PREDECESSOR)
                          ------------------------------------------------------------------------------------
                          BPC Holding   Berry Plastics   Combined      Combined
                          Corporation    Corporation     Guarantor   Non-guarantor  Consolidating
                            (PARENT)       (ISSUER)     SUBSIDIARIES SUBSIDIARIES   ADJUSTMENTS   CONSOLIDATED
                          ------------ --------------- ------------- -------------- ------------- ------------
CONSOLIDATING STATEMENTS OF OPERATIONS
Net sales                     $    -      $159,783         $279,533       $22,343       $     -     $461,659
Cost of goods sold                 -       103,867          213,355        20,778             -      338,000
                          ------------ --------------- ------------- ------------- -------------- ------------
Gross profit                       -        55,916           66,178         1,565             -      123,659
Operating expenses               924        23,113           40,889         5,266             -       70,192
                          ------------ --------------- ------------- ------------- -------------- ------------
Operating income (loss)         (924)       32,803           25,289        (3,701)            -       53,467
Other expenses                     -            46              481           (54)            -          473
Interest expense, net         17,469         7,277           26,848         2,761             -       54,355
Income taxes (benefit)        (8,307)        8,682              234           125             -          734
Equity in net (income)
 loss from subsidiary         (7,991)        8,807            6,533             -        (7,349)           -
                          ------------ --------------- ------------- ------------- -------------- ------------
Net income (loss)            $(2,095)      $ 7,991          $(8,807)      $(6,533)       $7,349      $(2,095)
                          ============ =============== ============= ============= ============== ============

CONSOLIDATING STATEMENTS OF CASH FLOWS
Net income (loss)           $ (2,095)       $7,991          $(8,807)     $ (6,533)       $7,349      $(2,095)
Non-cash expenses              9,775        16,146           33,072         4,451             -       63,444
Equity in net (income)
 loss from subsidiary         (7,991)        8,807            6,533             -        (7,349)           -
Changes in working capital       154         5,882          (11,258)       (1,779)            -       (7,001)
                          ------------ --------------- ------------- ------------- -------------- ------------
Net cash provided by (used
 for) operating activities      (157)       38,826           19,540        (3,861)            -       54,348
Net cash used for investing
 activities                        -       (30,688)         (22,395)       (3,207)            -      (56,290)
Net cash provided by (used
 for) financing activities       377        (9,199)           3,014         6,388             -          580
Effect on exchange rate
 changes on cash                   -           540             (540)          540             -          540
                          ------------ --------------- ------------- ------------- -------------- ------------
Net increase (decrease) in cash
 and cash equivalents            220         (521)             (381)         (140)            -         (822)
Cash and cash equivalents at
 beginning of year               220          642               791           401             -         2,054
                          ------------ --------------- ------------- ------------- -------------- ------------
Cash and cash equivalents at
 end of year                 $   440        $ 121            $  410        $  261       $     -        $1,232
                          ============ =============== ============= ============= ============== ============

                                                  YEAR ENDED DECEMBER 30, 2000 (PREDECESSOR)
                          ------------------------------------------------------------------------------------
                          BPC Holding   Berry Plastics   Combined      Combined
                          Corporation    Corporation     Guarantor   Non-guarantor  Consolidating
                            (PARENT)       (ISSUER)     SUBSIDIARIES SUBSIDIARIES   ADJUSTMENTS   CONSOLIDATED
                          ------------ --------------- ------------- -------------- ------------- ------------
Consolidating Statements of Operations
Net sales                    $    -          $158,055       $234,944       $15,089       $     -     $408,088
Cost of goods sold                -           108,739        189,872        13,508             -      312,119
                          ------------ --------------- ------------- -------------- ------------- ------------
Gross profit                      -            49,316         45,072         1,581             -       95,969
Operating expenses              616            23,303         37,852         4,091             -       65,862
                          ------------ --------------- ------------- -------------- ------------- ------------
Operating income (loss)        (616)           26,013          7,220        (2,510)            -       30,107
Other expenses                    -               258            619             -             -          877
Interest expense, net        16,025            11,221         23,000         1,211             -       51,457
Income taxes (benefit)           18               168             22          (350)            -         (142)
Extraordinary item                -             1,022              -             -             -        1,022
Equity in net (income)
 loss from subsidiary         6,448            19,792          3,371             -       (29,611)           -
                          ------------ --------------- ------------- -------------- ------------- ------------
Net income (loss)          $(23,107)          $(6,448)      $(19,792)      $(3,371)      $29,611     $(23,107)
                          ============ =============== ============= ============= ============== ============

Consolidating Statements of Cash Flows
Net income (loss)          $(23,107)          $(6,448)     $ (19,792)     $ (3,371)    $  29,611     $(23,107)
Non-cash expenses            16,958            13,332         30,372         1,988             -       62,650
Equity in net (income)
 loss from subsidiary         6,448            19,792          3,371             -       (29,611)           -
Changes in working capital     (646)            2,931         (2,928)       (2,794)            -       (3,437)
                          ------------ --------------- ------------- -------------- ------------- ------------
Net cash provided by (used
 for) operating activities     (347)           29,607         11,023        (4,177)            -       36,106
Net cash used for investing
 activities                       -           (78,328)       (27,218)       (3,169)            -     (108,715)
Net cash provided by (used
 for) financing activities     (136)           48,307         16,671         7,195             -       72,037
Effect on exchange
 rate changes on cash             -                80            (80)           80             -           80
                          ------------ --------------- ------------- -------------- ------------- ------------
Net increase (decrease)in cash
 and cash equivalents          (483)             (334)           396           (71)            -         (492)
Cash and cash equivalents at
 beginning of year              703               976            395           472             -        2,546
                          ------------ --------------- ------------- -------------- ------------- ------------
Cash and cash equivalents at
 end of year                 $  220             $ 642         $  791        $  401       $     -       $2,054
                          ============ =============== ============= ============= ============== ============


NOTE 16.  QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table contains selected unaudited quarterly financial data for fiscal years 2002 and 2001.

                                 2002                                      2001
                 --------------------------------------    -------------------------------------
                  FIRST    SECOND    THIRD*    FOURTH       FIRST     SECOND    THIRD    FOURTH
                 -------- --------  --------- ---------    --------  --------  -------  --------
Net sales        $122,934 $127,989  $127,575   $115,805    $116,016  $124,997  $121,910  $98,736
Cost of sales      90,299   94,974    97,492     88,508      83,927    89,092    91,311   73,670
                 --------  --------  --------  ---------    --------  --------  -------- -------
Gross profit      $32,635  $33,015   $30,083    $27,297     $32,089   $35,905   $30,599  $25,066
                 ========  ========  ========  =========    ========  ========  ======== =======

Net income (loss)  $4,766   $5,216  $(42,071)     $(527)     $1,022    $1,907      $176  $(5,200)
                 ========  ========  ========  =========    ========  ========  ======== =======

  * For comparison purposes, the period from June 30, 2002 to July 21, 2002 (Predecessor) has been combined with the period from July 22, 2002 to September 28, 2002 (Company). Net loss in the third quarter of 2002 includes merger expenses of $20,987 and an extraordinary expense of $25,328 incurred in connection with the Merger.

                                SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 21st day of March, 2003.

                                   BPC HOLDING CORPORATION



                                   By /S/IRA G. BOOTS
                                      _____________________________
                                      Ira G. Boots
                                      President and Chief Executive Officer


  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

        SIGNATURE                        TITLE                                   DATE


/s/ Joseph H. Gleberman         Chairman of the Board of Directors            March 21, 2003
-----------------------
Joseph H. Gleberman

/s/ Ira G. Boots          President, Chief Executive Officer and Director     March 21, 2003
-----------------------            (Principal Executive Officer)
Ira G. Boots

/s/ James M. Kratochvil   Executive Vice President, Chief Financial Officer,  March 21, 2003
-----------------------    Treasurer and Secretary (Principal Financial and
James M. Kratochvil                      Accounting Officer)

/s/ Christopher C. Behrens                     Director                       March 21, 2003
-----------------------
Christopher C. Behrens

/s/ Patrick J. Dalton                          Director                       March 21, 2003
----------------------
Patrick J. Dalton

/s/ Douglas F. Londal                          Director                       March 21, 2003
----------------------
Douglas F. Londal

/s/ Mathew J. Lori                             Director                       March 21, 2003
----------------------
Mathew J. Lori

                                SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 21st day of March, 2003.

                                   BERRY PLASTICS CORPORATION

                                   By /S/ IRA G. BOOTS
                                      ________________________
                                      Ira G. Boots
                                      President and Chief Executive Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

        SIGNATURE                        TITLE                                   DATE


/s/ Joseph H. Gleberman         Chairman of the Board of Directors            March 21, 2003
-----------------------
Joseph H. Gleberman

/s/ Ira G. Boots          President, Chief Executive Officer and Director     March 21, 2003
-----------------------             (Principal Executive Officer)
Ira G. Boots

/s/ James M. Kratochvil   Executive Vice President, Chief Financial Officer,  March 21, 2003
-----------------------   Treasurer and Secretary (Principal Financial and
James M. Kratochvil                      Accounting Officer)

/s/ Christopher C. Behrens                     Director                       March 21, 2003
-----------------------
Christopher C. Behrens

/s/ Patrick J. Dalton                          Director                       March 21, 2003
----------------------
Patrick J. Dalton

/s/ Douglas F. Londal                          Director                       March 21, 2003
----------------------
Douglas F. Londal

/s/ Mathew J. Lori                             Director                       March 21, 2003
----------------------
Mathew J. Lori

                              CERTIFICATIONS

I, Ira G. Boots, certify that:

1. I have reviewed this annual report on Form 10-K of BPC Holding
Corporation and Berry Plastics Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrants' other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  b) evaluated the effectiveness of the registrants' disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

  c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrants' other certifying officers and I have disclosed, based on our most recent evaluation, to the registrants' auditors and the audit committee of registrants' board of directors (or persons performing the equivalent function):

  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrants' ability to record, process, summarize and report financial data and have identified for the registrants' auditors any material weaknesses in internal controls; and

  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrants' internal controls; and

6. The registrants' other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 21, 2003


/S/ IRA G. BOOTS
_____________________
Ira G. Boots
President and Chief Executive Officer

I, James M. Kratochvil, certify that:

1. I have reviewed this annual report on Form 10-K of BPC Holding
Corporation and Berry Plastics Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrants' other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  b) evaluated the effectiveness of the registrants' disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

  c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrants' other certifying officers and I have disclosed, based on our most recent evaluation, to the registrants' auditors and the audit committee of registrants' board of directors (or persons performing the equivalent function):

  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrants' ability to record, process, summarize and report financial data and have identified for the registrants' auditors any material weaknesses in internal controls; and

  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrants' internal controls; and

6. The registrants' other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 21, 2003


/S/ JAMES M. KRATOCHVIL
_________________________
James M. Kratochvil
Executive Vice President, Chief Financial Officer, Treasurer and
Secretary

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

                             BPC HOLDING CORPORATION

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)



                                                                      CHARGED TO
                                           BALANCE AT    CHARGED TO     OTHER                    BALANCE AT
               DESCRIPTION                 BEGINNING     COSTS AND    ACCOUNTS-    DEDUCTIONS-    END OF
                                           OF PERIOD     EXPENSES     DESCRIBE     DESCRIBE       PERIOD
----------------------------------        ------------- ------------ ------------ ------------- -------------



Period from July 22, 2002 to December 28, 2002
Allowance for doubtful accounts              $ 2,063       $(291)        $   -       $ (218)(1)    $ 1,990
                                          ============= ============= ============ ============ =============

Period from December 30, 2001 to July 21, 2002
Allowance for doubtful accounts              $ 2,070        $164         $   -       $  171 (1)    $ 2,063
                                          ============= ============= ============ ============ =============

Year ended December 29, 2001
Allowance for doubtful accounts              $ 1,724        $337         $ 295(2)    $  286 (1)    $ 2,070
                                          ============= ============= ============ ============ =============

Year ended December 30, 2000
Allowance for doubtful accounts              $ 1,386        $ 79         $ 510(2)    $  251 (1)    $ 1,724
                                         ============= ============= ============ ============ =============


     (1)  Uncollectible accounts written off, net of recoveries.
     (2) Primarily relates to purchase of accounts receivable and related allowance through acquisitions.

                                   INDEX

EXHIBIT
  NO.                       DESCRIPTION OF EXHIBIT
-------                     ----------------------
2.1 Agreement and Plan of Merger, dated as of May 25, 2002, among GS Berry Acquisition Corp., GS Capital Partners 2000, L.P., GS Capital Partners 2000 Offshore, L.P., GS Capital Partners 2000 GmbH & Co. Beteiligungs KG, Bridge Street Special Opportunities Fund 2000, L.P., GS Capital Partners 2000 Employee Fund, L.P., Stone Street Fund 2000, Holding, the Company, the Stockholders listed on Schedule 1 attached thereto, Atlantic Equity Partners International II, L.P., J.P. Morgan Partners (SBIC), LLC, BPC Equity, LLC and Ira G. Boots (filed as Exhibit 2.1 to the Current Report on Form 8-K filed on July 31, 2002 (the "Form 8-K") and incorporated herein by reference)

2.2 First Amendment dated as of July 17, 2002 among GS Berry Acquisition Corp., GS Capital Partners 2000, L.P., GS Capital Partners 2000 Offshore, L.P., GS Capital Partners 2000 GmbH & Co. Beteiligungs KG, Bridge Street Special Opportunities Fund 2000, L.P., GS Capital Partners 2000 Employee Fund, L.P., Stone Street Fund 2000, Holding, the Company, the Stockholders listed on
        Schedule 1 attached thereto, Atlantic Equity Partners International II, L.P., J.P. Morgan Partners (SBIC), LLC, BPC Equity, LLC and Ira G. Boots to the Agreement and Plan of Merger, dated as of May 25, 2002 (filed as Exhibit 2.2 to the Form 8-K and incorporated herein by reference)

2.3     Second  Amendment  dated  as  of July 22, 2002 among  GS  Berry
        Acquisition Corp., GS Capital Partners 2000, L.P., GS Capital Partners 2000 Offshore, L.P., GS Capital Partners 2000 GmbH & Co. Beteiligungs KG, Bridge Street Special Opportunities Fund 2000, L.P., GS Capital Partners 2000 Employee Fund, L.P., Stone Street Fund 2000, Holding, the Company, the Stockholders listed on
        Schedule 1 attached thereto, Atlantic Equity Partners International II, L.P., J.P. Morgan Partners (SBIC), LLC, BPC Equity, LLC and Ira G. Boots to the Agreement and Plan of Merger, dated as of May 25, 2002 (filed as Exhibit 2.3 to the Form 8-K and incorporated herein by reference)

3.1 Amended and Restated Certificate of Incorporation of Holding (filed as Exhibit 4.1 to the Form S-8 filed on August 6, 2002(the
        "Form S-8") and incorporated herein by reference)

3.2 Amended and Restated Bylaws of Holding (filed as Exhibit 4.2 to the Form S-8 and incorporated herein by reference)

4.1 The Indenture, dated as of July 22, 2002, among Holding, the Company, the other guarantors listed on the signature page thereof, and U.S. Bank Trust National Association, as trustee relating to the 10 3/4% Senior Subordinated Notes due 2012 (filed as Exhibit 4.1 to the Form-S-4 filed on August 16, 2002 "2002 Form S-4" and incorporated herein by reference)

4.2 The Registration Rights Agreement, dated July 22, 2002, among BPC Holding, the Company, the other guarantors listed on the signature page thereof, and J.P. Morgan Securities Inc., Goldman, Sachs & Co., the Royal Bank of Scotland and Credit Suisse First Boston Corporation, as Initial Purchasers relating to the 10 3/4% Senior Subordinated Notes due 2012 (filed as Exhibit 4.2 to the 2002 Form-S-4 and incorporated herein by reference)

4.3 Supplemental Indenture, dated as of August 6, 2002, among the Company, Holding, Berry Iowa Corporation, Packerware Corporation, Knight Plastics, Inc., Berry Sterling Corporation, Berry Plastic Design Corporation, Poly-Seal Corporation, Berry Plastics Acquisitions Corporation III, Venture Packaging, Inc., Venture Packaging Midwest, Inc., Berry Plastics Technical Services, Inc., CPI Holding Corporation, Aerocon, Inc., Pescor, Inc., Berry Tri-Plas Corporation and Cardinal Packaging, Inc., the new guarantors listed on the signature page thereof, and U.S. Bank Trust National Association, as trustee (filed as
      Exhibit 4.3 to the 2002 Form-S-4 and incorporated herein by reference)

10.1 Stockholders Agreement dated as of July 22, 2002, among Holding, GS Capital Partners 2000, L.P., GS Capital Partners Offshore, L.P., GS Capital Partners 2000 GmbH & Co. Beteiligungs KG, GS Capital Partners 2000 Employee Fund, L.P., Stone Street Fund 2000, L.P., Bridge Street Special Opportunities Fund 2000, L.P., Goldman Sachs Direct Investment Fund 2000, L.P., J.P. Morgan Partners (BHCA), L.P., J.P. Morgan Partners Global Investors, L.P., J.P. Morgan Partners Global Investors (Cayman), L.P., J.P. Morgan Partners Global Investors (Cayman) II, L.P. and J.P. Morgan Partners Global Investors A, L.P. (filed as Exhibit
     10.1 to the 2002 Form-S-4 and incorporated herein by reference)

10.2 Stockholders Agreement dated as of July 22, 2002, among Holding, and those stockholders listed on Schedule A attached thereto (filed as Exhibit 4.6 to the Form S-8 and incorporated herein by reference)

10.3 Credit and Guaranty Agreement, dated as of July 22, 2002, among the Company, Holding, certain Subsidiaries of the Company, as guarantors, various lenders, Goldman Sachs Credit Partners, L.P., JP Morgan Chase Bank, Fleet National Bank, The Royal Bank of Scotland and General Electric Capital Corporation (filed as Exhibit 10.3 to the 2002 Form-S-4 and incorporated herein by reference)

10.4 Employment Agreement dated December 24, 1990, as amended, between the Company and R. Brent Beeler ("Beeler") (filed as Exhibit 10.10 to the Form S-1 and incorporated herein by reference)

10.5* Amendment to Beeler Employment Agreement dated November 30, 1995

10.6 Amendment to Beeler Employment Agreement dated June 30, 1996 (filed as
     Exhibit 10.7 to the Registration Statement on Form S-4 filed on July 17, 1996 (the "1996 Form S-4") and incorporated herein by reference)

10.7 Employment Agreement dated December 24, 1990 as amended, between the Company and James M. Kratochvil ("Kratochvil") (filed as Exhibit 10.12 to the Form S-1 and incorporated herein by reference)

10.8* Amendment to Kratochvil Employment Agreement dated November 30, 1995

10.9 Amendment to Kratochvil Employment Agreement dated June 30, 1996 (filed as Exhibit 10.13 to the 1996 Form S-4 and incorporated herein by reference)

10.10 Employment Agreement dated as of January 1, 1993, between the Company and Ira G. Boots ("Boots") (filed as Exhibit 10.13 to the Form S-1 and incorporated herein by reference)

10.11* Amendment to Boots Employment Agreement dated November 30, 1995

10.12 Amendment to Boots Employment Agreement dated June 30, 1996 (filed as
      Exhibit 10.16 to the 1996 Form S-4 and incorporated herein by reference)

10.13 Employment Agreement dated as of January 21, 1997, between the Company and Bruce J. Sims ("Sims") (filed as Exhibit 10.14 to the Form 10-K filed March 29, 2000 (the "1999 Form 10-K") and incorporated herein by reference)

10.14 Financing Agreement dated as of April 1, 1991, between the City of Henderson, Nevada Public Improvement Trust and the Company (including exhibits) (filed as Exhibit 10.17 to the Form S-1 and incorporated herein by reference)

10.15 Employment Agreement dated as of August 14, 2000, between the Company and William J. Herdrich (filed as Exhibit 10.15 to the 2002 Form-S-4 and incorporated herein by reference)

10.16* BPC Holding Corporation 1996 Stock Option Plan

10.17 Holding 2002 Stock Option Plan dated August 5, 2002 (filed as Exhibit
      4.7 to the Form S-8 and incorporated herein by reference)

10.18 Holding Key Employee Equity Investment Program dated August 5, 2002 (filed as Exhibit 4.6 to the Form S-8 and incorporated herein by reference)

10.19 Pledge and Security Agreement dated as of July 22, 2002, between the Company, and the other grantors party thereto and Fleet National Bank, as the Collateral Agent (filed as Exhibit 10.18 to the 2002 Form-S-4 and incorporated herein by reference)

10.20 Amendment to Beeler Employment Agreement dated as of June 30, 2001 (filed as Exhibit 10.19 to the 2002 Form-S-4 and incorporated herein by reference)

10.21 Amendment to Boots Employment Agreement dated as of June 30, 2001 (filed as Exhibit 10.20 to the 2002 Form-S-4 and incorporated herein by reference)

10.22 Amendment to Kratochvil Employment Agreement dated as of June 30, 2001 (filed as Exhibit 10.21 to the 2002 Form-S-4 and incorporated herein by reference)

10.23 Amendment to Sims Employment Agreement dated as of July 16, 2002 (filed as Exhibit 10.22 to the 2002 Form-S-4 and incorporated herein by reference)

12.1* Ratio of earnings to fixed charges

21.1* List of subsidiaries


*  Filed herewith.