Form 10-Q
period 2003-03-29
BPC HOLDING CORP; BERRY PLASTICS CORP
filed 2003-05-13
CIK 919465, 919463

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2003
                                     or
[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

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

As of May 8, 2003, there were outstanding 2,767,279 shares of the Common Stock, $.01 par value, of BPC Holding Corporation. As of May 8, 2003, there were outstanding 100 shares of the Common Stock, $.01 par value, of Berry Plastics Corporation.

         CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

  This Form 10-Q includes "forward-looking statements," within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), with respect to our financial condition, results of operations and business and our expectations or beliefs concerning future events. Such statements include, in particular, statements about our plans, strategies and prospects under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations". You can identify certain forward-looking statements by our use of forward-looking terminology such as, but not limited to, "believes," "expects," "anticipates," "estimates," "intends," "plans," "targets," "likely," "will," "would," "could" and similar expressions that identify forward-looking statements. All forward-looking statements involve risks and uncertainties. Many risks and uncertainties are inherent in our industry and markets. Others are more specific to our operations. The occurrence of the events described and the achievement of the expected results depend on many events, some or all of which are not predictable or within our control. Actual results may differ materially from the forward-looking statements contained in this Form 10-Q. Factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include:

1. changes in prices and availability of resin and other raw materials and our ability to pass on changes in raw material prices;
2.        catastrophic loss of our key manufacturing facility;
3. risks related to our acquisition strategy and integration of acquired businesses;
4. risks associated with our substantial indebtedness and debt service;
5.        performance of our business and future operating results;
6.        risks of competition in our existing and future markets;
7. general business and economic conditions, particularly an economic downturn;
8. increases in the cost of compliance with laws and regulations, including environmental laws and regulations; and
9. the factors discussed in our Form 10-K in the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Factors Affecting Future Results."

     READERS SHOULD CAREFULLY REVIEW THE FACTORS DISCUSSED IN OUR FORM 10-K IN THE SECTION TITLED "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CERTAIN FACTORS AFFECTING FUTURE RESULTS" AND OTHER RISK FACTORS IDENTIFIED FROM TIME TO TIME IN OUR PERIODIC FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION AND SHOULD NOT PLACE UNDUE RELIANCE ON OUR FORWARD-LOOKING STATEMENTS. WE UNDERTAKE NO OBLIGATION TO UPDATE ANY FORWARD-LOOKING STATEMENTS TO REFLECT CHANGES IN UNDERLYING ASSUMPTIONS OR FACTORS, NEW INFORMATION, FUTURE EVENTS OR OTHER CHANGES.

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

                           BPC HOLDING CORPORATION


                              FORM 10-Q INDEX

                 FOR QUARTERLY PERIOD ENDED MARCH 29, 2003




                                                                      PAGE NO.
Part I. Financial Information

     Item 1. Financial Statements:
            Consolidated Balance Sheets                                   4
            Consolidated Statements of Operations                         6
            Consolidated Statements of Changes in Stockholders'Equity     7
            Consolidated Statements of Cash Flows                         8
            Notes to Consolidated Financial Statements                    9

     Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations                19

     Item 3. Quantitative and Qualitative Disclosures about Market Risk  25
     Item 4. Controls and Procedures                                     25

PART II. OTHER INFORMATION

      Item 6. Exhibits and Reports on Form 8-K                           26

SIGNATURE                                                                27

CERTIFICATIONS                                                           28

PART 1.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                          BPC Holding Corporation
                        Consolidated Balance Sheets
                         (In Thousands of Dollars)

                                                             MARCH 29,     DECEMBER 28,
                                                               2003           2002
                                                          --------------  --------------
                                                            (UNAUDITED)
    Assets
    Current assets:
    Cash and cash equivalents                               $   4,025         $ 15,613
    Accounts  receivable  (less allowance for doubtful
    accounts of $2,235 at March 29, 2003 and $1,990 at
    December 28, 2002)                                         69,493           56,765
    Inventories:
    Finished goods                                             48,884           50,002
    Raw materials and supplies                                 15,686           14,730
                                                          --------------  --------------
                                                               64,570           64,732
    Prepaid expenses and other current assets                   6,717            7,018
                                                          --------------  --------------
    Total current assets                                      144,805          144,128

    Property and equipment:
    Land                                                        7,033            7,040
    Buildings and improvements                                 49,887           49,966
    Machinery, equipment and tooling                          142,523          139,486
    Construction in progress                                   22,240           12,232
                                                          --------------  --------------
                                                              221,683          208,724
    Less accumulated depreciation                              25,179           15,592
                                                          --------------  --------------
                                                              196,504          193,132
    Intangible assets:
    Deferred financing fees, net                               19,514           20,116
    Customer relationships, net                                34,084           33,890
    Goodwill                                                  334,744          336,260
    Trademarks                                                 27,048           27,048
    Other intangibles, net                                      5,998            5,883
                                                          --------------  --------------
                                                              421,388          423,197
    Other                                                         183              119
                                                          --------------  --------------
    Total assets                                             $762,880         $760,576
                                                          ==============  ==============


                      BPC Holding Corporation
                  Consolidated Balance Sheets (continued)
            (In Thousands of Dollars, except share information)

                                                             MARCH 29,     DECEMBER 28,
                                                               2003           2002
                                                          --------------  --------------
                                                            (UNAUDITED)
    LIABILITIES AND STOCKHOLDERS' EQUITY
    Current liabilities:
     Accounts payable                                       $  33,902        $  31,204
     Accrued expenses and other liabilities                     9,994            9,926
     Accrued interest                                           8,010           14,239
     Employee compensation and payroll taxes                   15,843           15,917
     Current portion of long-term debt                          8,687            8,641
                                                          --------------  --------------
    Total current liabilities                                  76,436           79,927

    Long-term debt, less current portion                      604,443          601,302
    Deferred income taxes                                         648              640
    Other liabilities                                           3,584            3,544
                                                          --------------  --------------
                                                              685,111          685,413
    Stockholders' equity:
     Preferred Stock; $.01 par value:  500,000 shares
      authorized; 0 shares issued and outstanding                   -                -
     Common  Stock; $.01 par value:  5,000,000 shares
      authorized; 2,767,879 shares issued and 2,767,279
      shares outstanding                                           28               28
     Additional paid-in capital                               281,672          281,816
     Adjustment  of the carryover basis of continuing
      stockholders                                           (196,603)        (196,603)
     Notes receivable - common stock                          (14,553)         (14,399)
     Treasury stock:  600 shares Common Stock                     (60)               -
     Retained earnings                                          6,258            3,179
     Accumulated other comprehensive income                     1,027            1,142
                                                          --------------  --------------
    Total stockholders' equity                                 77,769           75,163
                                                          --------------  --------------
    Total liabilities and stockholders' equity               $762,880        $ 760,576
                                                          ==============  ==============



SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                        BPC Holding Corporation
                   Consolidated Statements of Operations
                         (In Thousands of Dollars)

                                                            THIRTEEN WEEKS ENDED
                                                 ----------------------------------------
                                                       COMPANY           PREDECESSOR
                                                 ------------------   -------------------
                                                      MARCH 29,           MARCH 30,
                                                        2003                 2002
                                                 ------------------   -------------------
                                                               (UNAUDITED)
Net sales                                             $125,398               $122,934
Cost of goods sold                                      94,321                 90,299
                                                 ------------------   -------------------
Gross profit                                            31,077                 32,635

Operating expenses:
  Selling                                                6,202                  5,780
  General and administrative                             6,031                  7,108
  Research and development                                 764                    547
  Amortization of intangibles                              615                    477
  Other expenses                                           324                  1,116
                                                 ------------------   -------------------
Operating income                                        17,141                 17,607

Other expenses:
  Loss on disposal of property and equipment                -                    144
                                                 ------------------   -------------------
Income before interest and taxes                        17,141                 17,463

Interest:
  Expense                                              (11,730)               (12,809)
  Income                                                   212                      3
                                                 ------------------   -------------------
Income before income taxes                               5,623                  4,657
Income taxes (benefit)                                   2,544                   (109)
                                                 ------------------   -------------------
Net income                                               3,079                  4,766

Preferred stock dividends                                    -                 (2,755)
Amortization of preferred stock discount                     -                   (256)
                                                 ------------------   -------------------
Net income attributable to common shareholders         $ 3,079                $ 1,755
                                                 ==================   ===================



SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                           BPC Holding Corporation
          Consolidated Statements of Changes in Stockholders' Equity
                           (In Thousands of Dollars)

                                                           ADJUSTMENT
                                                           OF THE          NOTES
                                              ADDITIONAL    CARRYOVER    RECEIVABLE
                                    COMMON     PAID-IN     BASIS OF      - COMMON      TREASURY
                                    STOCK      CAPITAL     CONTINUING      STOCK         STOCK
                                                           STOCKHOLDERS
                                 ------------ ------------ ------------ ------------ ------------
Balance at December 28, 2002      $    28      $281,816     $(196,603)  $ (14,399)     $     -
                                 ------------ ------------ ------------ ------------ ------------

Interest  on  notes receivable          -             -             -        (195)           -
Purchase of treasury stock
 and option rights
 from former management                 -          (144)            -          41          (60)
Translation loss                        -             -             -           -            -
Other comprehensive losses              -             -             -           -            -
Net income                              -             -             -           -            -
                                 ------------ ------------ ------------ ------------ ------------
Balance at March 29, 2003         $    28      $281,672     $(196,603)  $ (14,553)     $   (60)
                                 ============ ============ ============ ============ ============



                                               ACCUMULATED
                                    RETAINED      OTHER
                                    EARNINGS  COMPREHENSIVE   TOTAL    COMPREHENSIVE
                                                  INCOME                INCOME (LOSS)
                                 ------------ ------------ ------------ ------------
Balance at December 28, 2002      $ 3,179       $ 1,142       $75,163     $     -
                                 ------------ ------------ ------------ ------------
Interest on notes receivable            -             -          (195)          -
 Purchase of treasury stock
  and  option rights
  from former management                -             -          (163)          -
Translation loss                        -           (27)          (27)        (27)
Other comprehensive losses              -           (88)          (88)        (88)
Net income                          3,079             -         3,079       3,079
                                 ------------ ------------ ------------ ------------
Balance at March 29, 2003         $ 6,258       $ 1,027       $77,769     $ 2,964
                                 ============ ============ ============ ============

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                         BPC Holding Corporation
                   Consolidated Statements of Cash Flows
                         (In Thousands of Dollars)

                                                                 THIRTEEN WEEKS ENDED
                                                        -------------------------------------
                                                               COMPANY          PREDECESSOR
                                                        ------------------   ----------------
                                                             MARCH 29,            MARCH 30,
                                                               2003                  2002
                                                        ------------------   ----------------
                                                                      (UNAUDITED)
OPERATING ACTIVITIES
Net income                                                     $  3,079           $  4,766
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation                                                    9,535             10,358
  Non-cash interest expense                                         407                631
  Amortization of intangibles                                       615                477
  Loss on sale of property and equipment                              -                144
  Deferred income taxes                                           2,480                  -
  Changes in operating assets and liabilities:
    Accounts receivable, net                                    (12,700)           (14,424)
    Inventories                                                     161             (1,553)
    Prepaid expenses and other current assets                       747                373
    Other assets                                                     (4)                11
    Accrued interest                                             (6,229)             5,898
    Payables and accrued expenses                                 2,679                808
                                                        ------------------   ----------------
Net cash provided by operating activities                           770              7,489

INVESTING ACTIVITIES
Additions to property and equipment                             (10,080)            (9,801)
Proceeds from disposal of property and equipment                      -                  1
Acquisitions of businesses                                       (4,858)            (3,199)
                                                        ------------------   ----------------
Net cash used for investing activities                          (14,938)           (12,999)

FINANCING ACTIVITIES
Proceeds from long-term borrowings                                4,911             12,098
Payments on long-term borrowings                                 (2,182)            (6,489)
Purchase of treasury stock and option rights                       (163)                 -
                                                        ------------------   ----------------
Net cash provided by financing activities                         2,566              5,609
Effect of exchange rate changes on cash                              14               (557)
                                                        ------------------   ----------------
Net decrease in cash and cash equivalents                       (11,588)              (458)
Cash and cash equivalents at beginning of period                 15,613              1,232
                                                        ------------------   ----------------
Cash and cash equivalents at end of period                     $  4,025             $  774
                                                        ==================   ================




SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                          BPC Holding Corporation
                 Notes to Consolidated Financial Statements
            (In thousands of dollars, except as otherwise noted)
                                (Unaudited)

1.  Basis of Presentation

THE ACCOMPANYING UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS OF BPC HOLDING CORPORATION (THE "COMPANY") HAVE BEEN PREPARED IN
ACCORDANCE WITH GENERALLY ACCEPTED ACCOUNTING PRINCIPLES ("GAAP") FOR INTERIM FINANCIAL INFORMATION AND WITH THE INSTRUCTIONS FOR FORM 10-Q AND
ARTICLE 10 OF REGULATION S-X. ACCORDINGLY, THEY DO NOT INCLUDE ALL OF THE INFORMATION AND FOOTNOTES REQUIRED BY GENERALLY ACCEPTED ACCOUNTING PRINCIPLES FOR COMPLETE FINANCIAL STATEMENTS. IN THE OPINION OF MANAGEMENT, ALL ADJUSTMENTS (CONSISTING OF NORMAL RECURRING ADJUSTMENTS) CONSIDERED NECESSARY FOR A FAIR PRESENTATION HAVE BEEN INCLUDED. OPERATING RESULTS FOR THE PERIODS PRESENTED ARE NOT NECESSARILY INDICATIVE OF THE RESULTS THAT MAY BE EXPECTED FOR THE FULL FISCAL YEAR. THE ACCOMPANYING FINANCIAL STATEMENTS INCLUDE THE RESULTS OF BPC HOLDING CORPORATION ("HOLDING") AND ITS WHOLLY-OWNED SUBSIDIARY, BERRY PLASTICS CORPORATION ("BERRY"), AND ITS WHOLLY-OWNED
SUBSIDIARIES: BERRY IOWA CORPORATION, BERRY TRI-PLAS CORPORATION, AEROCON, INC., PACKERWARE CORPORATION, BERRY PLASTICS DESIGN CORPORATION, VENTURE PACKAGING, INC. AND ITS SUBSIDIARIES VENTURE PACKAGING MIDWEST, INC. AND BERRY PLASTICS TECHNICAL SERVICES, INC., NIM HOLDINGS LIMITED AND ITS SUBSIDIARY BERRY PLASTICS U.K. LIMITED, KNIGHT PLASTICS, INC., CPI HOLDING CORPORATION AND ITS SUBSIDIARY CARDINAL PACKAGING, INC., POLY-SEAL CORPORATION, AND OCEISSE S.R.L. AND ITS SUBSIDIARY CAPSOL S.P.A. AS A RESULT OF THE MERGER DESCRIBED IN NOTE 2 BELOW, CERTAIN FINANCIAL INFORMATION HAS BEEN PRESENTED SEPARATELY FOR HOLDING'S PRIOR OWNERSHIP THROUGH THE MERGER DATE ("PREDECESSOR") AND SUBSEQUENT TO THE MERGER ("COMPANY"). FOR FURTHER INFORMATION, REFER TO THE CONSOLIDATED FINANCIAL STATEMENTS AND FOOTNOTES THERETO INCLUDED IN HOLDING'S AND BERRY'S FORM 10-K FILED WITH THE SECURITIES AND EXCHANGE COMMISSION FOR THE YEAR ENDED DECEMBER 28, 2002.

2.    The Merger

On July 22, 2002, GS Berry Acquisition Corp., (the "Buyer") a newly formed entity controlled by various private equity funds affiliated with Goldman, Sachs & Co., merged (the "Merger") with and into Holding, pursuant to an agreement and plan of merger dated as of May 25, 2002. At the effective time of the Merger, (i) each share of common stock of Holding issued and outstanding immediately prior to the effective time of the Merger was converted into the right to receive cash pursuant to the terms of the merger agreement, and (ii) each share of common stock of the Buyer issued and outstanding immediately prior to the effective time of the Merger was converted into one share of common stock of Holding.

The total amount of funds required to consummate the Merger and to pay estimated fees and expenses related to the Merger, including amounts related to the repayment of indebtedness, the redemption of the outstanding preferred stock and accrued dividends, the redemption of outstanding warrants, and the payment of transaction costs incurred by Holding, were approximately $870.4 million (which includes the amount of certain indebtedness which remained outstanding and the value of certain shares of Holding common stock held by employees that were contributed to the Buyer immediately prior to the Merger). As a result of the Merger, private equity funds affiliated with Goldman Sachs own approximately 63% of the common stock of Holding. The remaining common stock of Holding is held by J.P. Morgan Partners Global Investors, L.P. and other private equity funds affiliated with J.P. Morgan Partners, LLC, the private equity investment arm of J.P. Morgan Chase & Co., which own approximately 29% of Holding's common stock and by members of Berry's management, which own the remaining 8%.

The Merger has been accounted for under the purchase method of accounting, and accordingly, the purchase price has been allocated to the identifiable assets and liabilities based on estimated fair values at the acquisition date. The allocation is preliminary and is subject to change pending the finalization of expenses related to the Merger. The Company has applied the provisions of Emerging Issues Task Force 88-16, Basis in Leveraged Buyout Transactions, whereby, the carryover equity interests of certain shareholders from Holding prior to the Merger to the Company were recorded at their Company basis. The application of these provisions reduced stockholder's equity and intangibles by $196.6 million.

3.   RECENT ACQUISITIONS

ON JANUARY 24, 2002, BERRY ACQUIRED THE ALCOA FLEXIBLE PACKAGING INJECTION MOLDING ASSETS OF MOUNT VERNON PLASTICS CORPORATION ("MOUNT VERNON") FOR CONSIDERATION, EXCLUDING TRANSITION EXPENSES, OF APPROXIMATELY $2.6 MILLION. THE PURCHASE PRICE WAS ALLOCATED TO FIXED ASSETS ($2.0 MILLION) AND INVENTORY ($0.6 MILLION). THE PURCHASE WAS FINANCED THROUGH BORROWINGS UNDER THE COMPANY'S REVOLVING LINE OF CREDIT UNDER ITS RETIRED SENIOR CREDIT FACILITY. THE OPERATIONS OF MOUNT VERNON ARE INCLUDED IN BERRY'S OPERATIONS SINCE THE ACQUISITION DATE USING THE PURCHASE METHOD OF ACCOUNTING. ON JANUARY 31, 2002, BERRY ENTERED INTO A SALE/LEASEBACK ARRANGEMENT WITH RESPECT TO THE MOUNT VERNON FIXED ASSETS.

ON FEBRUARY 25, 2003, BERRY ACQUIRED THE 400 SERIES CONTINUOUS THREADED INJECTION MOLDED CLOSURE ASSETS FROM CCL PLASTIC PACKAGING LOCATED IN LOS ANGELES, CALIFORNIA ("CCL ACQUISITION") FOR AGGREGATE CONSIDERATION, INCLUDING EXPENSES, OF APPROXIMATELY $4.5 MILLION. THE PURCHASE PRICE WAS ALLOCATED TO FIXED ASSETS ($2.4 MILLION), INVENTORY ($1.1 MILLION), CUSTOMER RELATIONSHIPS ($0.5 MILLION), GOODWILL ($0.4 MILLION), AND OTHER INTANGIBLES ($0.1 MILLION). THE FAIR VALUE OF THE NET ASSETS ACQUIRED WAS BASED ON PRELIMINARY ESTIMATES AND MAY BE REVISED AT A LATER DATE UPON COMPLETION OF THE INTEGRATION AND FINALIZATION OF EXPENSES RELATED TO THE ACQUISITION. THE PURCHASE WAS FINANCED THROUGH BORROWINGS UNDER THE COMPANY'S REVOLVING LINE OF CREDIT. THE OPERATIONS FROM THE CCL ACQUISITION ARE INCLUDED IN BERRY'S OPERATIONS SINCE THE ACQUISITION DATE USING THE PURCHASE METHOD OF ACCOUNTING.

PRO FORMA RESULTS FOR THE THIRTEEN WEEKS ENDED MARCH 29, 2003 AND MARCH 30, 2002 HAVE NOT BEEN PRESENTED, AS THEY DO NOT DIFFER MATERIALLY FROM REPORTED HISTORICAL RESULTS.

4. LONG-TERM DEBT

Long-term debt consists of the following:

                                                 MARCH 29,  DECEMBER 28,
                                                   2003         2002
                                               ------------ ------------
Berry 10 3/4% Senior Subordinated Notes          $250,000     $250,000
Term loans                                        328,350      329,175
Revolving lines of credit                           5,626          692
Nevada Industrial Revenue Bonds                     2,500        2,500
Capital leases                                     26,654       27,576
                                               ------------ ------------
                                                  613,130      609,943
Less current portion of long-term debt              8,687        8,641
                                               ------------ ------------
                                                 $604,443     $601,302
                                               ============ ============

The current portion of long-term debt consists of $3.3 million of quarterly installments on the term loans, $0.5 million in repayments of the industrial bonds, and $4.9 million of monthly principal payments related to capital lease obligations.

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

The Credit Facility contains significant financial and operating covenants, including prohibitions on the ability to incur certain additional indebtedness or to pay dividends, and restrictions on the ability to make capital expenditures. Amounts available under the delayed draw term loan facility may be borrowed in connection with permitted acquisitions (but not reborrowed) during the 18-month period that began on July 22, 2002, subject to certain conditions. The Credit Facility also contains borrowing conditions and customary events of default, including nonpayment of principal or interest, violation of covenants, inaccuracy of representations and warranties, cross-defaults to other indebtedness, bankruptcy and other insolvency events (other than in the case of certain foreign subsidiaries). The Company was in compliance with all the financial and operating covenants at March 29, 2003. The term loan amortizes quarterly as follows: $825,000 each quarter beginning September 30, 2002 and ending June 30, 2009 and $76,725,000 each quarter beginning September 30, 2009 and ending June 30, 2010. The delayed draw term loan facility will amortize quarterly commencing March 31, 2004 based on the amounts outstanding as of that date as follows: (i) 2% per quarter in 2004, (ii) 4% per quarter in 2005, (iii) 6% per quarter in 2006, (iv) 8% per quarter in 2007 and (v) 10% per quarter in each of the first two quarters in 2008.

Borrowings under the Credit Facility bear interest, at the Company's option, at either (i) a base rate (equal to the greater of the prime rate and the federal funds rate plus 0.5%) plus the applicable margin (the ``Base Rate Loans'') or (ii) an adjusted eurodollar LIBOR (adjusted for reserves) plus the applicable margin (the ``Eurodollar Rate Loans''). With respect to the term loan, the ``applicable margin'' is (i) with respect to Base Rate Loans, 2.00% per annum and (ii) with respect to Eurodollar Rate Loans, 3.00% per annum. With respect to the delayed draw term loan facility and the revolving credit facility, the ``applicable margin'' is, with respect to Eurodollar Rate Loans, initially 2.75% per annum. The ``applicable margin'' with respect to Eurodollar Rate Loans is subject to a pricing grid which ranges from 2.75% per annum to 2.00% per annum (2.75% based on results through March 29, 2003), depending on the leverage ratio. The ``applicable margin'' with respect to Base Rate Loans will always be 1.00% per annum less than the ``applicable margin'' for Eurodollar Rate Loans. In October 2002, Berry entered into an interest rate collar arrangement to protect $50.0 million of the outstanding variable rate term loan debt from future interest rate volatility. The collar floor is set at 1.97% LIBOR (London Interbank Offering Rate) and capped at 6.75% LIBOR. At March 29, 2003, shareholders' equity has been reduced by $0.6 million to adjust the agreement to fair market value. At March 29, 2003, the Company had unused borrowing capacity under the Credit Facility's revolving line of credit of $85.5 million. However, covenants under the Credit Facility may limit the Company's ability to make such borrowings and as of March 29, 2003, the Company could have borrowed $24.8 million.

5. STOCK-BASED COMPENSATION

The Company has adopted the disclosure provisions of Statement of Financial Accounting Standards (SFAS) No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123". The Statement requires prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees." Compensation cost for stock options, if any, is measured as the excess of the fair value of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. The fair value for options granted by Holding have been estimated at the date of grant using a Black Scholes option pricing model with the following weighted average assumptions:

                                               THIRTEEN WEEKS ENDED
                                       -----------------------------------
                                             COMPANY       PREDECESSOR
                                       ---------------- ------------------
                                             MARCH 29,      MARCH 30,
                                               2003           2002
                                       ---------------- ------------------
  Risk-free interest rate                       4.0%           4.0%
  Dividend yield                                0.0%           0.0%
  Volatility factor                             .25            .25
  Expected option life                          5.0 years      5.0 years

For purposes of the pro forma disclosures, the estimated fair value of the stock options are amortized to expense over the related vesting period. Because compensation expense is recognized over the vesting period, the initial impact on pro forma net income may not be representative of compensation expense in future years, when the effect of amortization of multiple awards would be reflected in the Consolidated Statement of Operations. The following is a reconciliation of reported net income to net income as if the Company used the fair value method of accounting for stock-based compensation.

                                                         THIRTEEN WEEKS ENDED
                                                 -----------------------------------
                                                       COMPANY       PREDECESSOR
                                                 ---------------- ------------------
                                                      MARCH 29,      MARCH 30,
                                                        2003            2002
                                                 ---------------- ------------------
Reported net income                                     $3,079         $4,766
Stock-based  employee compensation expense included
 in reported income, net of tax                              -              -
Total stock-based employee compensation expense
 determined under fair value based method,for
 all awards, net of tax                                   (518)          (144)
                                                 ---------------- ------------------
Pro forma net income                                    $2,561         $4,622
                                                 ================ ==================


                                    13



6. OPERATING SEGMENTS

The Company has three reportable segments: containers, closures, and consumer products. The Company evaluates performance and allocates resources based on operating income before depreciation and amortization of intangibles adjusted to exclude (i) Merger expense, (ii) Holding's legal and professional expense, (iii) drink cup patent litigation expense, (iv) uncompleted acquisition expense, (v) acquisition integration expense, (vi) plant shutdown expense, (vii) non-cash compensation, and (viii) management fees and reimbursed expenses paid to First Atlantic ("Adjusted EBITDA"). Adjusted EBITDA is not a measure of performance under GAAP and has been presented because we believe that investors use Adjusted EBITDA to analyze operating performance, which includes the company's ability to incur additional indebtedness and to service existing indebtedness. Adjusted EBITDA should not be considered in isolation or as a substitute for net income, net cash from operating activities or other income or cash flow statement data prepared in accordance with GAAP. In addition, comparability to other companies using similarly titled measures is not recommended due to differences in the definitions and methods of calculation used by various companies. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in the Company's Form 10-K filed with the Securities and Exchange Commission for the year ended December 28, 2002.

                                                        THIRTEEN WEEKS ENDED
                                                ----------------------------------
                                                      COMPANY       PREDECESSOR
                                                ---------------- -----------------
                                                     MARCH 29,       MARCH 30,
                                                       2003            2002
                                                ---------------- -----------------
Net sales:
  Containers                                         $ 61,561         $ 58,178
  Closures                                             35,103           33,463
  Consumer Products                                    28,734           31,293
Adjusted EBITDA:
  Containers                                           15,694           15,859
  Closures                                              7,603            7,450
  Consumer Products                                     4,318            6,406
Total assets:
  Containers                                          349,790          203,799
  Closures                                            234,128          158,846
  Consumer Products                                   178,962          101,601
Reconciliation of Adjusted EBITDA to income
 before income taxes:
Adjusted EBITDA for reportable segments              $ 27,615         $ 29,715
  Net interest expense                                (11,518)         (12,806)
  Depreciation                                         (9,535)         (10,358)
  Amortization                                           (615)            (477)
  Loss on disposal of property and equipment                -             (144)
  Acquisition integration expense                          (2)            (178)
  Plant shutdown expense                                 (322)            (938)
  Holding's legal and professional expense                  -              (26)
  Management fees                                           -             (131)
                                                ---------------- ------------------
  Income before income taxes                         $  5,623         $  4,657
                                                ================ ==================


7. CONDENSED CONSOLIDATING FINANCIAL INFORMATION

Holding conducts its business through its wholly owned subsidiary, Berry. Holding and all of Berry's domestic subsidiaries fully, jointly, severally, and unconditionally guarantee on a senior subordinated basis the $250.0 million aggregate principal amount of 10 3/4 % Berry Plastics Corporation Senior Subordinated Notes due 2012. Berry and all of Berry's subsidiaries are 100% owned by Holding. Separate narrative information or financial statements of guarantor subsidiaries have not been included as management believes they would not be material to investors. Presented below is condensed consolidating financial information for Holding, Berry, and its subsidiaries at March 29, 2003 and December 28, 2002 and for the thirteen week period ended March 29, 2003 and March 30, 2002. The equity method has been used with respect to investments in subsidiaries.

                                                          MARCH 29, 2003 (COMPANY)
                         ------------------------------------------------------------------------------------------
                           BPC Holding   Berry Plastics    Combined       Combined
                           Corporation    Corporation      Guarantor     Non-guarantor Consolidating
                            (PARENT)       (ISSUER)        SUBSIDIARIES  SUBSIDIARIES   ADJUSTMENTS   CONSOLIDATED
                         --------------- ---------------  -------------- -------------- ------------ --------------

CONSOLIDATING BALANCE SHEETS
Current assets              $     1          $ 50,802        $ 82,486       $ 11,516      $       -      $ 144,805
Net property and equipment        -            73,464         106,913         16,127              -        196,504
Other noncurrent assets      77,768           635,104         256,428         10,691       (558,420)       421,571
                        ---------------   --------------  --------------- --------------- ------------- -----------
Total assets                $77,769          $759,370       $ 445,827       $ 38,334      $(558,420)     $ 762,880
                        ===============   ==============  =============== =============== ============== ==========

Current liabilities         $     -          $ 46,998       $  23,028       $  6,410       $       -     $  76,436
Noncurrent liabilities            -           634,603         451,348         23,658       (500,934)       608,675
Equity (deficit)             77,769            77,769         (28,549)         8,266        (57,486)        77,769
                        ---------------   --------------  --------------- --------------- -------------- ----------
Total liabilities and
equity (deficit)            $77,769         $ 759,370       $ 445,827       $ 38,334      $ (558,420)    $ 762,880
                        ===============   ==============  =============== =============== ============== ==========


                                              DECEMBER 28, 2002 (COMPANY)
                          ------------------------------------------------------------------------------------
                          BPC Holding   Berry Plastics   Combined      Combined
                          Corporation    Corporation     Guarantor   Non-guarantor  Consolidating
                            (PARENT)       (ISSUER)     SUBSIDIARIES SUBSIDIARIES   ADJUSTMENTS   CONSOLIDATED
                          ------------ --------------- ------------- -------------- ------------- ------------

CONSOLIDATING BALANCE SHEETS
Current assets                  $  1         $58,995       $ 73,940      $ 11,192       $    -      $ 144,128
Net property and equipment         -          68,431        108,567        16,134            -        193,132
Other noncurrent assets       74,021         650,613        314,099        11,129     (626,546)       423,316
                          ------------ --------------- ------------- -------------- ------------- ------------
Total assets                 $74,022        $778,039       $496,606      $ 38,455    $(626,546)      $760,576
                          ============ =============== ============= ============== ============= ============

Current liabilities          $     -        $ 52,111       $ 21,142       $ 6,674    $       -       $ 79,927
Noncurrent liabilities        (1,141)        600,539        449,814        22,925     (466,651)       605,486
Equity (deficit)              75,163         125,389         25,650         8,856     (159,895)        75,163
                          ------------ --------------- ------------- -------------- ------------- ------------
Total liabilities and
 equity (deficit)            $74,022        $778,039      $ 496,606       $38,455    $(626,546)      $760,576
                          ============ =============== ============= ============== ============= ============

                                       THIRTEEN WEEKS ENDED MARCH 29, 2003 (COMPANY)
                         ------------------------------------------------------------------------------------------
                           BPC Holding   Berry Plastics    Combined       Combined
                           Corporation    Corporation      Guarantor     Non-guarantor Consolidating
                            (PARENT)       (ISSUER)        SUBSIDIARIES  SUBSIDIARIES   ADJUSTMENTS   CONSOLIDATED
                         --------------- ---------------  -------------- -------------- ------------ --------------
CONSOLIDATING STATEMENT OF OPERATIONS
Net sales                      $   -       $  46,405        $  73,479      $  5,514      $     -       $ 125,398
Cost of goods sold                 -          31,611           57,586         5,124            -          94,321
                         --------------- ---------------  -------------- -------------- ------------ --------------
Gross profit                       -          14,794           15,893           390            -          31,077
Operating expenses                 -           5,770            7,601           565            -          13,936
                         --------------- ---------------  -------------- -------------- ------------ --------------
Operating income (loss)            -           9,024            8,292          (175)           -          17,141
Other expenses                     -               -                -             -            -               -
Interest expense, net           (201)            183           11,189           347            -          11,518
Income taxes (benefit)             7           2,491               (1)           47            -           2,544
Equity in net(income)
 loss from subsidiary         (2,885)          3,465              569             -       (1,149)              -
                         --------------- ---------------  -------------- -------------- ------------ --------------
Net income (loss)            $ 3,079        $  2,885        $  (3,465)      $  (569)     $ 1,149        $  3,079
                         =============== ===============  ============== ============== ============ ==============

CONSOLIDATING STATEMENT OF CASH FLOWS
Net income (loss)            $ 3,079        $  2,885         $ (3,465)      $  (569)    $  1,149        $  3,079
Non-cash expenses               (194)          6,063            6,394           774            -          13,037
Equity in net (income) loss
 from subsidiary              (2,885)          3,465              569             -       (1,149)              -
Changes in working capital         -          (7,872)          (6,877)         (597)           -         (15,346)
                         --------------- ---------------  -------------- -------------- ------------ --------------
Net cash provided by (used
 for) operating activities         -           4,541           (3,379)         (392)           -             770
Net cash used for investing
 activities                        -          (9,825)          (4,514)         (599)           -         (14,938)
Net cash  provided by (used
 for) financing activities         -          (6,429)           7,750         1,245            -           2,566
Effect  on  exchange   rate
 changes on cash                   -               -                -            14            -              14
                         --------------- ---------------  -------------- -------------- ------------ --------------
Net increase (decrease) in
 cash and cash equivalents         -         (11,713)            (143)          268            -         (11,588)

Cash and  cash  equivalents
 at beginning of period            1          15,156              264           192            -          15,613
                         --------------- ---------------  -------------- -------------- ------------ --------------
Cash  and  cash equivalents
 at end of period             $    1       $   3,443          $   121       $   460        $   -        $  4,025
                         =============== ===============  ============== ============== ============ ==============


                                       THIRTEEN WEEKS ENDED MARCH 30, 2002 (PREDECESSOR)
                         ------------------------------------------------------------------------------------------
                            BPC Holding   Berry Plastics   Combined      Combined
                           Corporation    Corporation      Guarantor     Non-guarantor Consolidating
                            (PARENT)       (ISSUER)        SUBSIDIARIES  SUBSIDIARIES   ADJUSTMENTS   CONSOLIDATED
                         --------------- ---------------  -------------- -------------- ------------ --------------
CONSOLIDATING STATEMENT OF OPERATIONS
Net sales                     $   -        $  42,003        $  75,593        $ 5,338       $     -       $ 122,934
Cost of goods sold                -           26,786           58,757          4,756             -          90,299
                         --------------- ---------------  -------------- -------------- ------------ --------------
Gross profit                      -           15,217           16,836            582             -          32,635
Operating expenses               29            6,250            8,080            669             -          15,028
                         --------------- ---------------  -------------- -------------- ------------ --------------
Operating income (loss)         (29)           8,967            8,756            (87)            -          17,607
Other expenses                    -               81               63              -             -             144
Interest expense, net         4,354              433            7,386            633             -          12,806
Income taxes (benefit)         (155)               8                5             33             -            (109)
Equity in net (income)
 loss from subsidiary        (8,994)            (549)             753              -         8,790               -
                         --------------- ---------------  -------------- -------------- ------------ --------------
Net income (loss)           $ 4,766         $  8,994         $    549        $  (753)      $(8,790)       $  4,766
                         =============== ===============  ============== ============== ============ ==============

CONSOLIDATING STATEMENT OF CASH FLOWS
Net income (loss)           $ 4,766          $ 8,994         $    549        $  (753)      $(8,790)       $  4,766
Non-cash expenses               125            3,862            6,890            733             -          11,610
Equity in net (income)
 loss from subsidiary        (8,994)            (549)             753              -         8,790               -
Changes in working capital    4,075           (5,036)          (6,693)        (1,233)            -          (8,887)
                         --------------- ---------------  -------------- -------------- ------------ --------------
Net cash provided by (used
 for) operating activities     (28)            7,271            1,499         (1,253)            -           7,489
Net   cash  used   for
 investing activities            -            (6,152)          (6,781)           (66)            -         (12,999)
Net cash provided by (used
 for) financing activities    (411)           (1,050)           5,078          1,992             -           5,609
Effect  on  exchange  rate
 changes on cash                 -                 -                -           (557)            -            (557)
                         --------------- ---------------  -------------- -------------- ------------ --------------
Net increase (decrease) in
 cash and cash equivalents    (439)               69             (204)           116             -            (458)
Cash and cash  equivalents
 at beginning of period        440               121              410            261             -            1,232
                         --------------- ---------------  -------------- -------------- ------------ --------------
Cash  and cash equivalents
 at end of period           $    1           $   190         $    206        $   377       $     -        $     774
                         =============== ===============  ============== ============== ============ ==============


8. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

IN APRIL 2002, THE FINANCIAL ACCOUNTING STANDARDS BOARD ("FASB") ISSUED STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 145, RESCISSION OF FASB STATEMENTS NO. 4, 44 AND 64, AMENDMENT OF FASB STATEMENT NO. 13 AND TECHNICAL CORRECTIONS (SFAS NO. 145). UPON THE ADOPTION OF SFAS NO. 145, ALL GAINS AND LOSSES ON THE EXTINGUISHMENT OF DEBT FOR PERIODS PRESENTED IN THE FINANCIAL STATEMENTS WILL BE CLASSIFIED AS EXTRAORDINARY ITEMS ONLY IF THEY MEET THE CRITERIA IN APB OPINION NO. 30, REPORTING THE RESULTS OF OPERATIONS - REPORTING THE EFFECTS OF DISPOSAL OF A SEGMENT OF A BUSINESS, AND EXTRAORDINARY, UNUSUAL AND INFREQUENTLY OCCURRING EVENTS AND TRANSACTIONS (APB NO. 30). THE PROVISIONS OF SFAS NO. 145 RELATED TO THE RESCISSION OF FASB STATEMENT NO. 4 AND FASB STATEMENT NO. 64 SHALL BE APPLIED FOR FISCAL YEARS BEGINNING AFTER MAY 15, 2002. AS A RESULT, THE COMPANY WILL RECLASSIFY THE EXTRAORDINARY ITEM IN THE STATEMENTS OF
OPERATIONS TO CONTINUING OPERATIONS IN ITS 2003 THIRD QUARTER FINANCIAL STATEMENTS. ANY GAIN OR LOSS ON EXTINGUISHMENT OF DEBT THAT WAS CLASSIFIED AS AN EXTRAORDINARY ITEM IN PRIOR PERIODS PRESENTED THAT DOES NOT MEET THE CRITERIA IN OPINION 30 FOR CLASSIFICATION AS AN EXTRAORDINARY ITEM MUST BE RECLASSIFIED. THE PROVISIONS OF SFAS NO. 145 RELATED TO THE RESCISSION OF FASB STATEMENT NO. 44, THE AMENDMENT OF FASB STATEMENT NO. 113 AND TECHNICAL CORRECTIONS BECAME EFFECTIVE AS OF MAY 15, 2002 AND DID NOT HAVE A MATERIAL IMPACT ON THE COMPANY.

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS No.146). SFAS No. 146 nullifies Emerging Issues Task Force (EITF) Issue No, 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 generally requires companies to recognize costs associated with exit activities when they are incurred rather than at the date of a commitment to an exit or disposal plan and is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The initial adoption of this statement did not have a material impact on the Company.

On April 30, 2003, the FASB issued Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities ("SFAS No. 149"). SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133 and is to be applied prospectively to contracts entered into or modified after June 30, 2003. The Company is currently evaluating the effects, if any, that this standard will have on its results of operations and financial position.

Item 2.
      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                           RESULTS OF OPERATIONS

Unless the context requires otherwise, references in this Management's Discussion and Analysis of Financial Condition and Results of Operations to "BPC Holding" or "Holding" refer to BPC Holding Corporation, references to "we," "our" or "us" refer to BPC Holding Corporation together with its consolidated subsidiaries, and references to "Berry Plastics" or the "Company" refer to Berry Plastics Corporation, a wholly owned subsidiary of BPC Holding Corporation. You should read the following discussion in conjunction with the consolidated financial statements of Holding and its subsidiaries and the accompanying notes thereto, which information is included elsewhere herein. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in our Form 10-K in the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Factors Affecting Future Results" and other risk factors identified from time to time in our periodic filings with the Securities and Exchange Commission. Our actual results may differ materially from those contained in any forward-looking statements.

On July 22, 2002, GS Berry Acquisition Corp. (the "Buyer") a newly formed entity controlled by various private equity funds affiliated with Goldman, Sachs & Co., merged (the "Merger") with and into BPC Holding, pursuant to an agreement and plan of merger, dated as of May 25, 2002. At the effective time of the Merger, (1) each share of common stock of BPC Holding issued and outstanding immediately prior to the effective time of the Merger was converted into the right to receive cash pursuant to the terms of the merger agreement, and (2) each share of common stock of the Buyer issued and outstanding immediately prior to the effective time of the Merger was converted into one share of common stock of BPC Holding. Additionally, in connection with the Merger, we retired all of BPC Holding's senior secured notes and Berry Plastics' senior subordinated notes, repaid all amounts owed under our credit facilities, redeemed all of the outstanding preferred stock of BPC Holding, entered into a new credit facility and completed an offering of new senior subordinated notes of Berry Plastics. As a result of the Merger, private equity funds affiliated with Goldman Sachs own approximately 63% of the outstanding common stock of BPC Holding, private equity funds affiliated with J.P. Morgan Chase & Co. own approximately 29% and members of our management own the remaining 8%.

CRITICAL ACCOUNTING POLICIES

We disclose those accounting policies that we consider to be significant in determining the amounts to be utilized for communicating our consolidated financial position, results of operations and cash flows in the second note to our consolidated financial statements in our 2002 10-K. Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with these principles requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results are likely to differ from these estimates, but management does not believe such differences will materially affect our financial position or results of operations. We believe that the following accounting policies are the most critical because they have the greatest impact on the presentation of our financial condition and results of operations.

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

MEDICAL INSURANCE. We offer our employees medical insurance that is primarily self-insured by us. As a result, we accrue a liability for known claims as well as the estimated amount of expected claims incurred but not reported. We evaluate our medical claims liability on a quarterly basis and obtain an independent actuarial analysis on an annual basis. We accrue as a liability expected claims incurred but not reported and any known claims. Based on our analysis, we believe that our recorded medical claims liability is sufficient. Our accrued liability for medical claims was $1.5 million, including reserves for expected medical claims incurred but not reported as of March 29, 2003.

WORKERS' COMPENSATION INSURANCE. Starting in fiscal 2000, we converted the majority of our facilities to a large deductible program for workers' compensation insurance. On a quarterly basis, we evaluate our liability based on third-party adjusters' independent analyses by claim. Based on our analysis, we believe that our recorded workers' compensation liability is sufficient. Our accrued liability for workers' compensation claims was $1.5 million as of March 29, 2003.

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

ACQUISITIONS

We maintain a selective and disciplined acquisition strategy, which is focused on improving our financial performance in the long-term, enhancing our market positions and expanding our product lines or, in some cases, providing us with a new or complementary product line. We have historically acquired businesses with profit margins that are lower than that of our existing business, which results in a temporary decrease in our margins. We have historically achieved significant reductions in manufacturing and overhead costs of acquired companies by introducing advanced manufacturing processes, exiting low-margin businesses or product lines, reducing headcount, rationalizing facilities and machinery, applying best practices and capitalizing on economies of scale. In connection with our acquisitions, we have in the past and may in the future incur charges related to these reductions and rationalizations.

RESULTS OF OPERATIONS

13 WEEKS ENDED MARCH 29, 2003 (THE "QUARTER")
COMPARED TO 13 WEEKS ENDED MARCH 30, 2002 (THE "PRIOR QUARTER")

NET SALES. Net sales increased $2.5 million, or 2%, to $125.4 million for the Quarter from $122.9 million for the Prior Quarter with an approximate 3% inCREASE IN NET SELLING PRICE. CONTAINER NET SALES INCREASED $3.4 MILLION FROM THE PRIOR QUARTER TO $61.6 MILLION FOR THE QUARTER PRIMARILY AS A RESULT OF INCREASED SELLING PRICES AND GROWTH IN THE SPECIALTY PRODUCT LINE. CLOSURE NET SALES INCREASED $1.6 MILLION FROM THE PRIOR QUARTER TO $35.1 MILLION WITH THE CCL ACQUISITION PROVIDING NET SALES OF $0.7 MILLION IN THE QUARTER. CONSUMER PRODUCTS NET SALES FOR THE QUARTER WERE $28.7 MILLION COMPARED TO $31.3 MILLION IN THE PRIOR QUARTER. THIS $2.6 MILLION DECREASE CAN BE ATTRIBUTED TO A $5.0 MILLION SALE OF SPECIALTY DRINK CUPS PRIOR TO THE START OF THE DRINK CUP SEASON IN THE PRIOR QUARTER PARTIALLY OFFSET BY INCREASED SALES FROM THERMOFORMED DRINK CUPS.

GROSS PROFIT. Gross profit decreased by $1.5 million to $31.1 million (25% of net sales) for the Quarter from $32.6 million (27% of net sales) for the Prior Quarter. This decrease of 5% can be primarily attributable to the effects of net selling prices and raw material costs partially offset by the combined impact of the additional sales volume, acquisition integration and productivity improvement initiatives. We have continued to consolidate products and business of recent acquisitions to the most efficient tooling, providing customers with improved products and customer service. As part of the integration, we removed molding operations from our Fort Worth, Texas facility, which was acquired in the Pescor acquisition. Subsequently, in the fourth quarter of 2002, the Fort Worth facility was closed in our continued effort to reduce costs and provide improved customer service. The business from this location was distributed throughout our facilities. Also, significant productivity improvements were made since the Prior Quarter, including the addition of state-of-the-art injection molding equipment, molds and printing equipment at several of our facilities.

OPERATING EXPENSES. Selling expenses increased by $0.4 million to $6.2 million for the Quarter from $5.8 million for the Prior Quarter principally as a result of the increased revenue. General and administrative expenses decreased from $7.1 million for the Prior Quarter to $6.0 million for the Quarter. This decrease of $1.1 million is primarily attributable to decreased accrued bonus expenses. Research and development expenses increased by $0.3 million to $0.8 million in the Quarter primarily as a result of legal costs associated with patents and licenses. Amortization of intangibles increased $0.1 million from $0.5 million in the Prior Quarter as a result of additional intangible assets resulting from the Merger. During the Quarter, transition expenses were $0.3 million related to the shutdown and reorganization of facilities. In the Prior Quarter, transition expenses were $0.2 million related to acquisitions and $0.9 million related to the shutdown and reorganization of facilities.

INTEREST EXPENSE, NET. Net interest expense decreased $1.3 million to $11.5 million for the Quarter compared to $12.8 million for the Prior Quarter primarily due to decreased rates of interest on borrowings.

INCOME TAXES. For the Quarter, we recorded income tax expense of $2.5 million compared to an income tax benefit of $0.1 million for the Prior Quarter. The increase of $2.6 million can be attributed to the Merger as the use of net operating loss carryforwards is recorded as a reduction to goodwill as compared to a credit to income tax expense in the Prior Quarter. As a result of the Merger, the amount of the net operating loss carryforward which can be used in any given year will be limited to approximately $12 million.

NET INCOME. Net income is $3.1 million for the Quarter compared to $4.8 million for the Prior Quarter for the reasons discussed above.

LIQUIDITY AND CAPITAL RESOURCES

On July 22, 2002, we entered into a credit and guaranty agreement and a related pledge security agreement with a syndicate of lenders led by Goldman Sachs Credit Partners L.P., as administrative agent (the "Credit Facility"). The Credit Facility is comprised of (1) a $330.0 million term loan, (2) a $50.0 million delayed draw term loan facility, and (3) a $100.0 million revolving credit facility. The maturity date of the term loan is July 22, 2010, and the maturity date of the revolving credit facility and delayed draw term loan facility is July 22, 2008. The term loan was funded on the closing date and the proceeds were used in connection with the Merger to pay the cash consideration payable to stockholders, the costs of prepaying Company indebtedness and the transaction costs incurred in connection therewith. Amounts available under the delayed draw term loan facility may be borrowed (but not reborrowed) during the 18-month period beginning on July 22, 2002, provided that certain financial covenants are satisfied and no default or event of default exists at the time of borrowing. Delayed draw term loans may only be made in connection with permitted acquisitions. The indebtedness under the Credit Facility is guaranteed by BPC Holding and all of its domestic subsidiaries. The obligations of Berry Plastics under the Credit Facility and the guarantees thereof are secured by substantially all of the assets of such entities. At March 29, 2003, there were no borrowings outstanding on the delayed draw term loan facility.

Borrowings under the Credit Facility bear interest, at our option, at either
(1) the base rate, which is a rate per annum equal to the greater of the prime rate and the federal funds effective rate in effect on the date of determination plus 0.50% plus the applicable margin (the ``Base Rate Loans'') or (2) an adjusted Eurodollar Rate which is equal to the rate for Eurodollar deposits plus the applicable margin (the "Eurodollar Rate Loans"). For the term loan, the applicable margin is (1) with respect to Base Rate Loans, 2.00% per annum and (2) with respect to Eurodollar Rate Loans, 3.00% per annum. For Eurodollar Rate Loans under the delayed draw term loan facility and the revolving credit facility, the applicable margin is initially 2.75% per annum. After the end of the quarter ending March 29, 2003, the applicable margin for Eurodollar Rate Loans will range from 2.75% per annum to 2.00% per annum, depending on our leverage ratio. The applicable margin with respect to Base Rate Loans will always be 1.00% per annum less than the applicable margin for Eurodollar Rate Loans. Interest is payable quarterly for Base Rate Loans and at the end of the applicable interest period for all Eurodollar Rate Loans. The interest rate applicable to overdue payments and to outstanding amounts following an event of default under the Credit Facility is equal to the interest rate at the time of an event of default plus 2.00%. We also must pay commitment fees ranging from 0.375% per annum to 0.75% per annum on the average daily unused portion of the delayed draw term loan facility and revolving credit facility. In October 2002, pursuant to a requirement in the Credit Facility, we entered into an interest rate swap agreement with Goldman Sachs Capital Markets, L.P., which applies to $50.0 million of the term loans and protects both parties against fluctuations in interest rates. Under the interest rate swap agreement, the Eurodollar rate with respect to $50.0 million of the outstanding principal amount of the term loan will not exceed 6.75% or drop below 1.97%.

The Credit Facility contains significant financial and operating covenants, including prohibitions on our ability to incur certain additional indebtedness or to pay dividends, and restrictions on our ability to make capital expenditures and investments and dispose of assets or consummate acquisitions. The occurrence of a default, an event of default or a material adverse effect on Berry Plastics would result in our inability to obtain further borrowings under our revolving credit facility and could also result in the acceleration of our obligations under any or all of our debt agreements, each of which could materially and adversely affect our business. We were in compliance with all of the financial and operating covenants at March 29, 2003.

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

NET CASH PROVIDED BY OPERATING ACTIVITIES WAS $0.8 MILLION FOR THE QUARTER COMPARED TO $7.5 MILLION FOR THE PRIOR QUARTER. THE DECREASE OF $6.7 MILLION IS PRIMARILY THE RESULT OF TIMING OF INTEREST PAYMENTS ON OUR SUBORDINATED DEBT.

NET CASH USED BY INVESTING ACTIVITIES INCREASED BY $1.9 MILLION TO $14.9 MILLION FOR THE QUARTER FROM $13.0 MILLION FOR THE PRIOR QUARTER PRIMARILY DUE TO THE DIFFERENCE IN PRICE OF THE ACQUISITION OF ASSETS FROM CCL IN THE QUARTER AND THE ACQUISITION OF ASSETS FROM MOUNT VERNON PLASTICS CORPORATION IN THE PRIOR QUARTER. CAPITAL SPENDING OF $10.1 MILLION FOR THE QUARTER REPRESENTS AN INCREASE OF $0.3 MILLION FROM THE PRIOR QUARTER. THE QUARTER'S CAPITAL SPENDING INCLUDED $0.4 MILLION FOR BUILDINGS AND SYSTEMS, $4.3 MILLION FOR MOLDS, $3.8 MILLION FOR MOLDING AND PRINTING MACHINES, AND $1.6 MILLION FOR ACCESSORY EQUIPMENT AND SYSTEMS.

NET CASH PROVIDED BY FINANCING ACTIVITIES WAS $2.6 MILLION FOR THE QUARTER COMPARED TO $5.6 MILLION FOR THE PRIOR QUARTER. THE DECREASE OF $3.0 MILLION CAN BE PRIMARILY ATTRIBUTED TO DECREASED BORROWINGS.

INCREASED WORKING CAPITAL NEEDS OCCUR WHENEVER WE EXPERIENCE STRONG INCREMENTAL DEMAND OR A SIGNIFICANT RISE IN THE COST OF RAW MATERIAL, PARTICULARLY PLASTIC RESIN. HOWEVER, WE ANTICIPATE THAT OUR CASH INTEREST, WORKING CAPITAL AND CAPITAL EXPENDITURE REQUIREMENTS FOR 2003 WILL BE SATISFIED THROUGH A COMBINATION OF FUNDS GENERATED FROM OPERATING ACTIVITIES AND CASH ON HAND, TOGETHER WITH FUNDS AVAILABLE UNDER THE CREDIT FACILITY. WE BASE SUCH BELIEF ON HISTORICAL EXPERIENCE AND THE SUBSTANTIAL FUNDS AVAILABLE UNDER THE CREDIT FACILITY. HOWEVER, WE CANNOT PREDICT OUR FUTURE RESULTS OF OPERATIONS. AT MARCH 29, 2003, OUR CASH BALANCE WAS $4.0 MILLION, AND WE HAD UNUSED BORROWING CAPACITY UNDER THE CREDIT FACILITY'S REVOLVING LINE OF CREDIT OF $85.5 MILLION. HOWEVER, THE COVENANTS UNDER OUR CREDIT FACILITY MAY LIMIT OUR ABILITY TO MAKE SUCH BORROWINGS AND AS OF MARCH 29, 2003, WE COULD HAVE BORROWED $24.8 MILLION.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates primarily through our Credit Facility. The Credit Facility is comprised of (1) a $330.0 million term loan, (2) a $50.0 million delayed draw term loan facility, and (3) a $100.0 million revolving credit facility. At March 29, 2003, there were no borrowings outstanding on the delayed draw term loan facility. The net outstanding balance of the term loan and revolving line of credit at March 29, 2003 was $328.4 million and $5.0 million, respectively. Future borrowings under the Credit Facility bear interest, at our option, at either (1) the base rate, which is a rate per annum equal to the greater of the prime rate and the federal funds effective rate in effect on the date of determination plus 0.5% plus the applicable margin or (2) an adjusted Eurodollar Rate which is equal to the rate for Eurodollar deposits plus the applicable margin. We utilize interest rate instruments to reduce the impact of either increases or decreases in interest rates on its floating rate debt. Pursuant to a requirement in the Credit Facility and as a result of the current economic slowdown and corresponding interest rate reductions, we entered into an interest rate collar arrangement in October 2002 to protect $50.0 million of the outstanding variable rate term loan debt from future interest rate volatility. Under the interest rate collar agreement, the Eurodollar rate with respect to the $50.0 million of outstanding variable rate term loan debt will not exceed 6.75% or drop below 1.97%. At March 29, 2003, the Eurodollar rate applicable to the term loan and revolving line of credit was 1.35% and 1.33%, respectively. If the Eurodollar rate increases 0.25% and 0.5%, we estimate an annual increase in our interest expense of approximately $0.7 million and $1.4 million, respectively.

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

None

PART II.  OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

99.1 Certification of Ira G. Boots, President and Chief Executive Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification of James M. Kratochvil, Executive Vice President, Chief Financial Officer, Treasurer and Secretary, as required pursuant to
     Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K:

On April 21, 2003 we furnished a Current Report on Form 8-K (Items 7, 9, and
12) (event date April 21, 2003), attaching our first quarter earnings release dated April 21, 2003. On April 25, 2003, we furnished an amendment to this Current Report to correct certain formatting errors in the initial current report.

                                 SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                BPC Holding Corporation
                                Berry Plastics Corporation

May 12, 2003


                                By: /S/ JAMES M. KRATOCHVIL
                                ------------------------------------------
                                James M. Kratochvil
                                Executive Vice President, Chief Financial
                                Officer, Treasurer and Secretary of the
                                entities listed above (Principal Financial
                                and Accounting Officer)

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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrants as of, and for, the periods presented in this quarterly report;

4. The registrants' other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrants and we have:

  a) designed such disclosure controls and procedures to ensure that material information relating to the registrants, including their consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  b) evaluated the effectiveness of the registrants' disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  C)  PRESENTED  IN  THIS   QUARTERLY   REPORT  OUR  CONCLUSIONS  ABOUT  THE
  EFFECTIVENESS OF THE DISCLOSURE CONTROLS AND PROCEDURES BASED ON OUR EVALUATION AS OF THE EVALUATION DATE;

5. THE REGISTRANTS' OTHER CERTIFYING OFFICERS AND I HAVE DISCLOSED, BASED ON OUR MOST RECENT EVALUATION, TO THE REGISTRANTS' AUDITORS AND THE AUDIT COMMITTEES OF REGISTRANTS' BOARDS OF DIRECTORS (OR PERSONS PERFORMING THE EQUIVALENT FUNCTION):

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

6. THE REGISTRANTS' OTHER CERTIFYING OFFICERS AND I HAVE INDICATED IN THIS QUARTERLY REPORT WHETHER OR NOT THERE WERE SIGNIFICANT CHANGES IN INTERNAL CONTROLS OR IN OTHER FACTORS THAT COULD SIGNIFICANTLY AFFECT INTERNAL CONTROLS SUBSEQUENT TO THE DATE OF OUR MOST RECENT EVALUATION, INCLUDING ANY CORRECTIVE ACTIONS WITH REGARD TO SIGNIFICANT DEFICIENCIES AND MATERIAL WEAKNESSES.

DATE:  MAY 12, 2003


/S/ IRA G. BOOTS
------------------------------------
Ira G. Boots
President and Chief Executive Officer

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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrants as of, and for, the periods presented in this quarterly report;

4. The registrants' other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrants and we have:

  a) designed such disclosure controls and procedures to ensure that material information relating to the registrants, including their consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  b) evaluated the effectiveness of the registrants' disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  C)  PRESENTED  IN  THIS  QUARTERLY  REPORT  OUR  CONCLUSIONS   ABOUT   THE
  EFFECTIVENESS OF THE DISCLOSURE CONTROLS AND PROCEDURES BASED ON OUR EVALUATION AS OF THE EVALUATION DATE;

5. THE REGISTRANTS' OTHER CERTIFYING OFFICERS AND I HAVE DISCLOSED, BASED ON OUR MOST RECENT EVALUATION, TO THE REGISTRANTS' AUDITORS AND THE AUDIT COMMITTEES OF REGISTRANTS' BOARDS OF DIRECTORS (OR PERSONS PERFORMING THE EQUIVALENT FUNCTION):

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

6. THE REGISTRANTS' OTHER CERTIFYING OFFICERS AND I HAVE INDICATED IN THIS QUARTERLY REPORT WHETHER OR NOT THERE WERE SIGNIFICANT CHANGES IN INTERNAL CONTROLS OR IN OTHER FACTORS THAT COULD SIGNIFICANTLY AFFECT INTERNAL CONTROLS SUBSEQUENT TO THE DATE OF OUR MOST RECENT EVALUATION, INCLUDING ANY CORRECTIVE ACTIONS WITH REGARD TO SIGNIFICANT DEFICIENCIES AND MATERIAL WEAKNESSES.

DATE:  MAY 12, 2003


/S/ JAMES M. KRATOCHVIL
----------------------------
James M. Kratochvil
Executive Vice President,
Chief  Financial  Officer, Treasurer and
Secretary