Form 10-Q
period 2003-06-28
BPC HOLDING CORP; BERRY PLASTICS CORP
filed 2003-08-11
CIK 919465, 919463

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2003
                                     or
[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

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

As of July 31, 2003, there were outstanding 2,767,279 shares of the Common Stock, $.01 par value, of BPC Holding Corporation. As of July 31, 2003, there were outstanding 100 shares of the Common Stock, $.01 par value, of Berry Plastics Corporation.

         CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

  This Form 10-Q includes "forward-looking statements," within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), with respect to our financial condition, results of operations and business and our expectations or beliefs concerning future events. Such statements include, in particular, statements about our plans, strategies and prospects under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations". You can identify certain forward-looking statements by our use of forward-looking terminology such as, but not limited to, "believes," "expects," "anticipates," "estimates," "intends," "plans," "targets," "likely," "will," "would," "could" and similar expressions that identify forward-looking statements. All forward-looking statements involve risks and uncertainties. Many risks and uncertainties are inherent in our industry and markets. Others are more specific to our operations. The occurrence of the events described and the achievement of the expected results depend on many events, some or all of which are not predictable or within our control. Actual results may differ materially from the forward-looking statements contained in this Form 10-Q. Factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include:

1. changes in prices and availability of resin and other raw materials and our ability to pass on changes in raw material prices;
2.        catastrophic loss of our key manufacturing facility;
3. risks related to our acquisition strategy and integration of acquired businesses;
4. risks associated with our substantial indebtedness and debt service;
5.        performance of our business and future operating results;
6.        risks of competition in our existing and future markets;
7. general business and economic conditions, particularly an economic downturn;
8. increases in the cost of compliance with laws and regulations, including environmental laws and regulations; and
9. the factors discussed in our Form 10-K for the fiscal year ended December 28, 2002 in the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Factors Affecting Future Results."

     READERS SHOULD CAREFULLY REVIEW THE FACTORS DISCUSSED IN OUR FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 28, 2002 IN THE SECTION TITLED "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CERTAIN FACTORS AFFECTING FUTURE RESULTS" AND OTHER RISK FACTORS IDENTIFIED FROM TIME TO TIME IN OUR PERIODIC FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION AND SHOULD NOT PLACE UNDUE RELIANCE ON OUR FORWARD-LOOKING STATEMENTS. WE UNDERTAKE NO OBLIGATION TO UPDATE ANY FORWARD-LOOKING STATEMENTS TO REFLECT CHANGES IN UNDERLYING ASSUMPTIONS OR FACTORS, NEW INFORMATION, FUTURE EVENTS OR OTHER CHANGES.

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

                          BPC HOLDING CORPORATION


                              FORM 10-Q INDEX

                  FOR QUARTERLY PERIOD ENDED JUNE 28, 2003




                                                          PAGE NO.
Part I. Financial Information

      Item 1. Financial Statements:
              Consolidated Balance Sheets                                  4
              Consolidated Statements of Operations                        6
              Consolidated Statements of Changes in Stockholders' Equity   7
              Consolidated Statements of Cash Flows                        8
              Notes to Consolidated Financial Statements                   9

      Item 2. Management's Discussion and Analysis of
              Financial Condition and Results of Operations               21

      Item 3. Quantitative and Qualitative Disclosures about Market Risk  28
      Item 4. Controls and Procedures                                     28

PART II. OTHER INFORMATION

      Item 4. Submission of Matters to a Vote of Security Holders         29
      Item 6. Exhibits and Reports on Form 8-K                            29

SIGNATURE                                                                 30

PART 1.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                          BPC Holding Corporation
                        Consolidated Balance Sheets
                         (In Thousands of Dollars)

                                                            JUNE 28,      DECEMBER 28,
                                                             2003            2002
                                                          (UNAUDITED)
                                                          ----------      ----------
   Assets
   Current assets:
    Cash and cash equivalents                              $ 12,257        $ 15,613
    Accounts  receivable  (less allowance for doubtful
    accounts of $2,367 at June  28, 2003 and $1,990 at
    December 28, 2002)                                       73,351          56,765
    Inventories:
    Finished goods                                           46,734          50,002
    Raw materials and supplies                               13,779          14,730
                                                          ----------      ----------
                                                             60,513          64,732
    Prepaid expenses and other current assets                 7,421           7,018
                                                          ----------      ----------
   Total current assets                                     153,542         144,128

   Property and equipment:
    Land                                                      7,049           7,040
    Buildings and improvements                               50,288          49,966
    Machinery, equipment and tooling                        150,206         139,486
    Construction in progress                                 26,928          12,232
                                                          ----------      ----------
                                                            234,471         208,724
    Less accumulated depreciation                            34,892          15,592
                                                          ----------      ----------
                                                            199,579         193,132
   Intangible assets:
    Deferred financing fees, net                             18,839          20,116
    Customer relationships, net                              33,590          33,890
    Goodwill                                                331,647         336,260
    Trademarks                                               27,048          27,048
    Other intangibles, net                                    6,169           5,883
                                                          ----------      ----------
                                                            417,293         423,197
    Other                                                       144             119
                                                          ----------      ----------
   Total assets                                            $770,558        $760,576
                                                          ==========      ==========


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                          BPC Holding Corporation
                  Consolidated Balance Sheets (continued)
            (In Thousands of Dollars, except share information)

                                                            JUNE 28,      DECEMBER 28,
                                                             2003            2002
                                                          (UNAUDITED)
                                                          ----------      ----------
    LIABILITIES AND STOCKHOLDERS' EQUITY
    Current liabilities:
     Accounts payable                                      $ 33,829        $ 31,204
     Accrued expenses and other current liabilities          11,613           9,926
     Accrued interest                                        14,564          14,239
     Employee compensation and payroll taxes                 15,821          15,917
     Current portion of long-term debt                        8,922           8,641
                                                          ----------      ----------
    Total current liabilities                                84,749          79,927

    Long-term debt, less current portion                    597,876         601,302
    Deferred income taxes                                       676             640
    Other long-term liabilities                               3,916           3,544
                                                          ----------      ----------
    Total liabilities                                       687,217         685,413
    Stockholders' equity:
     Preferred Stock; $.01 par value:  500,000 shares
    authorized; 0 shares issued and outstanding                   -               -
     Common  Stock; $.01 par value:  5,000,000 shares
    authorized; 2,773,578 shares issued and 2,767,279
    shares outstanding                                           28              28
     Additional paid-in capital                             282,229         281,816
     Adjustment  of the carryover basis of continuing
    stockholders                                           (196,603)       (196,603)
     Notes receivable - common stock                        (14,744)        (14,399)
     Treasury stock:  6,299 shares Common Stock                (630)             -
     Retained earnings                                       10,800           3,179
    Accumulated other comprehensive income                    2,261           1,142
                                                          ----------      ----------
    Total stockholders' equity                               83,341          75,163
                                                          ----------      ----------
    Total liabilities and stockholders' equity             $770,558        $760,576
                                                          ==========      ==========



SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                          BPC Holding Corporation
                   Consolidated Statements of Operations
                         (In Thousands of Dollars)

                                            THIRTEEN WEEKS ENDED   TWENTY-SIX WEEKS ENDED
                                         ---------------------------------------------------
                                            COMPANY   PREDECESSOR   COMPANY   PREDECESSOR
                                         ---------------------------------------------------
                                             JUNE 28,    JUNE 29,     JUNE 28,   JUNE 29,
                                              2003        2002         2003       2002
                                         ---------------------------------------------------
                                                (UNAUDITED)              (UNAUDITED)
   Net sales                               $146,851   $127,989       $272,249   $250,923
   Cost of goods sold                       112,055     94,974        206,376    185,273
                                           --------   --------       --------   --------
   Gross profit                              34,796     33,015         65,873     65,650
   Operating expenses:
     Selling                                  6,002      5,155         12,204     10,934
     General and administrative               6,458      7,099         12,489     14,210
     Research and development                   853        758          1,617      1,305
     Amortization of intangibles                823        398          1,438        875
     Other expenses                           1,666      1,011          1,990      2,125
                                           --------   --------       --------   --------
   Operating income                          18,994     18,594         36,135     36,201

   Other expenses:
     Loss on disposal of property and
   equipment                                      -        147              -        291
                                           --------   --------       --------   --------
   Income before interest and taxes          18,994     18,447         36,135     35,910
   Interest:
     Expense                                (11,206)   (12,778)       (22,936)   (25,587)
     Income                                     195          1            407          4
                                           --------   --------       --------   --------
   Income before income taxes                 7,983      5,670         13,606     10,327
   Income taxes                               3,441        454          5,985        345
                                           --------   --------       --------   --------
   Net income                                 4,542      5,216          7,621      9,982
   PREFERRED STOCK DIVIDENDS                      -     (2,865)             -     (5,620)
   Amortization of preferred stock
   discount                                       -       (256)             -       (512)
                                           --------   --------       --------   --------
   Net income attributable to common
   stockholders                             $ 4,542    $ 2,095        $ 7,621    $ 3,850
                                           ========   ========       =========  ========




SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                            BPC Holding Corporation
          Consolidated Statements of Changes in Stockholders' Equity
                           (In Thousands of Dollars)

                                                           ADJUSTMENT
                                                           OF THE          NOTES
                                              ADDITIONAL   CARRYOVER     RECEIVABLE
                                    COMMON     PAID-IN     BASIS OF      - COMMON      TREASURY
                                    STOCK      CAPITAL     CONTINUING      STOCK         STOCK
                                                           STOCKHOLDERS
                                 ------------ ------------ ------------ ------------ ------------
Balance at December 28, 2002      $    28      $281,816     $(196,603)   $ (14,399)     $     -
                                 ------------ ------------ ------------ ------------ ------------
Interest  on  notes receivable          -             -             -         (386)           -
Exercise of stock options and
 purchase of treasury stock             -           413             -           41         (630)
Translation gain                        -             -             -            -            -
Other comprehensive losses              -             -             -            -            -
Net income                              -             -             -            -            -
                                 ------------ ------------ ------------ ------------ ------------
Balance at June 28, 2003         $     28      $282,229     $(196,603)   $ (14,744)     $  (630)
                                 ============ ============ ============ ============ ============


                                               ACCUMULATED
                                    RETAINED      OTHER
                                    EARNINGS  COMPREHENSIVE   TOTAL    COMPREHENSIVE
                                                  INCOME                INCOME (LOSS)
                                 ------------ ------------ ------------ ------------
Balance at December 28, 2002        $ 3,179       $ 1,142     $75,163      $     -
                                 ------------ ------------ ------------ ------------
Interest  on  notes receivable            -             -        (386)           -
Exercise of stock options and
 purchase of treasury stock               -             -        (176)           -
Translation gain                          -         1,460       1,460        1,460
Other comprehensive losses                -          (341)       (341)        (341)
Net income                            7,621             -       7,621        7,621
                                 ------------ ------------ ------------ ------------
Balance at June 28, 2003           $ 10,800       $ 2,261     $83,341      $ 8,740
                                 ============ ============ ============ ============



SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                          BPC Holding Corporation
                   Consolidated Statements of Cash Flows
                         (In Thousands of Dollars)

                                                        TWENTY-SIX WEEKS ENDED
                                                   ----------------------------------
                                                       COMPANY         PREDECESSOR
                                                   ---------------   ----------------
                                                       JUNE 28,         JUNE 29,
                                                         2003             2002
                                                   ----------------  ----------------
                                                               (UNAUDITED)
OPERATING ACTIVITIES
Net income                                            $  7,621          $  9,982
  Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation                                          19,241            21,098
  Non-cash interest expense                              1,200             1,262
  Amortization of intangibles                            1,438               875
  Loss on sale of property and equipment                     -               291
  Deferred income taxes                                  5,881                 -
  Changes in operating assets and liabilities:
    Accounts receivable, net                           (16,541)          (17,544)
    Inventories                                          4,402            (2,914)
    Prepaid expenses and other current assets             (305)            1,615
    Other assets                                             2            (2,319)
    Accrued interest                                       325               (86)
    Payables and accrued expenses                        4,131             4,780
                                                       --------          --------
Net cash provided by operating activities               27,395            17,040

INVESTING ACTIVITIES
Additions to property and equipment                    (21,242)          (17,675)
Proceeds from disposal of property and equipment             -                 2
Acquisitions of businesses                              (4,972)           (4,562)
                                                       --------          --------
Net cash used for investing activities                 (26,214)          (22,235)

FINANCING ACTIVITIES
Proceeds from long-term borrowings                         500            19,636
Payments on long-term borrowings                        (4,786)          (13,924)
Issuance of common stock                                     -                93
Purchase of treasury stock                                (176)                -
                                                       --------          --------
Net cash provided by (used for) financing activities    (4,462)            5,805
Effect of exchange rate changes on cash                    (75)             (735)
                                                       --------          --------
Net decrease in cash and cash equivalents               (3,356)             (125)
Cash and cash equivalents at beginning of period        15,613             1,232
                                                       --------          --------
Cash and cash equivalents at end of period            $ 12,257           $ 1,107
                                                       ========          ========




SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                          BPC Holding Corporation
                 Notes to Consolidated Financial Statements
            (In thousands of dollars, except as otherwise noted)
                                (Unaudited)

1.    Basis of Presentation

THE ACCOMPANYING UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS OF BPC HOLDING CORPORATION (THE "COMPANY") HAVE BEEN PREPARED IN ACCORDANCE WITH ACCOUNTING PRINCIPLES GENERALLY ACCEPTED IN THE UNITED STATES ("GAAP") FOR INTERIM FINANCIAL INFORMATION AND WITH THE INSTRUCTIONS FOR FORM 10-Q AND ARTICLE 10 OF REGULATION S-X. ACCORDINGLY, THEY DO NOT INCLUDE ALL OF THE INFORMATION AND FOOTNOTES REQUIRED BY GAAP FOR COMPLETE FINANCIAL STATEMENTS. IN THE OPINION OF MANAGEMENT, ALL ADJUSTMENTS (CONSISTING OF NORMAL RECURRING ADJUSTMENTS) CONSIDERED NECESSARY FOR A FAIR PRESENTATION HAVE BEEN INCLUDED. OPERATING RESULTS FOR THE PERIODS PRESENTED ARE NOT NECESSARILY INDICATIVE OF THE RESULTS THAT MAY BE EXPECTED FOR THE FULL FISCAL YEAR. THE ACCOMPANYING FINANCIAL STATEMENTS INCLUDE THE RESULTS OF BPC HOLDING CORPORATION ("HOLDING") AND ITS WHOLLY-OWNED SUBSIDIARY, BERRY PLASTICS CORPORATION ("BERRY"), AND ITS WHOLLY-OWNED SUBSIDIARIES: BERRY IOWA CORPORATION, BERRY TRI-PLAS CORPORATION, AEROCON, INC., PACKERWARE CORPORATION, BERRY PLASTICS DESIGN CORPORATION, VENTURE PACKAGING, INC. AND ITS SUBSIDIARIES VENTURE PACKAGING MIDWEST, INC. AND BERRY PLASTICS TECHNICAL SERVICES, INC., NIM HOLDINGS LIMITED AND ITS SUBSIDIARY BERRY PLASTICS U.K. LIMITED, KNIGHT PLASTICS, INC., CPI HOLDING CORPORATION AND ITS SUBSIDIARY CARDINAL PACKAGING, INC., POLY-SEAL CORPORATION, AND OCEISSE S.R.L. AND ITS SUBSIDIARY CAPSOL S.P.A. AS A RESULT OF THE MERGER DESCRIBED IN NOTE 2 BELOW, CERTAIN FINANCIAL INFORMATION HAS BEEN PRESENTED SEPARATELY FOR HOLDING'S PRIOR OWNERSHIP THROUGH THE MERGER DATE ("PREDECESSOR") AND SUBSEQUENT TO THE MERGER ("COMPANY"). FOR FURTHER INFORMATION, REFER TO THE CONSOLIDATED FINANCIAL STATEMENTS AND FOOTNOTES THERETO INCLUDED IN
HOLDING'S AND BERRY'S FORM 10-K FILED WITH THE SECURITIES AND EXCHANGE COMMISSION FOR THE YEAR ENDED DECEMBER 28, 2002.

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

On May 30, 2003, Berry acquired the injection molded overcap lid assets from APM Inc. located in Benicia, California ("APM Acquisition") for aggregate consideration, including expenses, of less than $1.0 million. The purchase price was preliminarily allocated to fixed assets and will be revised at a later date upon completion of the integration and finalization of expenses related to the acquisition. The purchase was financed through cash provided by operations. The operations from the APM Acquisition are included in Berry's operations since the acquisition date using the purchase method of accounting.

Pro forma results for the thirteen and twenty-six weeks ended June 28, 2003 and June 29, 2002 have not been presented, as they do not differ materially from reported historical results.

4.   LONG-TERM DEBT

Long-term debt consists of the following:

                                            JUNE 28,      DECEMBER 28,
                                              2003            2002
                                          -------------  --------------
Berry 10 3/4% Senior Subordinated Notes     $250,000        $250,000
Term loans                                   327,525         329,175
Revolving lines of credit                      1,278             692
Nevada Industrial Revenue Bonds                2,000           2,500
Capital leases                                25,995          27,576
                                            ---------       ---------
                                             606,798         609,943
Less current portion of long-term debt         8,922           8,641
                                            ---------       ---------
                                            $597,876        $601,302
                                            =========       =========



The current portion of long-term debt consists of $3.3 million of quarterly installments on the term loans, $0.5 million in repayments of the industrial bonds, and $5.1 million of monthly principal payments related to capital lease obligations.

In connection with the Merger, the Company entered into a credit and guaranty agreement and a related pledge security agreement with a syndicate of lenders led by Goldman Sachs Credit Partners L.P., as administrative agent (the "Credit Facility"). As of June 28, 2003, the Credit Facility provides (i) a $327.5 million term loan, (ii) a $50.0 million delayed draw term loan facility, and (iii) a $100.0 million revolving credit facility. The maturity date of the term loan is July 22, 2010, and the maturity date of the revolving credit facility is July 22, 2008. The indebtedness under the Credit Facility is guaranteed by Holding and all of its domestic subsidiaries. The obligations of the Company and the subsidiaries under the Credit Facility and the guarantees thereof are secured by substantially all of the assets of such entities.

The Credit Facility contains significant financial and operating covenants, including prohibitions on the ability to incur certain additional indebtedness or to pay dividends, and restrictions on the ability to make capital expenditures. Amounts available under the delayed draw term loan facility may be borrowed in connection with permitted acquisitions (but not reborrowed) during the 18-month period that began on July 22, 2002, subject to certain conditions. The Credit Facility also contains borrowing conditions and customary events of default, including nonpayment of principal or interest, violation of covenants, inaccuracy of representations and warranties, cross-defaults to other indebtedness, bankruptcy and other insolvency events (other than in the case of certain foreign subsidiaries). The Company was in compliance with all the financial and operating covenants at June 28, 2003. The term loan amortizes quarterly as follows: $825 each quarter through June 30, 2009 and $76,725 each quarter beginning September 30, 2009 and ending June 30, 2010. The delayed draw term loan facility will amortize quarterly commencing March 31, 2004 based on the amounts outstanding as of that date as follows: (i) 2% per quarter in 2004, (ii) 4% per quarter in 2005, (iii) 6% per quarter in 2006, (iv) 8% per quarter in 2007 and (v) 10% per quarter in each of the first two quarters in 2008.

Borrowings under the Credit Facility bear interest, at the Company's option, at either (i) a base rate (equal to the greater of the prime rate and the federal funds rate plus 0.5%) plus the applicable margin (the ``Base Rate Loans'') or (ii) an adjusted eurodollar LIBOR (adjusted for reserves) plus the applicable margin (the ``Eurodollar Rate Loans''). With respect to the term loan, the ``applicable margin'' is (i) with respect to Base Rate Loans, 2.00% per annum and (ii) with respect to Eurodollar Rate Loans, 3.00% per annum. With respect to the delayed draw term loan facility and the revolving credit facility, the ``applicable margin'' is, with respect to Eurodollar Rate Loans, subject to a pricing grid which ranges from 2.75% per annum to 2.00% per annum (2.75% based on results through June 28, 2003), depending on the leverage ratio. The ``applicable margin'' with respect to Base Rate Loans is 1.00% per annum less than the ``applicable margin'' for Eurodollar Rate Loans. In October 2002, Berry entered into an interest rate collar arrangement to protect $50.0 million of the outstanding variable rate term loan debt from future interest rate volatility. The collar floor is set at 1.97% LIBOR (London Interbank Offering Rate) and capped at 6.75% LIBOR. At June 28, 2003, shareholders' equity has been reduced by $0.9 million to adjust the agreement to fair market value. At June 28, 2003, the Company had unused borrowing capacity under the Credit Facility's revolving line of credit of $94.1 million. However, covenants under the Credit Facility limit the Company's ability to make such borrowings and as of June 28, 2003, the Company could have borrowed $29.4 million.

5.   STOCK-BASED COMPENSATION

The Company has adopted the disclosure provisions of Statement of Financial Accounting Standards (SFAS) No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123". The Statement requires prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees." Under the intrinsic method, no compensation expense has been recognized for stock options granted to employees. The fair value for options granted by Holding have been estimated at the date of grant using a Black Scholes option pricing model with the following weighted average assumptions:

                               THIRTEEN WEEKS ENDED   TWENTY-SIX WEEKS ENDED
                             -------------------------------------------------
                               COMPANY  PREDECESSOR    COMPANY  PREDECESSOR
                             -------------------------------------------------
                               JUNE 28,   JUNE 29,      JUNE 28,    JUNE 29,
                                 2003       2002         2003        2002
                             -------------------------------------------------
  Risk-free interest rate        4.0%       4.0%          4.0%        4.0%
  Dividend yield                 0.0%       0.0%          0.0%        0.0%
  Volatility factor              .25        .25           .25         .25
  Expected option life          5.0 years  5.0 years     5.0 years   5.0 years

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

                                         THIRTEEN WEEKS ENDED    TWENTY-SIX WEEKS ENDED
                                       --------------------------------------------------
                                         COMPANY  PREDECESSOR     COMPANY  PREDECESSOR
                                       --------------------------------------------------
                                         JUNE 28,   JUNE 29,       JUNE 28,   JUNE 29,
                                           2003       2002           2003       2002
                                       --------------------------------------------------
Reported net income                       $4,542    $5,216          $7,621      $9,982
Stock-based employee compensation
 expense included in reported
 income, net of tax                            -         -               -           -
Total stock-based employee compensation
 expense determined under fair value
 based method, for all awards,
 net of tax                                 (500)     (144)         (1,018)       (288)
                                         ---------  ---------      ---------   ---------
Pro forma net income                      $4,042     $5,072         $6,603       $9,694
                                         =========  =========      =========   =========



6. OPERATING SEGMENTS

The Company has three reportable segments: containers, closures, and consumer products. The Company evaluates performance and allocates resources based on operating income before depreciation and amortization of intangibles adjusted to exclude (i) Merger expense, (ii) Holding's professional expense, (iii) uncompleted acquisition expense, (iv) acquisition integration expense, (v) plant shutdown expense, (vi) non-cash compensation, and (vii) management fees and reimbursed expenses paid to First Atlantic Capital, Ltd. ("Adjusted EBITDA"). Adjusted EBITDA is not a measure of performance under GAAP and has been presented because we believe that investors use Adjusted EBITDA to analyze operating performance, which includes the company's ability to incur additional indebtedness and to service existing indebtedness. Adjusted EBITDA should not be considered in isolation or as a substitute for net income, net cash from operating activities or other income or cash flow statement data prepared in accordance with GAAP. In addition, comparability to other companies using similarly titled measures is not recommended due to differences in the definitions and methods of calculation used by various companies. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in the Company's Form 10-K filed with the Securities and Exchange Commission for the year ended December 28, 2002.

                                         Thirteen Weeks Ended    Twenty-six Weeks Ended
                                     -------------------------------------------------------
                                         COMPANY   PREDECESSOR    COMPANY   PREDECESSOR
                                     -------------------------------------------------------
                                         JUNE 28,    JUNE 29,     JUNE 28,    JUNE 29,
                                           2003        2002         2003        2002
                                     -------------------------------------------------------
Net sales:
  Containers                            $ 73,360    $ 64,437    $ 134,921    $ 122,614
  Closures                                37,913      34,364       73,016       67,828
  Consumer Products                       35,578      29,188       64,312       60,481
Adjusted EBITDA:
  Containers                              18,068      17,321       33,762       33,180
  Closures                                 7,870       8,479       15,473       15,929
  Consumer Products                        5,247       5,162        9,565       11,568
Total assets:
  Containers                             351,239     209,875      351,239      209,875
  Closures                               238,598     163,815      238,598      163,815
  Consumer Products                      180,721     102,500      180,721      102,500
 Reconciliation of Adjusted EBITDA
 to income before income taxes:
  Adjusted EBITDA for reportable
    Segments                            $ 31,185   $  30,962     $ 58,800    $  60,677
  Net interest expense                   (11,011)    (12,777)     (22,529)     (25,583)
  Depreciation                            (9,706)    (10,740)     (19,241)     (21,098)
  Amortization                              (823)       (398)      (1,438)        (875)
  Loss on disposal of property and
  equipment                                    -        (147)           -         (291)
  Uncompleted acquisition expense         (1,000)          -       (1,000)           -
  expense
  Acquisition integration expense           (518)       (804)        (520)      (1,379)
  Plant shutdown expense                    (144)       (208)        (466)        (747)
  Holding's professional expense               -         (21)           -          (49)
  Management fees                              -        (197)           -         (328)
                                        ---------    ---------   ---------     ---------
  Income before income taxes            $  7,983     $  5,670    $ 13,606     $ 10,327
                                        =========    =========   =========     =========



7. CONDENSED CONSOLIDATING FINANCIAL INFORMATION

Holding conducts its business through its wholly owned subsidiary, Berry. Holding and all of Berry's domestic subsidiaries fully, jointly, severally, and unconditionally guarantee on a senior subordinated basis the $250.0 million aggregate principal amount of 10 3/4 % Berry Plastics Corporation Senior Subordinated Notes due 2012. Berry and all of Berry's subsidiaries are 100% owned by Holding. Separate narrative information or financial statements of guarantor subsidiaries have not been included as management believes they would not be material to investors. Presented below is condensed consolidating financial information for Holding, Berry, and its subsidiaries at June 28, 2003 and December 28, 2002 and for the thirteen and twenty-six week periods ended June 28, 2003 and June 29, 2002. The equity method has been used with respect to investments in subsidiaries.

                                                          June 28, 2003 (COMPANY)
                         ------------------------------------------------------------------------------------------
                           BPC Holding   Berry Plastics    Combined       Combined
                           Corporation    Corporation      Guarantor     Non-guarantor Consolidating
                            (PARENT)       (ISSUER)        SUBSIDIARIES  SUBSIDIARIES   ADJUSTMENTS   CONSOLIDATED
                         --------------- ---------------  -------------- -------------- ------------ --------------
CONSOLIDATING BALANCE SHEET
Current assets                  $   1       $ 61,446        $  79,478       $  12,617    $       -        $ 153,542
Net property and equipment          -         76,818          104,590          18,171            -          199,579
Other noncurrent assets        81,082        594,067          256,442          11,164     (525,318)         417,437
                          ------------   ------------     ------------    ------------  ------------    ------------
Total assets                  $81,083      $ 732,331        $ 440,510        $ 41,952    $(525,318)       $ 770,558
                          ============   ============     ============    ============  ============    ============

Current liabilities           $     -      $  51,929        $  25,378        $  7,442    $       -        $  84,749
Noncurrent liabilities         (2,258)       597,036          454,616          25,582     (472,508)         602,468
Equity (deficit)               83,341         83,366          (39,484)          8,928      (52,810)          83,341
                          ------------   ------------     ------------    ------------  ------------    ------------
Total liabilities and
equity (deficit)             $ 81,083      $ 732,331        $ 440,510        $ 41,952    $(525,318)       $ 770,558
                          ============   ============     ============    ============  ============    ============


                                              DECEMBER 28, 2002 (COMPANY)
                          ------------------------------------------------------------------------------------
                          BPC Holding   Berry Plastics   Combined      Combined
                          Corporation    Corporation     Guarantor   Non-guarantor  Consolidating
                            (PARENT)       (ISSUER)     SUBSIDIARIES SUBSIDIARIES   ADJUSTMENTS   CONSOLIDATED
                          ------------ --------------- ------------- -------------- ------------- ------------

CONSOLIDATING BALANCE SHEET

Current assets                  $  1         $58,995       $ 73,940      $ 11,192       $    -      $ 144,128
Net property and equipment         -          68,431        108,567        16,134            -        193,132
Other noncurrent assets       74,021         650,613        314,099        11,129     (626,546)       423,316
                          ------------ --------------- ------------- -------------- ------------- ------------
Total assets                 $74,022        $778,039       $496,606      $ 38,455    $(626,546)      $760,576
                          ============ =============== ============= ============== ============= ============

Current liabilities          $     -        $ 52,111       $ 21,142       $ 6,674    $       -       $ 79,927
Noncurrent liabilities        (1,141)        600,539        449,814        22,925     (466,651)       605,486
Equity (deficit)              75,163         125,389         25,650         8,856     (159,895)        75,163
                          ------------ --------------- ------------- -------------- ------------- ------------
Total liabilities and
 equity (deficit)            $74,022        $778,039      $ 496,606      $ 38,455    $(626,546)      $760,576
                          ============ =============== ============= ============== ============= ============

                                       THIRTEEN WEEKS ENDED JUNE 28, 2003 (COMPANY)
                         ------------------------------------------------------------------------------------------
                           BPC Holding   Berry Plastics    Combined       Combined
                           Corporation    Corporation      Guarantor     Non-guarantor Consolidating
                            (PARENT)       (ISSUER)        SUBSIDIARIES  SUBSIDIARIES   ADJUSTMENTS   CONSOLIDATED
                         --------------- ---------------  -------------- -------------- ------------ --------------
CONSOLIDATING STATEMENT OF OPERATIONS

Net sales                    $     -        $ 55,010         $ 86,298       $  5,543       $      -     $ 146,851
Cost of goods sold                 -          38,614           68,358          5,083              -       112,055
                          ------------    -------------   -------------  -------------   -----------  ------------
Gross profit                       -          16,396           17,940            460              -        34,796
Operating expenses                 -           7,578            7,255            969              -        15,802
                          ------------    -------------   -------------  -------------   -----------  ------------
Operating income (loss)            -           8,818           10,685           (509)             -        18,994
Other expenses                     -               -                -              -              -             -
Interest expense, net           (191)           (327)          11,152            377              -        11,011
Income taxes (benefit)            10           3,424               68            (61)             -         3,441
Equity in net (income)loss
 from subsidiary              (4,361)          1,360              825              -          2,176             -
                          ------------   -------------    -------------  -------------   -----------  ------------
Net income (loss)            $ 4,542        $  4,361         $ (1,360)      $   (825)      $ (2,176)     $  4,542
                          ============   =============    =============  =============   ===========  ============


                                         THIRTEEN WEEKS ENDED JUNE 29, 2002 (PREDECESSOR)
                         ------------------------------------------------------------------------------------------
                           BPC Holding   Berry Plastics    Combined       Combined
                           Corporation    Corporation      Guarantor     Non-guarantor Consolidating
                            (PARENT)       (ISSUER)        SUBSIDIARIES  SUBSIDIARIES   ADJUSTMENTS   CONSOLIDATED
                         --------------- ---------------  -------------- -------------- ------------ --------------
CONSOLIDATING STATEMENT OF OPERATIONS

Net sales                    $     -       $  45,035         $ 77,944       $  5,010       $      -      $127,989
COST OF GOODS SOLD                 -          30,028           60,415          4,531              -        94,974
                          ------------   -------------    -------------  -------------   -----------  ------------
Gross profit                       -          15,007           17,529            479              -        33,015
OPERATING EXPENSES                22           5,636            8,004            759              -        14,421
                          ------------   -------------    -------------  -------------   -----------  ------------
Operating income (loss)          (22)          9,371            9,525           (280)             -        18,594
OTHER EXPENSES                     -              18              129              -              -           147
INTEREST EXPENSE, NET          4,378             940            6,701            758              -        12,777
INCOME TAXES (BENEFIT)        (8,100)          8,113               98            343              -           454
EQUITY IN NET (INCOME) LOSS
 FROM SUBSIDIARY              (1,516)         (1,216)           1,381              -          1,351             -
                          ------------   -------------    -------------  -------------   -----------  ------------
Net income (loss)            $ 5,216       $   1,516         $  1,216       $ (1,381)      $ (1,351)     $  5,216
                          ============   =============    =============  =============   ===========  ============


                                       TWENTY-SIX WEEKS ENDED JUNE 28, 2003 (COMPANY)
                         ------------------------------------------------------------------------------------------
                           BPC Holding   Berry Plastics    Combined       Combined
                           Corporation    Corporation      Guarantor     Non-guarantor Consolidating
                            (PARENT)       (ISSUER)        SUBSIDIARIES  SUBSIDIARIES   ADJUSTMENTS   CONSOLIDATED
                         --------------- ---------------  -------------- -------------- ------------ --------------
Consolidating Statement of Operations

Net sales                     $    -        $ 101,414       $ 159,778     $  11,057      $      -       $ 272,249
Cost of goods sold                 -           70,223         125,947        10,206             -         206,376
                          ------------   -------------    -------------  -------------   -----------  ------------
Gross profit                       -           31,191          33,831           851             -          65,873
Operating expenses                 -           13,347          14,858         1,533             -          29,738
                          ------------   -------------    -------------  -------------   -----------  ------------
Operating income (loss)            -           17,844          18,973          (682)            -          36,135
Other expenses                     -                -               -             -             -               -
Interest expense, net           (392)            (144)         22,342           723             -          22,529
Income taxes (benefit)            17            5,914              68           (14)            -           5,985
Equity in net (income)
 loss from subsidiary         (7,246)           4,828           1,391             -          1,027              -
                          ------------   -------------    -------------  -------------   -----------  ------------
Net income (loss)            $ 7,621        $   7,246       $  (4,828)     $  (1,391)     $ (1,027)     $   7,621
                          ============   =============    =============  =============   ===========  ============

CONSOLIDATING STATEMENT OF CASH FLOWS

Net income (loss)           $  7,621        $   7,246        $ (4,828)     $  (1,391)     $ (1,027)     $   7,621
Non-cash expenses              (385)           13,255          13,246          1,644             -         27,760
Equity in net (income)
 loss from subsidiary        (7,246)            4,828           1,391              -         1,027              -
Changes in working capital        -            (5,486)         (2,218)          (282)            -         (7,986)
                          ------------   -------------    -------------  -------------   -----------  ------------
Net cash provided by (used
 for) operating activities      (10)           19,843           7,591            (29)            -         27,395
Net cash used for
 investing activities             -           (15,511)         (8,093)        (2,610)            -        (26,214)
Net cash provided by (used
 for)financing activities        10            (8,036)            550          3,014             -         (4,462)
Effect on exchange rate
  changes on cash                 -                 -               -            (75)            -            (75)
                          ------------   -------------    -------------  -------------   -----------  ------------
Net increase (decrease)in
 cash and cash equivalents        -            (3,704)             48            300             -         (3,356)
Cash and cash equivalents
 at beginning of period           1            15,156             264            192             -         15,613
                          ------------   -------------    -------------  -------------   -----------  ------------
Cash and cash equivalents
 at end of period           $     1         $  11,452        $    312      $     492      $      -      $  12,257
                          ============   =============    =============  =============   ===========  ============


                                       TWENTY-SIX WEEKS ENDED JUNE 29, 2002 (PREDECESSOR)
                         ------------------------------------------------------------------------------------------
                           BPC Holding   Berry Plastics    Combined       Combined
                           Corporation    Corporation      Guarantor     Non-guarantor Consolidating
                            (PARENT)       (ISSUER)        SUBSIDIARIES  SUBSIDIARIES   ADJUSTMENTS   CONSOLIDATED
                         --------------- ---------------  -------------- -------------- ------------ --------------
Consolidating Statement of Operations

Net sales                    $     -        $  87,040       $ 153,536       $  10,347     $      -       $ 250,923
Cost of goods sold                 -           56,814         119,172           9,287            -         185,273
                          ------------   -------------    -------------  -------------   -----------   ------------
Gross profit                       -           30,226          34,364           1,060            -          65,650
Operating expenses                51           11,883          16,086           1,429            -          29,449
                          ------------   -------------    -------------  -------------   -----------   ------------
Operating income (loss)          (51)          18,343          18,278            (369)           -          36,201
Other expenses                     -               98             193               -            -             291
Interest expense, net          8,731            1,374          14,087           1,391            -          25,583
Income taxes (benefit)        (8,253)           8,121             102             375            -             345
Equity in net (income)
 loss from subsidiary        (10,511)          (1,761)          2,135               -       10,137               -
                          ------------   -------------    -------------  -------------   -----------   ------------
Net income (loss)            $ 9,982        $  10,511       $   1,761       $  (2,135)    $(10,137)      $   9,982
                          ============   =============    =============  =============   ===========   ============

CONSOLIDATING STATEMENT OF CASH FLOWS

Net income (loss)            $ 9,982        $  10,511       $   1,761       $  (2,135)    $(10,137)      $   9,982
Non-cash expenses                250            7,614          14,114           1,548            -          23,526
Equity in net (income)
 loss from subsidiary        (10,511)          (1,761)         (2,135)              -       10,137               -
Changes in working capital      (154)          (9,860)         (6,076)           (378)           -         (16,468)
                          ------------   -------------    -------------  -------------   -----------   ------------
Net cash provided by (used
 for)operating activities       (433)           6,504          11,934            (965)           -          17,040
Net cash used for investing
 activities                        -           (5,847)        (15,988)           (400)           -         (22,235)
Net cash provided by (used
 for) financing activities        (6)            (156)          3,944           2,023            -           5,805
Effect on exchange rate
 changes on cash                   -                -               -            (735)           -            (735)
                          ------------   -------------    -------------  -------------   -----------   ------------
Net increase (decrease)in
 cash and cash equivalents      (439)             501            (110)            (77)           -            (125)
Cash and cash equivalents
 at beginning of period          440              121             410             261            -           1,232
                          ------------   -------------    -------------  -------------   -----------   ------------
Cash and cash equivalents
 at end of period            $     1        $     622       $     300       $     184     $      -       $   1,107
                          ============   =============    =============  =============   ===========   ============


8.   COMPREHENSIVE INCOME

Comprehensive income is comprised of net income and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized losses on derivative financial instruments and gains or losses resulting from currency translations of foreign investments. The details of comprehensive income are as follows:

                                    Thirteen Weeks Ended  Twenty-six Weeks Ended
                                   ----------------------------------------------
                                    COMPANY   PREDECESSOR    COMPANY  PREDECESSOR
                                   ----------------------------------------------
                                     JUNE 28,  JUNE 29,      JUNE 28,    JUNE 29,
                                       2003      2002          2003        2002
                                   ----------------------------------------------
Net income                           $4,542     $5,216       $7,621      $9,982
Unrealized loss on derivatives         (253)         -         (341)          -
Currency translation                  1,487      1,066        1,460         779
                                   ----------  ----------  ----------  ----------
Comprehensive income                 $5,776     $6,282       $8,740     $10,761
                                   ==========  ==========  ==========  ==========


9.   RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

IN APRIL 2002, THE FINANCIAL ACCOUNTING STANDARDS BOARD ("FASB") ISSUED STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 145, RESCISSION OF FASB
STATEMENTS NO. 4, 44 AND 64, AMENDMENT OF FASB STATEMENT NO. 13 AND TECHNICAL CORRECTIONS ("SFAS NO. 145"). UPON THE ADOPTION OF SFAS NO. 145, ALL GAINS AND LOSSES ON THE EXTINGUISHMENT OF DEBT FOR PERIODS PRESENTED IN THE FINANCIAL STATEMENTS WILL BE CLASSIFIED AS EXTRAORDINARY ITEMS ONLY IF THEY MEET THE CRITERIA IN APB OPINION NO. 30, REPORTING THE RESULTS OF OPERATIONS - REPORTING THE EFFECTS OF DISPOSAL OF A SEGMENT OF A BUSINESS, AND EXTRAORDINARY, UNUSUAL AND INFREQUENTLY OCCURRING EVENTS AND TRANSACTIONS ("APB NO. 30"). THE PROVISIONS OF SFAS NO. 145 RELATED TO THE RESCISSION OF FASB STATEMENT NO. 4 AND FASB STATEMENT NO. 64 SHALL BE APPLIED FOR FISCAL YEARS BEGINNING AFTER MAY 15, 2002. ANY GAIN OR LOSS ON EXTINGUISHMENT OF DEBT THAT WAS CLASSIFIED AS AN EXTRAORDINARY ITEM IN PRIOR PERIODS PRESENTED THAT DOES NOT MEET THE CRITERIA IN OPINION 30 FOR CLASSIFICATION AS AN EXTRAORDINARY ITEM MUST BE RECLASSIFIED. AS A RESULT, THE COMPANY WILL RECLASSIFY THE EXTRAORDINARY ITEM IN THE STATEMENTS OF OPERATIONS TO CONTINUING OPERATIONS IN ITS 2003 THIRD QUARTER FINANCIAL STATEMENTS. THE PROVISIONS OF SFAS NO. 145 RELATED TO THE RESCISSION OF FASB STATEMENT NO. 44, THE AMENDMENT OF FASB STATEMENT NO. 13 AND TECHNICAL CORRECTIONS BECAME EFFECTIVE AS OF MAY 15, 2002 AND DID NOT HAVE A MATERIAL IMPACT ON THE COMPANY.

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS No.146"). SFAS No. 146 nullifies Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 generally requires companies to recognize costs associated with exit activities when they are incurred rather than at the date of a commitment to an exit or disposal plan and is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The initial adoption of this statement did not have a material impact on the Company.

In January 2003, the FASB issued  Interpretation  No.  46,  Consolidation of
Variable Interest Entities ("FIN No. 46"). FIN No. 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, in determining whether a reporting entity should consolidate certain legal entities, including partnerships, limited liability companies, or trusts, among others, collectively defined as variable interest entities ("VIEs"). This interpretation applies to VIEs created or obtained after January 31, 2003, and as of July 1, 2003, to VIEs in which an enterprise holds a variable interest that it acquired before February 1, 2003. The initial adoption of this statement did not have a material impact on the Company.

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities ("SFAS No. 149"). SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133 and is to be applied prospectively to contracts entered into or modified after June 30, 2003. The Company is currently evaluating the effects, if any, that this standard will have on its results of operations and financial position.

In May 2003, the FASB issued Statement of Financial Accounting Standards No.150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity ("SFAS No. 150"). This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003. The adoption of this statement does not result in any material change to the Company's existing reporting.

Item 2.
      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                           RESULTS OF OPERATIONS

Unless the context requires otherwise, references in this Management's Discussion and Analysis of Financial Condition and Results of Operations to "BPC Holding" or "Holding" refer to BPC Holding Corporation, references to "we," "our" or "us" refer to BPC Holding Corporation together with its consolidated subsidiaries, and references to "Berry Plastics" or the "Company" refer to Berry Plastics Corporation, a wholly owned subsidiary of BPC Holding Corporation. You should read the following discussion in conjunction with the consolidated financial statements of Holding and its subsidiaries and the accompanying notes thereto, which information is included elsewhere herein. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in our Form 10-K for the fiscal year ended December 28, 2002 in the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Factors Affecting Future Results" and other risk factors identified from time to time in our periodic filings with the Securities and Exchange Commission. Our actual results may differ materially from those contained in any forward-looking statements. You should read the explanation of the qualifications and limitations on these forward-looking statements on page 2 of this report.

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

ACCOUNTS RECEIVABLE. We evaluate our allowance for doubtful accounts on a quarterly basis and review any significant customers with delinquent balances to determine future collectibility. We base our determinations on legal issues (such as bankruptcy status), past history, current financial and credit agency reports, and the experience of our credit representatives. We reserve accounts that we deem to be uncollectible in the quarter in which we make the determination. We maintain additional reserves based on our historical bad debt experience. We believe that, based on past history and our credit policies, the net accounts receivable are of good quality.

MEDICAL INSURANCE. We offer our employees medical insurance that is primarily self-insured by us. As a result, we accrue a liability for known claims as well as the estimated amount of expected claims incurred but not reported. We evaluate our medical claims liability on a quarterly basis and obtain an independent actuarial analysis on an annual basis. We accrue as a liability expected claims incurred but not reported and any known claims. Based on our analysis, we believe that our recorded medical claims liability is sufficient. Our accrued liability for medical claims was $1.7 million, including reserves for expected medical claims incurred but not reported, as of June 28, 2003.

WORKERS' COMPENSATION INSURANCE. Starting in fiscal 2000, we converted the majority of our facilities to a large deductible program for workers' compensation insurance. On a quarterly basis, we evaluate our liability based on third-party adjusters' independent analyses by claim. Based on our analysis, we believe that our recorded workers' compensation liability is sufficient. Our accrued liability for workers' compensation claims was $1.6 million as of June 28, 2003.

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

RESULTS OF OPERATIONS

13 WEEKS ENDED JUNE 28, 2003 (THE "QUARTER")
COMPARED TO 13 WEEKS ENDED JUNE 29, 2002 (THE "PRIOR QUARTER")

NET SALES. Net sales increased $18.9 million, or 15%, to $146.9 million for the Quarter from $128.0 million for the Prior Quarter with an approximate 8% inCREASE IN NET SELLING PRICE DUE TO HIGHER RESIN COSTS. CONTAINER NET SALES INCREASED $9.0 MILLION FROM THE PRIOR QUARTER TO $73.4 MILLION FOR THE QUARTER, WITH THE APM ACQUISITION PROVIDING NET SALES OF $0.1 MILLION FOR THE QUARTER. THE INCREASE IS PRIMARILY A RESULT OF INCREASED SELLING PRICES AND BASE BUSINESS GROWTH IN SEVERAL OF THE DIVISION'S PRODUCT LINES. CLOSURE NET SALES INCREASED $3.5 MILLION FROM THE PRIOR QUARTER TO $37.9 MILLION WITH THE CCL ACQUISITION PROVIDING NET SALES OF $1.9 MILLION IN THE QUARTER. CONSUMER PRODUCTS NET SALES FOR THE QUARTER WERE $35.6 MILLION COMPARED TO $29.2 MILLION IN THE PRIOR QUARTER. THIS $6.4 MILLION INCREASE CAN BE PRIMARILY ATTRIBUTED TO INCREASED SALES FROM THERMOFORMED DRINK CUPS.

GROSS PROFIT. Gross profit increased by $1.8 million to $34.8 million (24% of net sales) for the Quarter from $33.0 million (26% of net sales) for the Prior Quarter. This increase of 5% can be primarily attributable to the combined impact of the additional sales volume, acquisition integration and productivity improvement initiatives partially offset by the effects of net selling prices and raw material costs. We have continued to consolidate products and business of recent acquisitions to the most efficient tooling, providing customers with improved products and customer service. As part of the integration, we removed molding operations from our Fort Worth, Texas facility, which was acquired in the Pescor acquisition. Subsequently, in the fourth quarter of 2002, the Fort Worth facility was closed in our continued effort to reduce costs and provide improved customer service. The business from this location was distributed throughout our facilities. Also, significant productivity improvements were made since the Prior Quarter, including the addition of state-of-the-art injection molding equipment, molds and printing equipment at several of our facilities.

OPERATING EXPENSES. Selling expenses increased by $0.8 million to $6.0 million for the Quarter from $5.2 million for the Prior Quarter principally as a result of increased revenue. General and administrative expenses decreased from $7.1 million for the Prior Quarter to $6.5 million for the Quarter. This decrease of $0.6 million is primarily attributable to decreased accrued bonus expenses and cost reduction efforts. Research and development expenses remained relatively flat with an increase of $0.1 million over the Prior Quarter. Amortization of intangibles increased $0.4 million from $0.4 million in the Prior Quarter as a result of additional intangible assets resulting from the Merger. During the Quarter, one-time transition expenses were $1.0 million related to uncompleted acquisitions, $0.5 million related to acquisitions and $0.1 million related to the shutdown and reorganization of facilities. In the Prior Quarter, one-time transition expenses were $0.5 million related to acquisitions and $0.5 million related to the shutdown and reorganization of facilities.

INTEREST EXPENSE, NET. Net interest expense decreased $1.8 million to $11.0 million for the Quarter compared to $12.8 million for the Prior Quarter primarily due to decreased rates of interest on borrowings.

INCOME TAXES. For the Quarter, we recorded income tax expense of $3.4 million or an effective tax rate of 43%. The effective tax rate is greater than the statutory rate due to the impact of state taxes and foreign location losses for which no benefit was currently provided. The increase of $2.9 million over the Prior Quarter can be attributed to the Merger as the use of net operating loss carryforwards is recorded as a reduction to goodwill as compared to a credit to income tax expense in the Prior Quarter. As a result of the Merger, the amount of the predecessor's net operating loss carryforward which can be used in any given year will be limited to approximately $13 million.

NET INCOME. Net income is $4.5 million for the Quarter compared to $5.2 million for the Prior Quarter for the reasons discussed above.

26 WEEKS ENDED JUNE 28, 2003 ("YTD")
COMPARED TO 26 WEEKS ENDED JUNE 29, 2002 ("PRIOR YTD")

NET SALES. Net sales increased $21.3 million, or 8%, to $272.2 million for the YTD from $250.9 million for the Prior YTD with an approximate 5% increase in net selling price due to higher resin costs. Container net sales increased $12.3 million from the Prior YTD, including approximately $0.1 million of YTD net sales from the APM acquisition, due primarily to higher selling prices and increases in base business. Closure net sales increased $5.2 million from the Prior YTD, primarily due to $2.7 million of YTD net sales from the CCL acquisition and higher selling prices. Consumer product sales for the YTD increased $3.8 million from the Prior YTD primarily due to increased sales from the thermoformed drink cup line partially offset by a reduction in sales of specialty drink cups.

GROSS PROFIT. Gross profit increased by $0.2 million to $65.9 million (24% of net sales) for the YTD from $65.7 million (26% of net sales) for the Prior YTD. This increase can be primarily attributable to the combined impact of the additional sales volume, acquisition integration and productivity improvement initiatives partially offset by the effects of net selling prices and raw material costs. We have continued to consolidate products and business of recent acquisitions to the most efficient tooling, providing customers with improved products and customer service. As part of the integration, we removed molding operations from our Fort Worth, Texas facility, which was acquired in the Pescor acquisition. Subsequently, in the fourth quarter of 2002, the Fort Worth facility was closed in our continued effort to reduce costs and provide improved customer service. The business from this location was distributed throughout our facilities. Also, significant productivity improvements were made since the Prior YTD, including the addition of state-of-the-art injection molding equipment, molds and printing equipment at several of our facilities.

OPERATING EXPENSES. Selling expenses increased by $1.3 million to $12.2 million for the YTD from $10.9 million for the Prior YTD, principally as a result of increased revenue. General and administrative expenses decreased from $14.2 million for the Prior YTD to $12.5 million for the YTD. This decrease of $1.7 million is primarily attributable to decreased accrued bonus expenses and cost reduction efforts. During the YTD, one-time transition expenses were $1.0 million related to uncompleted acquisitions, $0.5 million related to acquisitions and $0.5 million related to the shutdown and reorganization of facilities. In the Prior YTD, one-time transition expenses related to acquisitions were $0.7 million and $1.4 million related to the shutdown and reorganization of facilities.

INTEREST EXPENSE, NET. Net interest expense decreased $3.1 million to $22.5 million for the YTD compared to $25.6 million for the Prior YTD primarily due to decreased rates of interest on borrowings.

INCOME TAX. For the YTD, we recorded income tax expense of $6.0 million or an effective tax rate of 44%. The effective tax rate is greater than the statutory rate due to the impact of state taxes and foreign location losses for which no benefit was currently provided. The increase of $5.7 million over the Prior YTD can be attributed to the Merger as the use of net operating loss carryforwards is recorded as a reduction to goodwill as compared to a credit to income tax expense in the Prior YTD. As a result of the Merger, the amount of the predecessor's net operating loss carryforward which can be used in any given year will be limited to approximately $13 million.

NET INCOME. Net income is $7.6 million for the YTD compared to net income of $10.0 million for the Prior YTD for the reasons discussed above.

LIQUIDITY AND CAPITAL RESOURCES

On July 22, 2002, we entered into a credit and guaranty agreement and a related pledge security agreement with a syndicate of lenders led by Goldman Sachs Credit Partners L.P., as administrative agent (the "Credit Facility"). As of June 28, 2003, the Credit Facility provides (1) a $327.5 million term loan, (2) a $50.0 million delayed draw term loan facility, and (3) a $100.0 million revolving credit facility. The maturity date of the term loan is July 22, 2010, and the maturity date of the revolving credit facility and delayed draw term loan facility is July 22, 2008. The term loan was funded on the closing date and the proceeds were used in connection with the Merger to pay the cash consideration payable to stockholders, the costs of prepaying Company indebtedness and the transaction costs incurred in connection therewith. Amounts available under the delayed draw term loan facility may be borrowed (but not reborrowed) during the 18-month period beginning on July 22, 2002, provided that certain financial covenants are satisfied and no default or event of default exists at the time of borrowing. Delayed draw term loans may only be made in connection with permitted acquisitions. The indebtedness under the Credit Facility is guaranteed by BPC Holding and all of its domestic subsidiaries. The obligations of Berry Plastics under the Credit Facility and the guarantees thereof are secured by substantially all of the assets of such entities. At June 28, 2003, there were no borrowings outstanding on either the delayed draw term loan facility or the revolving credit facility.

Borrowings under the Credit Facility bear interest, at our option, at either
(1) the base rate, which is a rate per annum equal to the greater of the prime rate and the federal funds effective rate in effect on the date of determination plus 0.50% plus the applicable margin (the ``Base Rate Loans'') or (2) an adjusted Eurodollar Rate which is equal to the rate for Eurodollar deposits plus the applicable margin (the "Eurodollar Rate Loans"). For the term loan, the applicable margin is (1) with respect to Base Rate Loans, 2.00% per annum and (2) with respect to Eurodollar Rate Loans, 3.00% per annum. For Eurodollar Rate Loans under the delayed draw term loan facility and the revolving credit facility, the applicable margin ranges from 2.75% per annum to 2.00% per annum, depending on our leverage ratio (2.75% based on results through June 28, 2003). The applicable margin with respect to Base Rate Loans is 1.00% per annum less than the applicable margin for Eurodollar Rate Loans. Interest is payable quarterly for Base Rate Loans and at the end of the applicable interest period for all Eurodollar Rate Loans. The interest rate applicable to overdue payments and to outstanding amounts following an event of default under the Credit Facility is equal to the interest rate at the time of an event of default plus 2.00%. We also pay commitment fees ranging from 0.375% per annum to 0.75% per annum on the average daily unused portion of the delayed draw term loan facility and revolving credit facility. In October 2002, pursuant to a requirement in the Credit Facility and as a result of the current economic slowdown and corresponding interest rate reductions, we entered into an interest rate collar agreement with Goldman Sachs Capital Markets, L.P., which applies to $50.0 million of the term loans and protects both parties against fluctuations in interest rates. Under the interest rate collar agreement, the Eurodollar rate with respect to $50.0 million of the outstanding principal amount of the term loan will not exceed 6.75% or drop below 1.97%.

The Credit Facility contains significant financial and operating covenants, including prohibitions on our ability to incur certain additional indebtedness or to pay dividends, and restrictions on our ability to make capital expenditures and investments and dispose of assets or consummate acquisitions. The occurrence of a default, an event of default or a material adverse effect on Berry Plastics would result in our inability to obtain further borrowings under our revolving credit facility and could also result in the acceleration of our obligations under any or all of our debt agreements, each of which could materially and adversely affect our business. We were in compliance with all of the financial and operating covenants at June 28, 2003.

The term loan amortizes quarterly as follows: $825,000 each quarter through June 30, 2009 and $76,725,000 each quarter beginning September 30, 2009 and ending June 30, 2010. The delayed draw term loan facility will amortize quarterly commencing March 31, 2004 based on the amounts outstanding as of that date as follows: (1) 2% per quarter in 2004, (2) 4% per quarter in 2005, (3) 6% per quarter in 2006, (4) 8% per quarter in 2007 and (5) 10% per quarter in each of the first two quarters in 2008. Borrowings under the Credit Facility are subject to mandatory prepayment under specified circumstances, including if we meet certain cash flow thresholds, collect insurance proceeds in excess of certain thresholds, issue equity securities or debt or sell assets not in the ordinary course of business, or upon a sale or change of control of the Company. There is no required amortization of the revolving credit facility. Outstanding borrowings under the revolving credit facility may be repaid at any time, and may be reborrowed at any time prior to the maturity date which is on July 22, 2008. The revolving credit facility allows up to $15 million of letters of credit to be issued instead of borrowings under the revolving credit facility and up to $10 million of swingline loans.

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

Net cash provided by operating activities was $27.4 million for the YTD compared to $17.0 million for the Prior YTD. The increase is primarily the result of improved inventory management and reduced rates of interest on borrowings in the YTD.

NET CASH USED FOR INVESTING ACTIVITIES INCREASED FROM $22.2 MILLION FOR THE PRIOR YTD TO $26.2 MILLION FOR THE YTD PRIMARILY AS A RESULT OF INCREASED CAPITAL EXPENDITURES IN THE YTD. CAPITAL SPENDING OF $21.2 MILLION IN THE YTD INCLUDED $1.4 MILLION FOR BUILDINGS AND SYSTEMS, $9.8 MILLION FOR MOLDS, $6.5 MILLION FOR MOLDING AND PRINTING MACHINES, AND $3.5 MILLION FOR ACCESSORY EQUIPMENT AND SYSTEMS.

NET CASH USED FOR FINANCING ACTIVITIES WAS $4.5 MILLION FOR THE YTD COMPARED TO $5.8 MILLION PROVIDED BY FINANCING ACTIVITIES FOR THE PRIOR YTD. THE DECREASE OF $10.3 MILLION CAN BE ATTRIBUTED TO REDUCED BORROWINGS DUE TO INCREASED CASH PROVIDED BY OPERATIONS.

INCREASED WORKING CAPITAL NEEDS OCCUR WHENEVER WE EXPERIENCE STRONG INCREMENTAL DEMAND OR A SIGNIFICANT RISE IN THE COST OF RAW MATERIAL, PARTICULARLY PLASTIC RESIN. HOWEVER, WE ANTICIPATE THAT OUR CASH INTEREST, WORKING CAPITAL AND CAPITAL EXPENDITURE REQUIREMENTS FOR 2003 WILL BE SATISFIED THROUGH A COMBINATION OF FUNDS GENERATED FROM OPERATING ACTIVITIES AND CASH ON HAND, TOGETHER WITH FUNDS AVAILABLE UNDER THE CREDIT FACILITY. WE BASE SUCH BELIEF ON HISTORICAL EXPERIENCE AND THE SUBSTANTIAL FUNDS AVAILABLE UNDER THE CREDIT FACILITY. HOWEVER, WE CANNOT PREDICT OUR FUTURE RESULTS OF OPERATIONS. AT JUNE 28, 2003, OUR CASH BALANCE WAS $12.3 MILLION, AND WE HAD UNUSED BORROWING CAPACITY UNDER THE CREDIT FACILITY'S REVOLVING LINE OF CREDIT OF $94.1 MILLION. HOWEVER, THE COVENANTS UNDER OUR CREDIT FACILITY LIMITS OUR ABILITY TO MAKE SUCH BORROWINGS AND AS OF JUNE 28, 2003, WE COULD HAVE BORROWED $29.4 MILLION.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates primarily through our Credit Facility. The Credit Facility is comprised of (1) a $330.0 million term loan, (2) a $50.0 million delayed draw term loan facility, and (3) a $100.0 million revolving credit facility. At June 28, 2003, there were no borrowings outstanding on either the delayed draw term loan facility or the revolving credit facility. The net outstanding balance of the term loan at June 28, 2003 was $327.5 million. Future borrowings under the Credit Facility bear interest, at our option, at either (1) the base rate, which is a rate per annum equal to the greater of the prime rate and the federal funds effective rate in effect on the date of determination plus 0.5% plus the applicable margin or (2) an adjusted Eurodollar Rate which is equal to the rate for Eurodollar deposits plus the applicable margin. We utilize interest rate instruments to reduce the impact of either increases or decreases in interest rates on its floating rate debt. Pursuant to a requirement in the Credit Facility and as a result of an economic slowdown and corresponding interest rate reductions, we entered into an interest rate collar arrangement in October 2002 to protect $50.0 million of the outstanding variable rate term loan debt from future interest rate volatility. Under the interest rate collar agreement, the Eurodollar rate with respect to the $50.0 million of outstanding variable rate term loan debt will not exceed 6.75% or drop below 1.97%. At June 28, 2003, the Eurodollar rate applicable to the term loan was 1.35%. If the Eurodollar rate increases 0.25% and 0.5%, we estimate an annual increase in our interest expense of approximately $0.7 million and $1.4 million, respectively.

ITEM 4. CONTROLS AND PROCEDURES

(a)  Disclosure controls and procedures.

As required by new Rule 13a-15 under the Securities Exchange Act of 1934, the Company's management carried out an evaluation with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as of the end of the last fiscal quarter. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. We intend to continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

(b)  Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting identified in connection with our evaluation of our disclosure controls and procedures that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 1, 2003, the holders of a majority of BPC Holding's common stock executed a written consent pursuant to Section 228 of the General Corporation Law of the State of Delaware, whereby these stockholders adopted and approved the BPC Holding Corporation 2002 Stock Option Plan, as amended by the First Amendment to BPC Holding Corporation 2002 Stock Option Plan, and the BPC Holding Corporation Key Employee Equity Investment Plan.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

     10.1 FIRST AMENDMENT TO BPC HOLDING CORPORATION 2002 STOCK OPTION PLAN

     31.1 RULE 13A-14(A)/15D-14(A) CERTIFICATION OF THE CHIEF EXECUTIVE
          OFFICER

     31.2 RULE 13A-14(A)/15D-14(A) CERTIFICATION OF THE CHIEF FINANCIAL
          OFFICER

     32.1 SECTION 1350 CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER

     32.2 SECTION 1350 CERTIFICATION OF THE CHIEF FINANCIAL OFFICER

(b)  Reports on Form 8-K:

     NONE

                                 SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                BPC Holding Corporation
                                Berry Plastics Corporation

August 11, 2003


                                By: /S/ JAMES M. KRATOCHVIL
                                   ---------------------------------------
                                James M. Kratochvil

                                Executive Vice President, Chief Financial
                                Officer, Treasurer and Secretary of the
                                entities listed above (Principal Financial and Accounting Officer)