Form 10-Q
period 2003-09-27
BPC HOLDING CORP; BERRY PLASTICS CORP
filed 2003-10-22
CIK 919465, 919463

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2003
                                     or
[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

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

As of October 15, 2003, there were outstanding 2,757,922 shares of the Common Stock, $.01 par value, of BPC Holding Corporation. As of October 15, 2003, there were outstanding 100 shares of the Common Stock, $.01 par value, of Berry Plastics Corporation.

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

                          BPC HOLDING CORPORATION


                              FORM 10-Q INDEX

               FOR QUARTERLY PERIOD ENDED SEPTEMBER 27, 2003




                                                                  PAGE NO.
Part I. Financial Information

      Item 1. Financial Statements:
            Consolidated Balance Sheets                                4
            Consolidated Statements of Operations                      6
            Consolidated Statements of Changes in Stockholders'Equity  7
            Consolidated Statements of Cash Flows                      8
            Notes to Consolidated Financial Statements                 9

      Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations             21

      Item 3. Quantitative and Qualitative Disclosures
            about Market Risk                                         29
      Item 4. Controls and Procedures                                 29

PART II. OTHER INFORMATION

      Item 6. Exhibits and Reports on Form 8-K                        30

SIGNATURE                                                             31

PART 1.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                          BPC Holding Corporation
                        Consolidated Balance Sheets
                         (In Thousands of Dollars)

                                                           SEPTEMBER 27,    DECEMBER 28,
                                                               2003             2002
                                                           --------------   -------------
                                                            (UNAUDITED)
    Assets
    Current assets:
    Cash and cash equivalents                                $   26,452       $  15,613
    Accounts  receivable  (less allowance for doubtful
    accounts  of  $2,270  at September  27,  2003  and
    $1,990 at December 28, 2002)                                 67,854          56,765
    Inventories:
    Finished goods                                               41,409          50,002
    Raw materials and supplies                                   16,410          14,730
                                                           --------------   -------------
                                                                 57,819          64,732
    Prepaid expenses and other current assets                     8,502           7,018
                                                           --------------   -------------
    Total current assets                                        160,627         144,128

    Property and equipment:
    Land                                                          7,052           7,040
    Buildings and improvements                                   50,519          49,966
    Machinery, equipment and tooling                            153,909         139,486
    Construction in progress                                     23,949          12,232
                                                           --------------   -------------
                                                                235,429         208,724
    Less accumulated depreciation                                44,594          15,592
                                                           --------------   -------------
                                                                190,835         193,132
    Intangible assets:
    Deferred financing fees, net                                 18,085          20,116
    Customer relationships, net                                  33,200          33,890
    Goodwill                                                    328,561         336,260
    Trademarks                                                   27,048          27,048
    Other intangibles, net                                        6,147           5,883
                                                           --------------   -------------
                                                                413,041         423,197

    Other                                                           102             119
                                                           --------------   -------------
    Total assets                                              $ 764,605       $ 760,576
                                                           ==============   =============



SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                          BPC Holding Corporation
                  Consolidated Balance Sheets (continued)
            (In Thousands of Dollars, except share information)

                                                           SEPTEMBER 27,    DECEMBER 28,
                                                               2003             2002
                                                           --------------   -------------
                                                            (UNAUDITED)
    LIABILITIES AND STOCKHOLDERS' EQUITY
    Current liabilities:
     Accounts payable                                         $  33,266       $  31,204
     Accrued expenses and other current liabilities              10,852           9,926
     Accrued interest                                             6,623          14,239
     Employee compensation and payroll taxes                     17,631          15,917
     Current portion of long-term debt                            9,000           8,641
                                                           --------------   -------------
    Total current liabilities                                    77,372          79,927

    Long-term debt, less current portion                        595,435         601,302
    Deferred income taxes                                           676             640
    Other long-term liabilities                                   4,020           3,544
                                                           --------------   -------------
    Total liabilities                                           677,503         685,413
    Stockholders' equity:
     Preferred  Stock; $.01 par value: 500,000 shares
    authorized; 0 shares issued and outstanding                       -               -
     Common Stock;  $.01 par value:  5,000,000 shares
    authorized; 2,777,639 shares issued and 2,757,922
    shares outstanding                                               28              28
     Additional paid-in capital                                 282,370         281,816
     Adjustment of the  carryover basis of continuing
    stockholders                                               (196,603)       (196,603)
     Notes receivable - common stock                            (13,966)        (14,399)
     Treasury stock:  19,717 shares of common stock              (1,972)              -
     Retained earnings                                           15,018           3,179
     Accumulated other comprehensive income                       2,227           1,142
    Total stockholders' equity                                   87,102          75,163
                                                           --------------   -------------
    Total liabilities and stockholders' equity                $ 764,605       $ 760,576
                                                           ==============   =============



SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  BPC Holding Corporation and Subsidiaries
                   Consolidated Statements of Operations
                         (In Thousands of Dollars)

                                   COMPANY            PREDECESSOR              COMPANY            PREDECESSOR
                           -----------------------   -------------     ------------------------   -------------
                             THIRTEEN     PERIOD        PERIOD          THIRTY-NINE     PERIOD       PERIOD
                              WEEKS        FROM          FROM             WEEKS          FROM         FROM
                              ENDED      7/22/02-      6/30/02-           ENDED        7/22/02-     12/30/01-
                             9/27/03     9/28/02       7/21/02           9/27/03       9/28/02       7/21/02
                          -----------------------    -------------      -----------------------     -------------
                           (Unaudited) (Unaudited)    (Unaudited)       (Unaudited)  (Unaudited)   (Unaudited)
Net sales                  $ 139,306    $ 97,822       $ 29,753          $ 411,555   $  97,822       $ 280,677
Cost of goods sold           106,845      75,309         22,183            313,221      75,309         207,458
                          -----------------------    -------------      -----------------------     -------------
Gross profit                  32,461      22,513          7,570             98,334      22,513          73,219

Operating Expenses:
 Selling                       5,510       4,612          1,146             17,714       4,612          12,080
 General and administrative    5,653       4,050          1,540             18,142       4,050          15,750
 Research and development        842         553            133              2,459         553           1,438
 Amortization of intangibles     750         102            374              2,188         102           1,249
 Merger expenses (Predecessor)     -           -         20,987                  -           -          20,987
 Other expenses                  683         596            679              2,673         596           2,804
                          -----------------------    -------------      -----------------------     -------------
Operating income (loss)       19,023      12,600        (17,289)            55,158      12,600          18,911

Other expenses:
 Loss on disposal of
 of property and equipment         -         56               -                  -          56             291
                          -----------------------    -------------      -----------------------     -------------
Income (loss) before
 interest and  taxes          19,023     12,544         (17,289)            55,158      12,544          18,620
Interest:
 Expense                     (11,467)    (8,876)         (3,160)           (34,403)     (8,876)        (28,747)
 Loss on extinguished
 debt (Predecessor)                -          -         (25,328)                 -           -         (25,328)
 Income                          202        123               2                609         123               5
                          -----------------------    -------------      -----------------------     -------------
Income (loss) before
 income taxes                  7,758      3,791         (45,775)            21,364       3,791         (35,450)
Income taxes                   3,540         87               -              9,525          87             345
                          -----------------------    -------------      -----------------------     -------------
Net income (loss)              4,218      3,704         (45,775)            11,839       3,704         (35,795)

Preferred stock dividends          -          -            (848)                 -           -          (6,468)
Amortization of preferred
stock discount                     -          -             (62)                 -           -            (574)
                          -----------------------    -------------      -----------------------     -------------
Net income (loss) attributable
to common stockholders        $4,218    $ 3,704       $ (46,685)           $11,839     $ 3,704       $ (42,837)
                          =======================    =============      =======================     =============



SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                            BPC Holding Corporation
          Consolidated Statements of Changes in Stockholders' Equity
                           (In Thousands of Dollars)

                                                           ADJUSTMENT
                                                           OF THE          NOTES
                                              ADDITIONAL   CARRYOVER     RECEIVABLE
                                    COMMON     PAID-IN     BASIS OF      - COMMON      TREASURY
                                    STOCK      CAPITAL     CONTINUING      STOCK         STOCK
                                                           STOCKHOLDERS
                                 ------------ ------------ ------------ ------------ ------------
Balance at December 28, 2002       $    28      $281,816     $(196,603)   $ (14,399)    $     -
                                 ------------ ------------ ------------ ------------ ------------
Interest on notes receivable             -             -             -         (566)          -
Exercise of stock options,
 redemption of notes receivable,
 and purchase of treasury stock          -           554             -          999      (1,994)
Sale of treasury stock                   -             -             -            -          22
Translation gain                         -             -             -            -           -
Other comprehensive losses               -             -             -            -           -
Net income                               -             -             -            -           -
                                 ------------ ------------ ------------ ------------ ------------
Balance at September 27, 2003      $    28     $ 282,370    $ (196,603)   $ (13,966)   $ (1,972)
                                 ============ ============ ============ ============ ============

                                                ACCUMULATED
                                    RETAINED      OTHER
                                    EARNINGS  COMPREHENSIVE   TOTAL    COMPREHENSIVE
                                                  INCOME                INCOME (LOSS)
                                 ------------ ------------ ------------ ------------
Balance at December 28, 2002        $ 3,179       $ 1,142     $75,163      $     -
                                 ------------ ------------ ------------ ------------
Interest on notes receivable              -             -        (566)     $     -
Exercise of stock options,
 redemption of notes receivable,
 and purchase of treasury stock           -             -        (441)           -
Sale of treasury stock                    -             -          22            -
Translation gain                          -         1,279       1,279        1,279
Other comprehensive losses                -          (194)       (194)        (194)
Net income                           11,839           -        11,839       11,839
                                 ------------ ------------ ------------ ------------
Balance at September 27, 2003       $15,018       $ 2,227    $ 87,102     $ 12,924
                                 ============ ============ ============ ============



SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  BPC Holding Corporation and Subsidiaries
                   Consolidated Statements of Cash Flows
                         (In Thousands of Dollars)

                                                  COMPANY                  PREDECESSOR
                                         -----------------------------   -------------------
                                          PERIOD FROM    PERIOD FROM         PERIOD FROM
                                            12/29/02-      7/22/02-            12/30/01-
                                             9/27/03       9/28/02              7/21/02
                                         -----------------------------   -------------------
                                          (Unaudited)    (Unaudited)         (Unaudited)
OPERATING ACTIVITIES
Net income (loss)                           $11,839       $ 3,704             $(35,795)
  Adjustments to reconcile
  net income (loss) to net
  cash provided by operating
  activities:
  Depreciation                               28,866         8,176               23,526
  Non-cash interest expense                   1,800           446                1,399
  Amortization                                2,188           102                1,249
  Non-cash compensation expense                   -             -                1,920
  Loss on extinguished debt
  (Predecessor)                                   -             -               25,328
  Loss on sale of property
  and equipment                                   -            57                  291
  Deferred income taxes                       9,336             -                    -
  Changes in operating assets and liabilities:
    Accounts receivable, net                (11,195)        2,138              (15,986)
    Inventories                               7,154        (5,582)              (4,255)
    Prepaid expenses and
      other receivables                      (1,366)          (50)                (603)
    Other assets                                  -             -                2,042
    Accrued interest                         (7,616)        7,049               (6,508)
    Payables and accrued expenses             4,907       (11,561)              17,984
                                      -----------------------------   -------------------
Net cash provided by operating activities    45,913         4,479               10,592

INVESTING ACTIVITIES
Additions to property and equipment         (21,110)       (5,371)             (17,396)
Proceeds from disposal of
property and equipment                            -             6                    9
Transaction costs                                 -       (12,715)                   -
Acquisitions of businesses                   (5,755)            -               (3,834)
                                      -----------------------------   -------------------
Net cash used for investing activities      (26,865)      (18,080)             (21,221)

FINANCING ACTIVITIES
Proceeds from long-term borrowings                -       580,000               24,492
Payments on long-term borrowings             (7,385)     (503,082)             (13,924)
Issuance of common stock                          -       257,047                    -
Purchase of treasury stock                     (441)            -                    -
Issuance of treasury stock                       22             -                    -
Redemption of predecessor stock                   -      (287,999)                   -
Debt financing costs                              -       (19,810)                   -
                                      -----------------------------   -------------------
Net cash provided by (used
for) financing activities                    (7,804)       26,156               10,568

Effect of exchange rate
changes on cash                                (405)          320                 (815)
                                      -----------------------------   -------------------
Net increase (decrease) in
cash and cash equivalents                    10,839        12,875                 (876)

Cash and cash equivalents at
beginning of period                          15,613           356                1,232
                                      -----------------------------   -------------------
Cash and cash equivalents at
end of period                               $26,452       $13,231               $  356
                                      =============================   ===================


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

ON FEBRUARY 25, 2003, BERRY ACQUIRED THE 400 SERIES CONTINUOUS THREADED INJECTION MOLDED CLOSURE ASSETS FROM CCL PLASTIC PACKAGING LOCATED IN LOS ANGELES, CALIFORNIA ("CCL ACQUISITION") FOR AGGREGATE CONSIDERATION, INCLUDING EXPENSES, OF APPROXIMATELY $4.6 MILLION. THE PURCHASE PRICE WAS ALLOCATED TO FIXED ASSETS ($2.7 MILLION), INVENTORY ($1.1 MILLION), CUSTOMER RELATIONSHIPS ($0.5 MILLION), GOODWILL ($0.2 MILLION), AND OTHER INTANGIBLES ($0.1 MILLION). THE FAIR VALUE OF THE NET ASSETS ACQUIRED WAS BASED ON PRELIMINARY ESTIMATES AND MAY BE REVISED AT A LATER DATE UPON COMPLETION OF THE INTEGRATION AND FINALIZATION OF EXPENSES RELATED TO THE ACQUISITION. THE PURCHASE WAS FINANCED THROUGH BORROWINGS UNDER THE COMPANY'S REVOLVING LINE OF CREDIT. THE OPERATIONS FROM THE CCL ACQUISITION ARE INCLUDED IN BERRY'S OPERATIONS SINCE THE ACQUISITION DATE USING THE PURCHASE METHOD OF ACCOUNTING.

On May 30, 2003, Berry acquired the injection molded overcap lid assets from APM Inc. located in Benicia, California ("APM Acquisition") for aggregate consideration, including expenses, of approximately $0.7 million. The purchase price was allocated to fixed assets ($0.4 million), inventory ($0.1 million), customer relationships ($0.1 million), and goodwill ($0.1 million). The fair value of the net assets acquired was based on preliminary estimates and may be revised at a later date upon completion of the integration and finalization of expenses related to the acquisition. The purchase was financed through cash provided by operations. The operations from the APM Acquisition are included in Berry's operations since the acquisition date using the purchase method of accounting.

Pro forma results for the thirteen and thirty-nine weeks ended September 27, 2003 and September 28, 2002 have not been presented, as they do not differ materially from reported historical results.

4. LONG-TERM DEBT

Long-term debt consists of the following:

                                                SEPTEMBER 27,  DECEMBER 28,
                                                    2003           2002
                                               -------------- --------------
Berry 10 3/4% Senior Subordinated Notes          $250,000       $250,000
Term loans                                        326,700        329,175
Revolving lines of credit                             429            692
Nevada Industrial Revenue Bonds                     2,000          2,500
Capital leases                                     25,306         27,576
                                               -------------- --------------
                                                  604,435        609,943
Less current portion of long-term debt              9,000          8,641
                                               -------------- --------------
                                                 $595,435       $601,302
                                               ============== ==============

The current portion of long-term debt consists of $3.3 million of quarterly installments on the term loans, $0.5 million in repayments of the industrial bonds, and $5.2 million of principal payments related to capital lease obligations.

In connection with the Merger, the Company entered into a credit and guaranty agreement and a related pledge security agreement with a syndicate of lenders led by Goldman Sachs Credit Partners L.P., as administrative agent (the "Credit Facility"). As of September 27, 2003, the Credit Facility provides (i) a $326.7 million term loan, (ii) a $50.0 million delayed draw term loan facility, and (iii) a $100.0 million revolving credit facility. The maturity date of the term loan is July 22, 2010, and the maturity date of the revolving credit facility is July 22, 2008. The indebtedness under the Credit Facility is guaranteed by Holding and all of its domestic subsidiaries. The obligations of the Company and the subsidiaries under the Credit Facility and the guarantees thereof are secured by substantially all of the assets of such entities.

The Credit Facility contains significant financial and operating covenants, including prohibitions on the ability to incur certain additional indebtedness or to pay dividends, and restrictions on the ability to make capital expenditures. Amounts available under the delayed draw term loan facility may be borrowed in connection with permitted acquisitions (but not reborrowed) during the 18-month period that began on July 22, 2002, subject to certain conditions. The Credit Facility also contains borrowing conditions and customary events of default, including nonpayment of principal or interest, violation of covenants, inaccuracy of representations and warranties, cross-defaults to other indebtedness, bankruptcy and other insolvency events (other than in the case of certain foreign subsidiaries). The Company was in compliance with all the financial and operating covenants at September 27, 2003. The term loan amortizes quarterly as follows: $0.8 million each quarter through June 30, 2009 and $76.7 million each quarter beginning September 30, 2009 and ending June 30, 2010. The delayed draw term loan facility will amortize quarterly commencing March 31, 2004 based on the amounts outstanding as of that date as follows: (i) 2% per quarter in 2004, (ii) 4% per quarter in 2005, (iii) 6% per quarter in 2006, (iv) 8% per quarter in 2007 and (v) 10% per quarter in each of the first two quarters in 2008.

Borrowings under the Credit Facility bear interest, at the Company's option, at either (i) a base rate (equal to the greater of the prime rate and the federal funds rate plus 0.5%) plus the applicable margin (the ``Base Rate Loans'') or (ii) an adjusted eurodollar LIBOR (adjusted for reserves) plus the applicable margin (the ``Eurodollar Rate Loans''). With respect to the term loan, the ``applicable margin'' is (i) with respect to Base Rate Loans, 2.00% per annum and (ii) with respect to Eurodollar Rate Loans, 3.00% per annum. With respect to the delayed draw term loan facility and the revolving credit facility, the ``applicable margin'' is, with respect to Eurodollar Rate Loans, subject to a pricing grid which ranges from 2.75% per annum to 2.00% per annum (2.75% based on results through September 27, 2003), depending on the leverage ratio. The ``applicable margin'' with respect to Base Rate Loans is 1.00% per annum less than the ``applicable margin'' for Eurodollar Rate Loans. In October 2002, Berry entered into an interest rate collar arrangement to protect $50.0 million of the outstanding variable rate term loan debt from future interest rate volatility. The collar floor is set at 1.97% LIBOR (London Interbank Offering Rate) and capped at 6.75% LIBOR. At September 27, 2003, shareholders' equity has been reduced by $0.7 million to adjust the agreement to fair market value. At September 27, 2003, the Company had unused borrowing capacity under the Credit Facility's revolving line of credit of $94.3 million. However, covenants under the Credit Facility limit the Company's ability to make such borrowings and as of September 27, 2003, the Company could have borrowed $27.4 million.

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

                                   COMPANY            PREDECESSOR             COMPANY            PREDECESSOR
                           -----------------------   -------------     -----------------------   -------------
                             THIRTEEN     PERIOD        PERIOD         THIRTY-NINE     PERIOD       PERIOD
                              WEEKS        FROM          FROM            WEEKS          FROM         FROM
                              ENDED      7/22/02-      6/30/02-          ENDED        7/22/02-     12/30/01-
                             9/27/03     9/28/02       7/21/02          9/27/03       9/28/02       7/21/02
                          -----------------------    -------------     -----------------------   -------------
  Risk-free interest rate      4.0%       4.0%            4.0%             4.0%        4.0%            4.0%
  Dividend yield               0.0%       0.0%            0.0%             0.0%        0.0%            0.0%
  Volatility factor            .25        .25             .25              .25         .25             .25
  Expected option life      5.0 years   5.0 years     5.0 years         5.0 years    5.0 years      5.0 years



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

                                     COMPANY            PREDECESSOR             COMPANY             PREDECESSOR
                             -----------------------   -------------     -----------------------   -------------
                               THIRTEEN     PERIOD        PERIOD          THIRTY-NINE    PERIOD       PERIOD
                                WEEKS        FROM          FROM             WEEKS         FROM         FROM
                                ENDED      7/22/02-      6/30/02-           ENDED       7/22/02-     12/30/01-
                               9/27/03     9/28/02       7/21/02           9/27/03      9/28/02       7/21/02
                            -----------------------    -------------     -----------------------   -------------
Reported  net income (loss)    $ 4,218    $ 3,704       $ (45,775)         $11,839      $ 3,704     $ (35,795)
Stock-based  employee
 compensation  expense
 included  in reported
 income, net of tax                  -          -               -                -            -             -
Total stock-based
 employee compensation
 expense determined
 under fair value
 based method, for
 all awards, net of tax           (500)      (366)            (60)          (1,518)        (366)         (287)
                            -----------------------    -------------     -----------------------   -------------
Pro  forma  net income (loss)  $ 3,718  $   3,338       $ (45,835)        $ 10,321      $ 3,338     $ (36,082)
                            =======================    =============     =======================   =============



6. OPERATING SEGMENTS

The Company has three reportable segments: containers, closures, and consumer products. The Company evaluates performance and allocates resources based on operating income before depreciation and amortization of intangibles  adjusted  to  exclude  (i)  Merger  expense,  (ii)  uncompleted acquisition expense, (iii) acquisition integration expense, (iv) plant shutdown expense, and (v) management fees and reimbursed expenses paid to First Atlantic Capital, Ltd. ("Adjusted EBITDA"). Adjusted EBITDA is not a measure of performance under GAAP and has been presented because we believe that investors use Adjusted EBITDA to analyze operating performance, which includes the company's ability to incur additional indebtedness and to service existing indebtedness. Adjusted EBITDA should not be considered in isolation or as a substitute for net income, net cash from operating activities or other income or cash flow statement data prepared in accordance with GAAP. In addition, comparability to other companies using similarly titled measures is not recommended due to differences in the definitions and methods of calculation used by various companies. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in the Company's Form 10-K filed with the Securities and Exchange Commission for the year ended December 28, 2002.

                                         Thirteen Weeks Ended           Thirty-nine Weeks Ended
                                    -----------------------------  -------------------------------
                                                   COMPANY/                          COMPANY/
                                        COMPANY   PREDECESSOR            COMPANY    PREDECESSOR
                                    -----------------------------  -------------------------------
                                     SEPTEMBER 27, SEPTEMBER 28,      SEPTEMBER 27, SEPTEMBER 28,
                                         2003          2002               2003          2002
                                    -----------------------------  -------------------------------
Net sales:
  Containers                           $ 70,275      $ 65,767          $ 205,196      $ 188,382
  Closures                               38,100        32,833            111,116        100,661
  Consumer Products                      30,931        28,975             95,243         89,456
Adjusted EBITDA:
  Containers                             18,220        17,885             51,982         51,065
  Closures                                8,101         7,232             23,574         23,161
  Consumer Products                       3,764         3,489             13,329         15,057
Total assets:
  Containers                            350,259       379,164            350,259        379,164
  Closures                              238,044       260,062            238,044        260,062
  Consumer Products                     176,302       163,504            176,302        163,504
 Reconciliation of Adjusted
 EBITDA to income (loss) before
 income taxes:
  Adjusted EBITDA for reportable
     segments                         $  30,085      $ 28,606          $  88,885       $ 89,283
  Net interest expense                  (11,265)      (11,912)           (33,794)       (37,495)
  Depreciation                           (9,629)      (10,604)           (28,866)       (31,702)
  Amortization                             (750)         (476)            (2,188)        (1,351)
  Loss on disposal of property
     and equipment                            -           (56)                 -           (348)
  Uncompleted acquisition expense           (28)         (300)            (1,028)          (300)
  Merger expense                              -       (20,987)                 -        (20,987)
  Acquisition integration expense          (366)         (165)              (886)          (867)
  Plant shutdown expense                   (289)         (762)              (759)        (2,233)
  Management fees                             -             -                  -           (331)
                                    -----------------------------  -------------------------------
  Income (loss) before income taxes   $   7,758     $ (16,656)         $  21,364       $ (6,331)
                                    =============================  ===============================

7. CONDENSED CONSOLIDATING FINANCIAL INFORMATION

Holding conducts its business through its wholly owned subsidiary, Berry. Holding and all of Berry's domestic subsidiaries fully, jointly, severally, and unconditionally guarantee on a senior subordinated basis the $250.0 million aggregate principal amount of 10 3/4 % Berry Plastics Corporation Senior Subordinated Notes due 2012. Berry and all of Berry's subsidiaries are 100% owned by Holding. Separate narrative information or financial statements of guarantor subsidiaries have not been included as management believes they would not be material to investors. Presented below is condensed consolidating financial information for Holding, Berry, and its subsidiaries at September 27, 2003 and December 28, 2002 and for the thirteen and thirty-nine week periods ended September 27, 2003 and September 28, 2002. The equity method has been used with respect to investments in subsidiaries.

                                                     SEPTEMBER 27, 2003 (COMPANY)
                          -----------------------------------------------------------------------------------------
                          BPC Holding   Berry Plastics    Combined       Combined
                          Corporation    Corporation      Guarantor    Non-guarantor  Consolidating
                           (PARENT)        (ISSUER)      SUBSIDIARIES   SUBSIDIARIES   ADJUSTMENTS    CONSOLIDATED
                          -----------   --------------   ------------  -------------   --------------  ------------
CONSOLIDATING BALANCE SHEET

Current assets             $      -        $  73,471       $  72,354      $  14,802     $        -      $ 160,627
Net property and equipment        -           72,325         101,524         16,986              -        190,835
Other noncurrent assets      87,102          578,970         256,163         11,162       (520,254)       413,143
                          -----------   --------------   ------------  -------------  -------------- ------------
Total assets               $ 87,102        $ 724,766       $ 430,041      $  42,950     $ (520,254)     $ 764,605
                          ===========   ==============   ============  =============  ============== ============

Current liabilities        $      -        $  42,047       $  26,850      $   8,475     $        -      $  77,372
Noncurrent liabilities            -          595,346         443,111         26,786       (465,112)       600,131
Equity (deficit)             87,102           87,373         (39,920)         7,689        (55,142)        87,102
                          -----------   --------------   ------------  -------------  -------------- ------------
Total liabilities and
equity (deficit)           $ 87,102        $ 724,766       $ 430,041      $  42,950     $ (520,254)     $ 764,605
                          ===========   ==============   ============  =============  ============== ============


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
                          ============ =============== ============= ============== ============= ============

                                       THIRTEEN WEEKS ENDED SEPTEMBER 27, 2003 (COMPANY)
                          -----------------------------------------------------------------------------------
                          BPC Holding  Berry Plastics   Combined      Combined
                          Corporation   Corporation     Guarantor   Non-guarantor  Consolidating
                            (PARENT)      (ISSUER)     SUBSIDIARIES SUBSIDIARIES   ADJUSTMENTS   CONSOLIDATED
                          ------------ -------------- ------------- -------------- ------------- ------------
CONSOLIDATING STATEMENT OF OPERATIONS
Net sales                    $     -       $ 53,815      $  80,287      $  5,204    $       -       $139,306
Cost of goods sold                 -         38,546         63,394         4,905            -        106,845
                          ------------ -------------- ------------- -------------- ------------- ------------
Gross profit                       -         15,269         16,893           299            -         32,461
Operating expenses                 -          6,088          6,376           974            -         13,438
                          ------------ -------------- ------------- -------------- ------------- ------------
Operating income (loss)            -          9,181         10,517          (675)           -         19,023
Interest expense, net           (181)           153         10,933           360            -         11,265
Income taxes                      24          3,476             19            21            -          3,540
Equity in net (income) loss
 from subsidiary              (4,061)         1,491          1,056             -        1,514              -
                          ------------ -------------- ------------- -------------- ------------- ------------
Net income (loss)            $ 4,218       $  4,061      $  (1,491)     $ (1,056)   $  (1,514)      $  4,218
                          ============ ============== ============= ============== ============= ============


                               THIRTEEN WEEKS ENDED SEPTEMBER 28, 2002(COMBINED COMPANY AND PREDECESSOR)
                          -----------------------------------------------------------------------------------
                          BPC Holding  Berry Plastics   Combined      Combined
                          Corporation   Corporation     Guarantor   Non-guarantor  Consolidating
                            (PARENT)      (ISSUER)     SUBSIDIARIES SUBSIDIARIES   ADJUSTMENTS   CONSOLIDATED
                          ------------ -------------- ------------- -------------- ------------- ------------
CONSOLIDATING STATEMENT OF OPERATIONS
Net sales                    $     -       $ 44,125      $  78,358      $  5,092    $       -       $127,575
Cost of goods sold                 -         30,452         62,295         4,745            -         97,492
                          ------------ -------------- ------------- -------------- ------------- ------------
Gross profit                       -         13,673         16,063           347            -         30,083
Operating expenses            20,655          6,149          7,339           629            -         34,772
                          ------------ -------------- ------------- -------------- ------------- ------------
Operating income (loss)      (20,655)         7,524          8,724          (282)           -         (4,689)
Other expenses                     -              -             56             -            -             56
Interest expense, net         10,202         19,517          6,571           949            -         37,239
Income taxes (benefit)             5            109             15           (42)           -             87
Equity  in  net (income)
 loss from subsidiary         11,209           (893)             -             -      (10,316)             -
                          ------------ -------------- ------------- -------------- ------------- ------------
Net income (loss)           $(42,071)      $(11,209)      $   2,082     $ (1,189)   $  10,316       $(42,071)
                          ============ ============== ============= ============== ============= ============


                                         THIRTY-NINE WEEKS ENDED SEPTEMBER 27, 2003 (COMPANY)
                          -----------------------------------------------------------------------------------
                          BPC Holding  Berry Plastics   Combined      Combined
                          Corporation   Corporation     Guarantor   Non-guarantor  Consolidating
                            (PARENT)      (ISSUER)     SUBSIDIARIES SUBSIDIARIES   ADJUSTMENTS   CONSOLIDATED
                          ------------ -------------- ------------- -------------- ------------- ------------
Consolidating Statement of Operations
Net sales                   $      -       $155,230       $240,064      $ 16,261    $       -       $411,555
Cost of goods sold                 -        108,766        189,344        15,111            -        313,221
                          ------------ -------------- ------------- -------------- ------------- ------------
Gross profit                       -         46,464         50,720         1,150            -         98,334
Operating expenses                 -         19,436         21,233         2,507            -         43,176
                          ------------ -------------- ------------- -------------- ------------- ------------
Operating income (loss)            -         27,028         29,487        (1,357)           -         55,158
Interest expense, net           (572)             8         33,275         1,083            -         33,794
Income taxes (benefit)            22          9,407             89             7            -          9,525
Equity in  net  (income)
loss from subsidiary         (11,289)         6,324          2,447             -        2,518              -
                          ------------ -------------- ------------- -------------- ------------- ------------
Net income (loss)           $ 11,839       $ 11,289       $ (6,324)     $ (2,447)   $  (2,518)      $ 11,839
                          ============ ============== ============= ============== ============= ============


CONSOLIDATING STATEMENT OF CASH FLOWS
Net income (loss)           $ 11,839       $ 11,289       $ (6,324)     $ (2,447)   $  (2,518)      $ 11,839
Non-cash expenses               (566)        20,507         19,795         2,454            -         42,190
Equity  in net (income)
 loss from subsidiary        (11,289)         6,324          2,447             -        2,518              -
Changes in working capital         -        (13,605)         6,517        (1,028)           -         (8,116)
                          ------------ -------------- ------------- -------------- ------------- ------------
Net cash provided by (used for)
 operating  activities           (16)        24,515         22,435        (1,021)           -         45,913

Net cash used for
 investing activities              -        (13,348)       (11,397)       (2,120)           -        (26,865)

Net cash provided by (used for)
 financing activities             15           (767)       (10,900)        3,848            -         (7,804)

Effect on exchange rate
  changes on cash                  -              -              -          (405)           -           (405)
                          ------------ -------------- ------------- -------------- ------------- ------------
 Net increase (decrease)
 in cash and cash equivalents     (1)        10,400            138           302            -         10,839

 Cash and cash equivalents at
  beginning of period              1         15,156            264           192            -         15,613
                           ------------ -------------- ------------- -------------- ------------- ------------
Cash and cash equivalents
  at end of period          $      -       $ 25,556       $    402      $    494    $       -       $ 26,452
                          ============ ============== ============= ============== ============= ============



                                  THIRTY-NINE WEEKS ENDED SEPTEMBER 28, 2002 (COMBINED COMPANY AND PREDECESSOR)
                       -------------------------------------------------------------------------------------------------
                          BPC Holding    Berry Plastics      Combined      Combined
                          Corporation     Corporation        Guarantor     Non Guarantor   Consolidating
                           (Parent)        (Issuer)        SUBSIDIARIES    SUBSIDIARIES     ADJUSTMENTS   CONSOLIDATED
                       ---------------  ---------------   --------------- -------------  --------------- -------------
CONSOLIDATING STATEMENT OF OPERATIONS

Net sales                    $    -         $ 131,165        $  231,894       $  15,440        $    -      $  378,499
Cost of goods sold                -            87,270           181,465          14,032             -         282,767
                          ----------       ----------        ----------      ----------     ----------      ----------
Gross profit                      -            43,895            50,429           1,408             -          95,732
Operating expenses           20,706            18,032            23,426           2,057             -          64,221
                          ----------       ----------        ----------      ----------     ----------      ----------
Operating income (loss)     (20,706)           25,863            27,003            (649)            -          31,511
Other expenses                    -                98               249               -             -             347
Interest expense, net        18,933            20,892            20,658           2,340             -          62,823
Income  taxes (benefit)      (8,248)            8,228               118             334             -             432
Equity in net (income)
 loss from subsidiary           700            (2,655)                -               -         1,955               -
                          ----------       ----------        ----------      ----------     ----------      ----------
Net income (loss)         $ (32,091)          $  (700)         $  5,978        $ (3,323)     $ (1,955)      $ (32,091)
                          ==========       ==========        ==========      ==========     ==========      ==========


CONSOLIDATING STATEMENT OF CASH FLOWS

Net income (loss)         $ (32,091)          $  (700)         $  5,978        $ (3,323)     $ (1,955)      $ (32,091)
Non-cash expenses            24,770            14,270            20,947           2,507             -          62,494
Equity  in net (income)         700            (2,655)                -               -         1,955               -
 loss from subsidiary
Changes in working capital     (114)           (8,638)           (4,780)         (1,800)            -         (15,332)
                           ----------       ----------        ----------      ----------     ----------      ----------
Net  cash  provided  by
 (used   for)  operating
 activities                  (6,735)            2,277            22,145          (2,616)            -          15,071
 Net   cash   used   for
 investing activities             -           (18,425)          (20,516)           (360)            -         (39,301)
 Net  cash  provided  by
 (used   for)  financing
 activities                   6,296            28,587            (1,752)          3,593             -          36,724
 Effect on exchange rate
 changes on cash                  -                 -                 -            (495)            -            (495)
                           ----------       ----------        ----------      ----------     ----------      ----------
 Net increase (decrease)
 in   cash   and    cash
 equivalents                   (439)           12,439              (123)            122             -          11,999
 Cash and cash
 equivalents at
 beginning of period            440              (700)            1,231             261             -           1,232
                           ----------       ----------        ----------      ----------     ----------      ----------
 Cash and cash equivalents
 at end of period            $    1         $  11,739           $ 1,108          $  383        $    -       $  13,231
                           ==========       ==========        ==========      ==========     ==========      ==========


8.   COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized losses on derivative financial instruments and gains or losses resulting from currency translations of foreign investments. The details of comprehensive income (loss) are as follows:

                                     COMPANY           PREDECESSOR           COMPANY            PREDECESSOR
                             -----------------------  -------------   -----------------------  -------------
                               THIRTEEN     PERIOD       PERIOD        THIRTY-NINE    PERIOD      PERIOD
                                WEEKS        FROM         FROM           WEEKS         FROM        FROM
                                ENDED      7/22/02-     6/30/02-         ENDED       7/22/02-    12/30/01-
                               9/27/03     9/28/02      7/21/02         9/27/03      9/28/02      7/21/02
                            -----------------------   -------------   -----------------------  -------------
Net income (loss)             $ 4,218     $ 3,704       $(45,775)       $ 11,839     $ 3,704     $(35,795)
Unrealized gain (loss)
 on derivatives                   147           -              -            (194)          -            -
Currency translation             (181)        896            (25)          1,279         896          795
                            -----------------------   -------------   -----------------------  -------------
Comprehensive income (loss)   $ 4,184     $ 4,600       $(45,800)       $ 12,924     $ 4,600     $(35,000)
                            =======================   =============   =======================  =============



9.   RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

IN APRIL 2002, THE FINANCIAL ACCOUNTING STANDARDS BOARD ("FASB") ISSUED STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 145, RESCISSION OF FASB
STATEMENTS NO. 4, 44 AND 64, AMENDMENT OF FASB STATEMENT NO. 13 AND TECHNICAL CORRECTIONS ("SFAS NO. 145"). UPON THE ADOPTION OF SFAS NO. 145, ALL GAINS AND LOSSES ON THE EXTINGUISHMENT OF DEBT FOR PERIODS PRESENTED IN THE FINANCIAL STATEMENTS WILL BE CLASSIFIED AS EXTRAORDINARY ITEMS ONLY IF THEY MEET THE CRITERIA IN APB OPINION NO. 30, REPORTING THE RESULTS OF OPERATIONS - REPORTING THE EFFECTS OF DISPOSAL OF A SEGMENT OF A BUSINESS, AND EXTRAORDINARY, UNUSUAL AND INFREQUENTLY OCCURRING EVENTS AND TRANSACTIONS ("APB NO. 30"). THE PROVISIONS OF SFAS NO. 145 RELATED TO THE RESCISSION OF FASB STATEMENT NO. 4 AND FASB STATEMENT NO. 64 SHALL BE APPLIED FOR FISCAL YEARS BEGINNING AFTER MAY 15, 2002. ANY GAIN OR LOSS ON EXTINGUISHMENT OF DEBT THAT WAS CLASSIFIED AS AN EXTRAORDINARY ITEM IN PRIOR PERIODS PRESENTED THAT DOES NOT MEET THE CRITERIA IN OPINION 30 FOR CLASSIFICATION AS AN EXTRAORDINARY ITEM MUST BE RECLASSIFIED. AS A RESULT, THE COMPANY HAS RECLASSIFIED THE EXTRAORDINARY ITEM IN THE STATEMENTS OF OPERATIONS TO CONTINUING OPERATIONS IN THESE QUARTERLY FINANCIAL STATEMENTS. THE PROVISIONS OF SFAS NO. 145 RELATED TO THE RESCISSION OF FASB STATEMENT NO. 44, THE AMENDMENT OF FASB STATEMENT NO. 13 AND TECHNICAL CORRECTIONS BECAME EFFECTIVE AS OF MAY 15, 2002 AND DID NOT HAVE A MATERIAL IMPACT ON THE COMPANY.

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


10.  SUBSEQUENT EVENT


On October 15, 2003, Berry announced that it has entered into a definitive agreement to acquire Landis Plastics, Inc. ("Landis") for $228.0 million, including repayment of existing indebtedness. The purchase price will be funded with a combination of debt, an equity investment from Berry's existing investors and Landis management, and cash on Berry's balance sheet. The transaction is scheduled to close in the fourth quarter of 2003 and is
subject to customary closing conditions.  Berry   has   also   agreed   to
acquire four facilities currently leased by Landis from affiliates of Landis. Berry currently intends to assign its right to purchase these facilities to a third party and lease them from that third party.

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

MEDICAL INSURANCE. We offer our employees medical insurance that is primarily self-insured by us. As a result, we accrue a liability for known claims as well as the estimated amount of expected claims incurred but not reported. We evaluate our medical claims liability on a quarterly basis and obtain an independent actuarial analysis on an annual basis. We accrue as a liability expected claims incurred but not reported and any known claims. Based on our analysis, we believe that our recorded medical claims liability is sufficient. Our accrued liability for medical claims was $1.6 million, including reserves for expected medical claims incurred but not reported, as of September 27, 2003.

WORKERS' COMPENSATION INSURANCE. Starting in fiscal 2000, we converted the majority of our facilities to a large deductible program for workers' compensation insurance. On a quarterly basis, we evaluate our liability based on third-party adjusters' independent analyses by claim. Based on our analysis, we believe that our recorded workers' compensation liability is sufficient. Our accrued liability for workers' compensation claims was $1.5 million as of September 27, 2003.

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

RESULTS OF OPERATIONS

13 WEEKS ENDED SEPTEMBER 27, 2003 (THE "QUARTER")
COMPARED TO 13 WEEKS ENDED SEPTEMBER 28, 2002 (THE "PRIOR QUARTER")

NET SALES. Net sales increased $11.7 million, or 9%, to $139.3 million for the Quarter from $127.6 million for the Prior Quarter with an approximate 6% inCREASE IN NET SELLING PRICE DUE TO HIGHER RESIN COSTS. CONTAINER NET SALES INCREASED $4.5 MILLION FROM THE PRIOR QUARTER TO $70.3 MILLION FOR THE QUARTER, WITH THE APM ACQUISITION PROVIDING NET SALES OF $0.4 MILLION FOR THE QUARTER. THE INCREASE IS PRIMARILY A RESULT OF INCREASED SELLING PRICES AND BASE BUSINESS GROWTH IN SEVERAL OF THE DIVISION'S PRODUCT LINES. CLOSURE NET SALES INCREASED $5.3 MILLION FROM THE PRIOR QUARTER TO $38.1 MILLION WITH THE CCL ACQUISITION PROVIDING NET SALES OF $1.6 MILLION IN THE QUARTER. THE REMAINING INCREASE OF $3.7 MILLION CAN BE PRIMARILY ATTRIBUTED TO INCREASED SELLING PRICES AND NEW BUSINESS IN THE U.S. CLOSURE PRODUCT LINE. CONSUMER PRODUCTS NET SALES FOR THE QUARTER WERE $30.9 MILLION COMPARED TO $29.0 MILLION IN THE PRIOR QUARTER. THIS $1.9 MILLION INCREASE CAN BE PRIMARILY ATTRIBUTED TO INCREASED SALES FROM HOUSEWARES AND THERMOFORMED DRINK CUPS PARTIALLY OFFSET BY REDUCED VOLUME FROM A SPECIALTY DRINK CUP LINE.

GROSS PROFIT. Gross profit increased by $2.4 million to $32.5 million (23% of net sales) for the Quarter from $30.1 million (24% of net sales) for the Prior Quarter. This increase of 8% can be primarily attributable to the combined impact of the additional sales volume, productivity improvement initiatives, and lower depreciation partially offset by the timing effect of increased raw material costs in excess of selling price increases. We have continued to consolidate products and business of recent acquisitions to the most efficient tooling, providing customers with improved products and customer service. As part of the integration, we removed molding operations from our Fort Worth, Texas facility, which was acquired in the Pescor acquisition. Subsequently, in the fourth quarter of 2002, the Fort Worth facility was closed in our continued effort to reduce costs and provide improved customer service. The business from this location was distributed throughout our facilities. Also, significant productivity improvements were made since the Prior Quarter, including the addition of state-of-the-art injection molding and thermoforming equipment, molds and printing and lining equipment at several of our facilities.

OPERATING EXPENSES. Selling expenses decreased by $0.3 million to $5.5 million for the Quarter from $5.8 million for the Prior Quarter principally as a result of cost reduction efforts partially offset by increased selling expenses resulting from higher revenue. General and administrative remained relatively flat increasing $0.1 million from $5.6 million for the Prior Quarter to $5.7 million for the Quarter. Research and development expenses also remained relatively flat with an increase of $0.2 million over the Prior Quarter. Amortization of intangibles increased $0.3 million from $0.5 million in the Prior Quarter as a result of additional intangible assets resulting from the Merger. During the Quarter, transition expenses were $0.4 million related to acquisitions and $0.3 million related to the shutdown and reorganization of facilities. In the Prior Quarter, transition expenses were $0.3 million related to uncompleted acquisitions, $0.2 million related to acquisitions, $0.8 million related to the shutdown and reorganization of facilities, and $21.0 million related to the Merger.

INTEREST EXPENSE, NET. Net interest expense decreased $25.9 million to $11.3 million for the Quarter compared to $37.2 million for the Prior Quarter primarily due to $18.7 million of prepayment fees and related charges and $6.6 million of deferred financing fees written off in the Prior Quarter due to the extinguishment of debt in connection with the Merger. The prepayment fees and related charges and deferred financing fees written off in the Prior Quarter were previously classified as extraordinary. Pursuant to SFAS 145, any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in Opinion 30 for classification as an extraordinary item must be reclassified. As a result, we have reclassified the extraordinary item in the Statements of Operations to continuing operations in these quarterly financial statements.

INCOME TAXES. For the Quarter, we recorded income tax expense of $3.5 million or an effective tax rate of 46%. The effective tax rate is greater than the statutory rate due to the impact of state taxes and foreign location losses for which no benefit was currently provided. The increase of $3.4 million over the Prior Quarter can be attributed to the Merger as the use of net operating loss carryforwards is recorded as a reduction to goodwill as compared to a credit to income tax expense in the Prior Quarter. As a result of the Merger, the amount of the predecessor's net operating loss carryforward which can be used in any given year will be limited to approximately $12.9 million.

NET INCOME. Net income is $4.2 million for the Quarter compared to a $42.1 million loss for the Prior Quarter for the reasons discussed above.

39 WEEKS ENDED SEPTEMBER 27, 2003 ("YTD")
COMPARED TO 39 WEEKS ENDED SEPTEMBER 28, 2002 ("PRIOR YTD")

NET SALES. Net sales increased $33.1 million, or 9%, to $411.6 million for the YTD from $378.5 million for the Prior YTD with an approximate 5% increase in net selling price due to higher resin costs. Container net sales increased $16.8 million from the Prior YTD, including approximately $0.5 million of YTD net sales from the APM acquisition, due primarily to higher selling prices and increases in base business. Closure net sales increased $10.5 million from the Prior YTD primarily due to $4.3 million of YTD net sales from the CCL acquisition, higher selling prices, and new business in the U.S. closure product line. Consumer product sales for the YTD increased $5.8 million from the Prior YTD primarily due to increased sales from the thermoformed drink cup line partially offset by a reduction in sales of a specialty drink cup line.

GROSS PROFIT. Gross profit increased by $2.6 million to $98.3 million (24% of net sales) for the YTD from $95.7 million (25% of net sales) for the Prior YTD. This increase can be primarily attributable to the combined impact of the additional sales volume, productivity improvement initiatives, and lower depreciation partially offset by the timing effect of increased raw material costs in excess of selling price increases. We have continued to consolidate products and business of recent acquisitions to the most efficient tooling, providing customers with improved products and customer service. As part of the integration, we removed molding operations from our Fort Worth, Texas facility, which was acquired in the Pescor acquisition. Subsequently, in the fourth quarter of 2002, the Fort Worth facility was closed in our continued effort to reduce costs and provide improved customer service. The business from this location was distributed throughout our facilities. Also, significant productivity improvements were made since the Prior YTD, including the addition of state-of-the-art injection molding equipment, molds and printing equipment at several of our facilities.

OPERATING EXPENSES. Selling expenses increased by $1.0 million to $17.7 million for the YTD from $16.7 million for the Prior YTD, principally as a result of increased selling expenses resulting from higher revenue. General and administrative expenses decreased from $19.8 million for the Prior YTD to $18.1 million for the YTD. This decrease of $1.7 million is primarily attributable to decreased accrued bonus expenses and cost reduction efforts. During the YTD, transition expenses were $1.0 million related to uncompleted acquisitions, $0.9 million related to acquisitions, and $0.8 million related to the shutdown and reorganization of facilities. In the Prior YTD, transition expenses were $0.3 million related to uncompleted acquisitions, $0.9 million related to acquisitions, $2.2 million related to the shutdown and reorganization of facilities, and $21.0 million related to the Merger.

INTEREST EXPENSE, NET. Net interest expense decreased $29.0 million to $33.8 million for the YTD compared to $62.8 million for the Prior YTD primarily due to $18.7 million of prepayment fees and related charges and $6.6 million of deferred financing fees written off in the Prior YTD due to the extinguishment of debt in connection with the Merger. The prepayment fees and related charges and deferred financing fees written off in the Prior YTD were previously classified as extraordinary. Pursuant to SFAS 145, any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in Opinion 30 for classification as an extraordinary item must be reclassified. As a result, we have reclassified the extraordinary item in the Statements of Operations to continuing operations in these quarterly financial statements.

INCOME TAX. For the YTD, we recorded income tax expense of $9.5 million or an effective tax rate of 45%. The effective tax rate is greater than the statutory rate due to the impact of state taxes and foreign location losses for which no benefit was currently provided. The increase of $9.1 million over the Prior YTD can be attributed to the Merger as the use of net operating loss carryforwards is recorded as a reduction to goodwill as compared to a credit to income tax expense in the Prior YTD. As a result of the Merger, the amount of the predecessor's net operating loss carryforward which can be used in any given year will be limited to approximately $12.9 million.

NET INCOME. Net income is $11.8 million for the YTD compared to a net loss of $32.1 million for the Prior YTD for the reasons discussed above.

LIQUIDITY AND CAPITAL RESOURCES

On July 22, 2002, we entered into a credit and guaranty agreement and a related pledge security agreement with a syndicate of lenders led by Goldman Sachs Credit Partners L.P., as administrative agent (the "Credit Facility").

As of September 27, 2003, the Credit Facility provides (1) a $326.7 million term loan, (2) a $50.0 million delayed draw term loan facility, and (3) a $100.0 million revolving credit facility. The maturity date of the term loan is July 22, 2010, and the maturity date of the revolving credit facility and delayed draw term loan facility is July 22, 2008. The term loan was funded on the closing date and the proceeds were used in connection with the Merger to pay the cash consideration payable to stockholders, the costs of prepaying Company indebtedness and the transaction costs incurred in connection therewith. Amounts available under the delayed draw term loan facility may be borrowed (but not reborrowed) during the 18-month period beginning on July 22, 2002, provided that certain financial covenants are satisfied and no default or event of default exists at the time of borrowing. Delayed draw term loans may only be made in connection with permitted acquisitions. The indebtedness under the Credit Facility is guaranteed by BPC Holding and all of its domestic subsidiaries. The obligations of Berry Plastics under the Credit Facility and the guarantees thereof are secured by substantially all of the assets of such entities. At September 27, 2003, there were no borrowings outstanding on either the delayed draw term loan facility or the revolving credit facility.

Borrowings under the Credit Facility bear interest, at our option, at either
(1) the base rate, which is a rate per annum equal to the greater of the prime rate and the federal funds effective rate in effect on the date of determination plus 0.50% plus the applicable margin (the ``Base Rate Loans'') or (2) an adjusted Eurodollar Rate which is equal to the rate for Eurodollar deposits plus the applicable margin (the "Eurodollar Rate Loans"). For the term loan, the applicable margin is (1) with respect to Base Rate Loans, 2.00% per annum and (2) with respect to Eurodollar Rate Loans, 3.00% per annum. For Eurodollar Rate Loans under the delayed draw term loan facility and the revolving credit facility, the applicable margin ranges from 2.75% per annum to 2.00% per annum, depending on our leverage ratio (2.75% based on results through September 27, 2003). The applicable margin with respect to Base Rate Loans is 1.00% per annum less than the applicable margin for Eurodollar Rate Loans. Interest is payable quarterly for Base Rate Loans and at the end of the applicable interest period for all Eurodollar Rate Loans. The interest rate applicable to overdue payments and to outstanding amounts following an event of default under the Credit Facility is equal to the interest rate at the time of an event of default plus 2.00%. We also pay commitment fees ranging from 0.375% per annum to 0.75% per annum on the average daily unused portion of the delayed draw term loan facility and revolving credit facility. In October 2002, pursuant to a requirement in the Credit Facility and as a result of the current economic slowdown and corresponding interest rate reductions, we entered into an interest rate collar agreement with Goldman Sachs Capital Markets, L.P., which applies to $50.0 million of the term loans and protects both parties against fluctuations in interest rates. Under the interest rate collar agreement, the Eurodollar rate with respect to $50.0 million of the outstanding principal amount of the term loan will not exceed 6.75% or drop below 1.97%.

The Credit Facility contains significant financial and operating covenants, including prohibitions on our ability to incur certain additional indebtedness or to pay dividends, and restrictions on our ability to make capital expenditures and investments and dispose of assets or consummate acquisitions. The occurrence of a default, an event of default or a material adverse effect on Berry Plastics would result in our inability to obtain further borrowings under our revolving credit facility and could also result in the acceleration of our obligations under any or all of our debt agreements, each of which could materially and adversely affect our business. We were in compliance with all of the financial and operating covenants at September 27, 2003.

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

Net cash provided by operating activities was $45.9 million for the YTD compared to $15.1 million for the Prior YTD. The increase of $30.8 million is primarily the result of $21.0 million of Merger expenses in the Prior YTD, improved inventory management, and reduced rates of interest on borrowings in the YTD.

NET CASH USED FOR INVESTING ACTIVITIES DECREASED FROM $39.3 MILLION FOR THE PRIOR YTD TO $26.9 MILLION FOR THE YTD PRIMARILY AS A RESULT OF $12.7 MILLION OF MERGER TRANSACTION COSTS IN THE PRIOR YTD. CAPITAL SPENDING OF $21.1 MILLION IN THE YTD INCLUDED $2.0 MILLION FOR BUILDINGS AND SYSTEMS, $12.5 MILLION FOR MOLDS, $2.3 MILLION FOR MOLDING AND PRINTING MACHINES, AND $4.3 MILLION FOR ACCESSORY EQUIPMENT AND SYSTEMS.

NET CASH USED FOR FINANCING ACTIVITIES WAS $7.8 MILLION FOR THE YTD COMPARED TO $36.7 MILLION PROVIDED BY FINANCING ACTIVITIES FOR THE PRIOR YTD. THE DECREASE OF $44.5 MILLION CAN BE ATTRIBUTED TO MERGER FINANCING IN THE PRIOR YTD AND REDUCED BORROWINGS DUE TO INCREASED CASH PROVIDED BY OPERATIONS IN THE YTD.

INCREASED WORKING CAPITAL NEEDS OCCUR WHENEVER WE EXPERIENCE STRONG INCREMENTAL DEMAND OR A SIGNIFICANT RISE IN THE COST OF RAW MATERIAL, PARTICULARLY PLASTIC RESIN. HOWEVER, WE ANTICIPATE THAT OUR CASH INTEREST, WORKING CAPITAL AND CAPITAL EXPENDITURE REQUIREMENTS FOR 2003 WILL BE SATISFIED THROUGH A COMBINATION OF FUNDS GENERATED FROM OPERATING ACTIVITIES AND CASH ON HAND, TOGETHER WITH FUNDS AVAILABLE UNDER THE CREDIT FACILITY. WE BASE SUCH BELIEF ON HISTORICAL EXPERIENCE AND THE SUBSTANTIAL FUNDS AVAILABLE UNDER THE CREDIT FACILITY. HOWEVER, WE CANNOT PREDICT OUR FUTURE RESULTS OF OPERATIONS. AT SEPTEMBER 27, 2003, OUR CASH BALANCE WAS $26.5 MILLION, AND WE HAD UNUSED BORROWING CAPACITY UNDER THE CREDIT FACILITY'S REVOLVING LINE OF CREDIT OF $94.3 MILLION. HOWEVER, THE COVENANTS UNDER OUR CREDIT FACILITY LIMITS OUR ABILITY TO MAKE SUCH BORROWINGS AND AS OF SEPTEMBER 27, 2003, WE COULD HAVE BORROWED $27.4 MILLION.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates primarily through our Credit Facility. The Credit Facility is comprised of (1) a $330.0 million term loan, (2) a $50.0 million delayed draw term loan facility, and (3) a $100.0 million revolving credit facility. At September 27, 2003, there were no borrowings outstanding on either the delayed draw term loan facility or the revolving credit facility. The net outstanding balance of the term loan at September 27, 2003 was $326.7 million. Future borrowings under the Credit Facility bear interest, at our option, at either
(1) the base rate, which is a rate per annum equal to the greater of the prime rate and the federal funds effective rate in effect on the date of determination plus 0.5% plus the applicable margin or (2) an adjusted Eurodollar Rate which is equal to the rate for Eurodollar deposits plus the applicable margin. We utilize interest rate instruments to reduce the impact of either increases or decreases in interest rates on its floating rate debt. Pursuant to a requirement in the Credit Facility and as a result of an economic slowdown and corresponding interest rate reductions, we entered into an interest rate collar arrangement in October 2002 to protect $50.0 million of the outstanding variable rate term loan debt from future interest rate volatility. Under the interest rate collar agreement, the Eurodollar rate with respect to the $50.0 million of outstanding variable rate term loan debt will not exceed 6.75% or drop below 1.97%. At September 27, 2003, the Eurodollar rate applicable to the term loan was 1.35%. If the Eurodollar rate increases 0.25% and 0.5%, we estimate an annual increase in our interest expense of approximately $0.7 million and $1.4 million, respectively.

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

October 22, 2003


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