Form 10-K
period 2003-12-27
BPC HOLDING CORP; BERRY PLASTICS CORP
filed 2004-03-18
CIK 919465, 919463

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended
      December 27, 2003
                                      or
[  ]  Transition  report  pursuant to Section 13 or  15(d)  of  the  Securities
      Exchange Act of 1934  for the transition period from
                   to

                        Commission File Number 33-75706
                            BPC HOLDING CORPORATION
            (Exact name of registrant as specified in its charter)

            Delaware                   35-1813706
  (State or other jurisdiction       (IRS employer
of incorporation or organization)identification number)

                          BERRY PLASTICS CORPORATION
            (Exact name of registrant as specified in its charter)

                Delaware                      35-1814673
      (State or other jurisdiction          (IRS employer
   of incorporation or organization)    identification number)

           101 Oakley Street                    47710
          Evansville, Indiana
(Address of principal executive offices)      (Zip code)


Registrants' telephone number, including area code:  (812) 424-2904

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

      As of March 18, 2004, there were outstanding 3,396,887 shares of the Common Stock, $.01 par value, of BPC Holding Corporation. As of March 18, 2004, there were outstanding 100 shares of the Common Stock, $.01 par value, of Berry Plastics Corporation.

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

   catastrophic loss of our key manufacturing facility;

   risks related to our acquisition strategy and integration of acquired businesses;

   risks associated with our substantial indebtedness and debt service;

   performance of our business and future operating results;

   risks of competition in our existing and future markets;

   general business and economic conditions, particularly an economic downturn;

   increases in the cost of compliance with laws and regulations, including environmental laws and regulations; and

   the factors discussed in the section of this  Form 10-K titled "Risk
      Factors."

      Readers should carefully review the factors discussed in the section titled "Risk Factors" in this Form 10-K and other risk factors identified from time to time in our periodic filings with the Securities and Exchange Commission and should not place undue reliance on our forward-looking statements. We undertake no obligation to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.

                             AVAILABLE INFORMATION

      We make available, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments, if any, to those reports through our Internet website as soon as practicable after they have been electronically filed with or furnished to the SEC. Our internet address is www.berryplastics.com. The information contained on our website is not being incorporated herein. We are currently in the process of finalizing our Code of Ethics.

                               TABLE OF CONTENTS

                            BPC HOLDING CORPORATION
                          BERRY PLASTICS CORPORATION

             FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 27, 2003

                                                                           PAGE
                                    PART I

Item 1.     Business......................................................    4
Item 2.     Properties....................................................   12
Item 3.     Legal Proceedings............................................    12
Item 4.     Submission of Matters to a Vote of Security Holders..........    12

                                    PART II

Item 5.     Market for Registrants'Common Equity and Related Stockholder
            Matters......................................................    13
Item 6.     Selected Financial Data......................................    14
Item 7.     Management's  Discussion  and Analysis of Financial Condition
            and Results of Operations....................................    15
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk...    21
Item 7B.    Risk Factors ................................................    21
Item 8.     Financial Statements and Supplementary Data..................    27
Item 9.     Changes  in  and Disagreements with Accountants on Accounting
            and Financial Disclosure.....................................    27
Item 9A.    Controls and Procedures......................................    27

                                   PART III

Item 10.    Directors and Executive Officers of the Registrants..........    28
Item 11.    Executive Compensation.......................................    31
Item 12.    Security Ownership of Certain Beneficial Owners and Management
            and Related Stockholders Matters.............................    33
Item 13.    Certain Relationships and Related Transactions...............    35
Item 14.    Principal Accountant Fees and Services.......................    37

                                    PART IV

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K  39

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

GENERAL

      We are one of the world's leading manufacturers and suppliers of a diverse mix of rigid plastics packaging products focusing on the open-top container, closure, aerosol overcap, drink cup and housewares markets. We sell a broad product line to over 12,000 customers. We concentrate on manufacturing higher quality, value-added products sold to image-conscious marketers of institutional and consumer products. We believe that our large operating scale, low-cost manufacturing capabilities, purchasing leverage, proprietary thermoforming technology and extensive collection of over 1,000 active proprietary molds provide us with a competitive advantage in the marketplace. We have been able to leverage our broad product offering, value-added manufacturing capabilities and long-standing customer relationships into leading positions across a number of products. Our top 10 customers represented approximately 18% of our fiscal 2003 net sales with no customer accounting for more than 4% of our fiscal 2003 net sales. On a pro forma basis giving effect to the acquisition of Landis Plastics, Inc. as if it occurred at the beginning of fiscal 2003, our top 10 customers would have represented approximately 32% of our pro forma fiscal 2003 net sales with no customer accounting for more than 8% of our pro forma fiscal 2003 net sales. The average length of our relationship with these customers was over 19 years. Our products are primarily sold to customers in industries that exhibit relatively stable demand characteristics and are considered less sensitive to overall economic conditions, such as pharmaceuticals, food, dairy and health and beauty. Additionally, we operate 16 high-volume manufacturing facilities and have extensive distribution capabilities.

      We organize our product categories into three operating divisions: containers, closures, and consumer products. The following table displays our net sales by division for each of the past five fiscal years.

($ in millions)         1999    2000   2001   2002   2003
                        ----    ----   ----   ----   ----

Containers             $188.7  $231.2 $234.5 $250.4 $288.5
Closures                 81.0   112.2  132.4  133.9  147.3
Consumer products        59.1   64.7    94.8  110.0  116.1
                        -----   -----  -----  -----  -----
Total net sales        $328.8  $408.1 $461.7 $494.3 $551.9
                        =====   =====  =====  =====  =====


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

      From 1992 until 2003, we continued to grow by acquiring companies that we believed would improve our financial performance in the long-term, expand our product lines, or in some cases, provide us with a new or complementary product line. In 1992, we acquired the assets of the Mammoth Containers division of Genpak Corporation. In 1995, we acquired substantially all of the assets of Sterling Products, Inc., a producer of injection-molded plastic drink cups and lids, and Tri-Plas, Inc., a manufacturer of injection-molded containers. In 1997, we acquired (1) certain assets of Container Industries, Inc., a manufacturer and marketer of injection-molded industrial and pry-off containers, (2) PackerWare Corporation ("PackerWare"), a manufacturer and marketer of plastic containers, drink cups, housewares, and lawn and garden products, (3) substantially all of the assets of Virginia Design Packaging Corp., a manufacturer and marketer of injection-molded containers used primarily for food packaging, and (4) Venture Packaging, Inc., a manufacturer and marketer of injection-molded containers used in the food, dairy and various other markets. In 1998, we acquired all of the capital stock of Norwich
Injection Moulders Limited (now known as Berry Plastics UK Limited) and substantially all of the assets of the Knight Engineering and Plastics Division of Courtaulds Packaging Inc., a manufacturer of aerosol overcaps. In 1999, we acquired all of the outstanding capital stock of CPI Holding Corporation, the parent company of Cardinal Packaging, Inc., a manufacturer and marketer of open-top containers. In 2000, we acquired all of the outstanding capital stock of (1) Poly-Seal Corporation ("Poly-Seal"), a manufacturer and marketer of closures and (2) Capsol S.p.a. ("Capsol") and the whole quota capital of a related company, Ociesse S.r.l. Capsol is a manufacturer and marketer of aerosol overcaps and closures. In 2001, we acquired all of the outstanding capital stock of Pescor Plastics, Inc. ("Pescor"), a manufacturer and marketer of drink cups, and in 2002, we acquired the Alcoa Flexible Packaging injection molding assets from Mount Vernon Plastics Corporation ("Mount Vernon"). In 2003, we acquired (1) the 400 series continuous threaded injection molded closure assets from CCL Plastic Packaging, (2) the injection molded overcap lid assets from APM Inc., and (3) all of the outstanding capital stock of Landis Plastics, Inc., a manufacturer and marketer of open-top containers.

RECENT DEVELOPMENTS

The Merger

      On  July  22,  2002,  GS  Berry  Acquisition Corp., (the "Buyer") a newly formed entity controlled by various private equity funds affiliated with Goldman, Sachs & Co., merged (the "Merger") with and into BPC Holding, pursuant to an agreement and plan of merger, dated as of May 25, 2002. At the effective time of the Merger, (1) each share of common stock of BPC Holding issued and outstanding immediately prior to the effective time of the Merger was converted into the right to receive cash pursuant to the terms of the merger agreement, and (2) each share of common stock of the Buyer issued and outstanding immediately prior to the effective time of the Merger was converted into one share of common stock of BPC Holding. Additionally, in connection with the Merger, we retired all of BPC Holding's senior secured notes and Berry Plastics' senior subordinated notes, repaid all amounts owed under our credit facilities, redeemed all of the outstanding preferred stock of BPC Holding, entered into a new credit facility and completed an offering of new senior subordinated notes of Berry Plastics. Immediately following the Merger, private equity funds affiliated with Goldman Sachs owned approximately 63% of the outstanding common stock of BPC Holding, private equity funds affiliated with J.P. Morgan Chase & Co. owned approximately 29% and members of our management owned the remaining 8%.

      The total amount of funds required to consummate the Merger and to pay the related fees and expenses was approximately $870.7 million, including retirement all of BPC Holding's senior secured notes and Berry Plastics' senior subordinated notes, repayment of all amounts owed under our credit facilities, redemption of all of the outstanding preferred and common stock of BPC Holding, and other fees and expenses related to the Merger. In connection with the Merger, Berry Plastics received a $330 million senior secured term loan from a syndicate of lenders led by Goldman Sachs Credit Partners L.P., as administrative agent, approximately $250 million from the issuance by Berry Plastics of 10 3/4% senior subordinated notes to various institutional buyers due 2012, and approximately $268.8 million in equity contributions from affiliates of Goldman Sachs and certain existing stockholders and continuing investments from members of our management. The $330 million senior secured term loan was part of a larger senior secured credit facility that we entered into with a syndicate of lenders led by Goldman Sachs Credit Partners L.P., as administrative agent. The credit facility also included a $50.0 million delayed draw term loan facility and a $100.0 million revolving credit facility.

The Landis Acquisition

      On November 20, 2003, Berry Plastics acquired Landis Plastics, Inc. for aggregate consideration of approximately $229.7 million, pursuant to which Berry's wholly-owned subsidiary, Berry Plastics Acquisition Corporation IV, merged with and into Landis, and Landis became our wholly-owned subsidiary (the "Landis Acquisition"). The Landis Acquisition was funded through (1) the issuance by Berry Plastics of $85.0 million aggregate principal amount of 10 3/4% senior subordinated notes due 2012 to various institutional buyers, which resulted in gross proceeds of $95.2 million, (2) aggregate net borrowings of $54.1 million under our amended and restated senior secured credit facility from our new term loans, after giving effect to the refinancing of our prior term loan, (3) an aggregate common equity contribution of $62.0 million, consisting of contributions of $35.4 million by GS Capital Partners 2000, L.P. and its affiliates, $16.1 million by J.P. Morgan Partners Global Investors, L.P. and its affiliates, and an aggregate of $10.5 million from existing Landis shareholders and (4) cash on hand. Berry also agreed to acquire, for $32.0 million, four facilities that Landis leased from certain of its affiliates. Prior to the closing of the Landis Acquisition, we assigned our rights and obligations to purchase the four facilities owned by affiliates of Landis to an affiliate of W.P. Carey & Co., L.L.C. and then leased those four facilities from them.

PRODUCT OVERVIEW

  We organize our product lines into three categories: containers, closures and consumer products.

Containers
----------
  We classify  our containers into six product lines: thinwall, pry-off, dairy,
polypropylene, industrial  and  specialty.   The  following table describes our
container product lines.

PRODUCT LINE               DESCRIPTION                SIZES                      MAJOR END MARKETS
------------               -----------                -----                      -----------------
Thinwall     Thinwalled, multi-purpose containers     8 oz.   Food, promotional products, toys and a wide variety
             with or without handles and lids         to 2    of other uses
                                                      gallons

Pry-off      Containers having a tight lid-fit and    4 oz.   Building products, adhesives, chemicals, and other
             requiring an opening device              to 2    industrial uses
                                                      gallons

Dairy        Thinwall containers in traditional dairy 4 oz.   Cultured dairy products including yogurt, cottage
             market sizes and styles                  to 5    cheese, sour cream and dips, and frozen desserts
                                                      lbs.,
                                                      Multi-
                                                      pack

Polypropylene Usually clear containers in round,      6 oz.   Food, deli, sauces and salads
              oblong or rectangular shapes            to 5
                                                      lbs.

Industrial   Thick-walled, larger pails designed to   2.5 to  Building products, chemicals, paints and other
             accommodate heavy loads                  5       industrial uses
                                                      gallons

Specialty    Customer specific                        Various Premium consumer items, such as tobacco and
                                                              drink mixes

  The largest end-uses for our containers are food products, building products, chemicals and dairy products. We have a diverse customer base for our container lines, and no single container customer exceeded 3% of our total net sales in fiscal 2003. On a pro forma basis giving effect to the acquisition of Landis Plastics, Inc. as if it occurred at the beginning of fiscal 2003, no single container customer exceeded 8% of our pro forma fiscal 2003 net sales

      We believe that we offer the broadest product line among U.S.-based injection-molded plastic container manufacturers. Our container capacities range from 4 ounces to 5 gallons and are offered in various styles with accompanying lids, bails and handles, some of which we produce, as well as a wide array of decorating options. In addition to a complete product line, we have sophisticated printing capabilities, in-house graphic arts and tooling departments, low-cost manufacturing capability with 14 plants strategically located throughout the United States and a dedication to high-quality products and customer service. Our product engineers work with customers to design and commercialize new containers. In addition, as part of our dedication to customer service, on occasion, we provide filling machine equipment to some of our customers, primarily in the dairy market, and we also provide the services necessary to operate such equipment. We believe providing such equipment and services increases customer retention by increasing the customer's production efficiency. The cost of, and revenue from, such equipment is not material.

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

      In non-industrial containers, our strongest competitors include Airlite, Sweetheart, and Polytainers. We also produce commodity industrial pails for a market that is dominated by large volume competitors such as Letica, Plastican, NAMPAC and Ropak. We do not participate heavily in this large market.

Closures

      Our closures division focuses on aerosol overcaps and closures.

Aerosol Overcaps
----------------

      We believe we are the worldwide leading producer of injection-molded aerosol overcaps. Our aerosol overcaps are used in a wide variety of consumer goods including spray paints, household and personal care products, insecticides and numerous other commercial and consumer products. Most U.S. manufacturers of aerosol products, and companies that fill aerosol products on a contractual basis, are our customers for some portion of their needs. Approximately 20% of the U.S. injection-molded market consists of manufacturers who produce overcaps in-house for their own needs.

      We believe that, over the years, we have developed several significant competitive advantages, including (1) a reputation for outstanding quality, (2) short lead-time requirements to fill customer orders, (3) long-standing relationships with major customers, (4) the ability to accurately reproduce colors, (5) proprietary packing technology that minimizes freight cost and warehouse space, (6) high-speed, low-cost molding and decorating capability and
(7) a broad product line of proprietary molds. We continue to develop new products in the overcap market, including a "spray-thru" line of aerosol overcaps that has a built-in release button.

      In fiscal 2003, no single aerosol overcap customer accounted for over 2% of our total net sales. Competitors include Dubuque Plastics, Cobra and Plasticum. In addition, a number of companies, including several of our customers, currently produce aerosol overcaps for their own use.

Closures
--------

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

  In fiscal 2003, no single closure customer accounted for over 2% of our total net sales. Competitors include Owens-Illinois, Kerr/Suncoast, Phoenix Closures, Portola, Rexam Closures, and Seaquist Closures.

Consumer Products

      Our consumer products division focuses on drink cups and housewares.

Drink Cups
----------

      We believe that we are the largest provider of injection-molded plastic drink cups in the United States. As beverage producers, convenience stores and fast food restaurants increase their marketing efforts for larger sized drinks, we believe that the plastic drink cup market should expand because of plastic's desirability over paper for larger drink cups. We produce injection-molded plastic cups that range in size from 12 to 64 ounces. Primary markets are fast food and family dining restaurants, convenience stores, stadiums and retail stores. Many of our cups are decorated, often as promotional items, and we are known in the industry for our innovative, state-of-the-art graphics capability.

      We launched our thermoformed drink cup line in fiscal 2001. Our thermoformed product line offers sizes ranging from 22 to 44 ounces. Our thermoform process is unique in the industry in that it uses polypropylene instead of more expensive polystyrene in producing deep draw drink cups. This offers a material competitive advantage versus competitive thermoformed drink cups.

      In fiscal 2003, no single drink cup customer accounted for more than 2% of our total net sales. Drink cup competitors include Huhtamaki (formerly Packaging Resources Incorporated), Sweetheart, International Paper, Dopaco, Letica, and WNA (formerly Cups Illustrated).

Housewares
----------

      Our participation in the housewares market is primarily focused on producing seasonal (spring and summer) semi-disposable plastic housewares and plastic garden products. Examples of our products include plates, bowls, pitchers, tumblers and outdoor flowerpots. We sell virtually all of our products in this market through major national retail marketers and national chain stores, such as Wal-Mart. PackerWare is our recognized brand name in these markets and PackerWare branded products are often co-branded by our customers. Our position in this market has been to provide high value to consumers at a relatively modest price, consistent with the key price points of the retail marketers. We believe outstanding service and ability to deliver products with timely combination of color and design further enhance our position in this market. This focus allowed PackerWare to be named Wal-Mart's category manager for its seasonal housewares department.

      In fiscal 2003, no single housewares customer accounted for more than 4% of our total net sales. Housewares competitors include imported products from China, Arrow Plastics and United Plastics.

MARKETING AND SALES

      We  reach  our  large  and  diversified  base  of  over 12,000  customers primarily through our direct field sales force of over 60 dedicated professionals. Our field sales, production and support staff meet with customers to understand their needs and improve our product offerings and services. While these field sales representatives are focused on individual product lines, they are also encouraged to sell all of our products to serve the needs of our customers. We believe that a direct field sales force is able to better focus on target markets and customers, with the added benefit of permitting us to control pricing decisions centrally. We also utilize the services of manufacturing representatives to assist our direct sales force. We believe that we produce a high level of customer satisfaction. Highly skilled customer service representatives are strategically located throughout our facilities to support the national field sales force. In addition, telemarketing representatives, marketing managers and sales/marketing executives oversee the marketing and sales efforts. Manufacturing and engineering personnel work closely with field sales personnel to satisfy customers' needs through the production of high-quality, value-added products and on-time deliveries.

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

MANUFACTURING

      We primarily manufacture our products using either injection or thermoform molding presses. In both cases, the process begins with raw plastic pellets which are then converted into finished products. In the injection process, the raw pellets are melted to a liquid state and injected into a multi-cavity steel mold where the resin is allowed to solidify to take the final shape of the part. In the thermoform process, the raw resin is softened to the point where sheets of material are drawn into multi-cavity molds and formed over the molds to form the desired shape. The final parts are then either cut and trimmed in the mold or trimmed as a secondary process. In both processes, the cured parts are transferred from the molding process via automated handling equipment to corrugated containers for shipment to customers or for post-molding secondary operations (offset printing, labeling, silkscreening, handle applications, etc.). We believe that our molding, handling, and post-molding capabilities are among the best in the industry.

      Our overall manufacturing philosophy is to be a low-cost producer by using (1) high-speed molding machines, (2) modern multi-cavity hot runner, cold runner and insulated runner molds, (3) extensive material handling automation and (4) sophisticated printing technology. We utilize state-of-the-art robotic packaging processes for large volume products, which enable us to reduce breakage while lowering warehousing and shipping costs. Each plant has maintenance capability to support molding and post-molding operations. We have historically made, and intend to continue to make, significant capital investments in plant and equipment because of our objectives to improve productivity, maintain competitive advantages and foster continued growth. Over the past five fiscal years our capital expenditures in plant and equipment, exclusive of acquisitions, were $153.7 million.

PRODUCT DEVELOPMENT AND DESIGN

      We believe our technology base and research and development support are among the best in the rigid plastics packaging industry. Our full-time product engineers use three-dimensional computer-aided-design (CAD) technology to design and modify new products and prepare mold drawings. We can simulate the molding environment by running unit-cavity prototype molds in small injection-molding machines for research and development of new products. Production molds are then designed and outsourced for production by various companies with which we have extensive experience and established relationships. The Landis Acquisition provides the additional capability of in-house mold production, which will be considered for certain projects. Our engineers oversee the mold-building process from start to finish. Many of our customers work in partnership with our technical representatives to develop new, more competitive products. We have enhanced our relationships with these customers by providing the technical service needed to develop products combined with our internal graphic arts support.

      We spent $3.5 million, $2.9 million and $1.9 million on research and development in 2003, 2002, and 2001, respectively.

      We also utilize our in-house graphic design department to develop color and styles for new products. Our design professionals work directly with our customers to develop new styles and use computer-generated graphics to enable our customers to visualize the finished product.

QUALITY ASSURANCE

      Each plant extensively utilizes Total Quality Management philosophies, including the use of statistical process control and extensive involvement of employees to increase productivity. This teamwork approach to problem-solving increases employee participation and provides necessary training at all levels. Teams use the Six Sigma methodology to improve internal processes and service the customer. All of our facilities except for two facilities (Richmond and Phoenix) that were acquired in connection with the Landis Acquisition have been ISO certified, which demonstrates compliance by a company with a set of shipping, trading and technology standards promulgated by the International Standardization Organization ("ISO"). We are actively pursuing ISO certification in the remaining two facilities. Extensive testing of parts for size, color, strength and material quality using statistical process control
(SPC) techniques and sophisticated technology is also an ongoing part of our quality assurance activities.

SYSTEMS

      We utilize a fully integrated computer software system at each of our plants (excluding the Landis facilities, which we anticipate completing the conversion process by the end of the second quarter of 2004) that produces complete financial and operational reports. This accounting and control system is easily expandable to add new features and/or locations as we grow. In addition, we have in place a sophisticated quality assurance system, a bar code based material management system and an integrated manufacturing system.

SOURCES AND AVAILABILITY OF RAW MATERIALS

      The most important raw material purchased by us is plastic resin. We purchased approximately $140.3 million and over 350 million pounds of resin in fiscal 2003. On a pro forma basis after giving effect to the Landis Acquisition, our annual resin pound utilization exceeds 500 million pounds with approximately 28% of our resin pounds being high density polyethylene ("HDPE"), 17% linear low density polyethylene and 55% polypropylene ("PP"). We have contractual price escalators and de-escalators tied to the price of resin representing approximately 55% of net sales that result in price increases/decreases to many of our customers in a relatively short period of time, typically quarterly. In addition, we have historically had success in passing through price increases and decreases in the price of resin to customers without indexed price agreements. For example, in fiscal 2003, our net sales increased by $57.6 million over fiscal 2002, of which approximately $25.6 million was attributable to increased selling prices. This occurred in an environment of rapidly escalating resin prices. Fewer than 10% of our net sales are generated from fixed-price arrangements, and we have at times and may continue to enter into negotiated purchase agreements with resin suppliers related to these fixed price arrangements. We can further mitigate the effect of resin price movements through our ability to accommodate raw material switching for certain products between HDPE and PP as prices fluctuate. Based on information from Plastics News, an industry publication, average spot prices of HDPE and PP on December 27, 2003 were $0.515 per pound and $0.470 per pound, respectively, reflecting increases of $0.12 per pound, or 30%, and $0.08 per pound, or 21%, over the respective average spot prices from December 28, 2002.

      Our purchasing strategy is to deal with only high-quality, dependable suppliers, such as Dow, Chevron, Nova, Equistar, Atofina, Basell, Sunoco, and ExxonMobil. Although we do not have any supply requirements contracts with our key suppliers, we believe that we have maintained strong relationships with these key suppliers and expect that such relationships will continue into the foreseeable future. Based on our experience, we believe that adequate quantities of plastic resins will be available at market prices, but we can give you no assurances as to such availability or the prices thereof.

EMPLOYEES

      At the end of fiscal 2003, we had approximately 4,700 employees. Poly-Seal Corporation, a wholly owned subsidiary, and the United Steelworkers of America are parties to a collective bargaining agreement which expires on April 24, 2005. At the end of fiscal 2003, approximately 330 employees of Poly-Seal Corporation, all of which are located in our Baltimore facility, were covered by this agreement. None of our other employees are covered by collective bargaining agreements. We believe our relations with our employees are good.

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

  Like any manufacturer, we are subject to the possibility that we may receive notices of potential liability in connection with materials that were sent to third-party recycling, treatment, and/or disposal facilities under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), and comparable state statutes, which impose liability for investigation and remediation of contamination without regard to fault or the legality of the conduct that contributed to the contamination. Liability under CERCLA is retroactive, and liability for the entire cost of a cleanup can be imposed on any responsible party. No such notices are currently pending.

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

  Oregon's aggregate recycling rate for rigid plastic containers has exceeded the 25% goal since the effective date of the law through 2001, the most recent compliance period examined. Therefore, rigid plastic containers are exempt from the requirements of the Oregon statute. In addition, California has also reached its 25% recycling rate goal for rigid plastic containers in 2001, the most recent compliance period examined. Therefore, rigid plastic containers are exempt from the requirements of the California statute for 2002. In order to facilitate continued individual customer compliance with these regulations, we are providing customers the option of purchasing containers with limited amounts of PCR or reduced weight.

ITEM 2.  PROPERTIES

      The following table sets forth our principal manufacturing facilities:

    LOCATION     SQUARE FOOTAGE             USE               OWNED/LEASED
    --------     --------------             ---               ------------
Evansville, IN      580,000        Headquarters and manufacturing Owned
Henderson, NV       175,000        Manufacturing                  Owned
Iowa Falls, IA      100,000        Manufacturing                  Owned
Charlotte, NC       150,000        Manufacturing                  Owned
Lawrence, KS        424,000        Manufacturing                  Owned
Suffolk, VA         110,000        Manufacturing                  Owned
Monroeville, OH     152,000        Manufacturing                  Owned
Norwich, England     88,000        Manufacturing                  Owned
Woodstock, IL       170,000        Manufacturing                  Owned
Streetsboro, OH     140,000        Manufacturing                  Owned
Baltimore, MD       244,000        Manufacturing                  Owned
Milan, Italy        125,000        Manufacturing                  Leased
Chicago, IL         472,000        Manufacturing                  Leased
Richmond, IN        160,000        Manufacturing                  Owned
Syracuse, NY        135,000        Manufacturing                  Leased
Phoenix, AZ         140,000        Manufacturing                  Leased

      We believe that our property and equipment is well-maintained, in good operating condition and adequate for our present needs. In addition, we own a property in Monticello, Indiana that was acquired in connection with the Landis Acquisition that was subsequently closed as part of our integration efforts. This property is currently on the market for sale.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      By Written Consent in Lieu of a Meeting of the Stockholders of BPC Holding Corporation dated December 10, 2003, stockholders that hold a majority of the stock entitled to vote approved an amendment to the BPC Holding Corporation 2002 Stock Option Plan to revise vesting provisions of such plan to provide for 20% vesting the first year and each subsequent year for four (4) years for time and upon reaching or exceeding performance targets.

                                    PART II

ITEM 5.MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
       MATTERS

      There is no established public trading market for any class of common stock of Holding or the Company. With respect to the capital stock of Holding, as of March 18, 2004, there were 103 holders of the common stock. All of the issued and outstanding common stock of the Company is held by Holding.

DIVIDEND POLICY

      Holding has not paid cash dividends on its capital stock since the Merger. Because Holding intends to retain any earnings to provide funds for the operation and expansion of the Company's business and to repay outstanding indebtedness, Holding does not intend to pay cash dividends on its common stock in the foreseeable future. Furthermore, as a holding company with no independent operations, the ability of Holding to pay cash dividends will be dependent on the receipt of dividends or other payments from the Company. Under the terms of the Indenture dated as of July 22, 2002, as supplemented (the "Indenture"), among the Company, Holding, all of its direct and indirect domestic subsidiaries, and U.S. Bank Trust National Association, as Trustee ("U.S. Bank"), and the Company has restrictions regarding the payment of dividends on its common stock. In addition, the Company's amended and restated senior secured credit facility contains covenants that, among other things, restrict the payment of dividends by the Company. In addition, Delaware law limits Holding's ability to pay dividends from current or historical earnings or profits or capital surplus. Any determination to pay cash dividends on common stock of the Company or Holding in the future will be at the discretion of the Board of Directors of the Company and Holding, respectively.

EQUITY COMPENSATION PLAN INFORMATION

      See Item 12 of this Form 10-K entitled "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters".

ITEM 6.     SELECTED FINANCIAL DATA

      The following selected financial data are derived from our consolidated financial statements. The data should be read in connection with the consolidated financial statements, related notes and other financial information included herein. Our fiscal year is a 52/53 week period ending generally on the Saturday closest to December 31. All references herein to "2003," "2002," "2001," "2000," and "1999" relate to the fiscal years ended
December 27, 2003, December 28, 2002, December 29, 2001, December 30, 2000, and January 1, 2000, respectively. For analysis purposes, the results under Holding's prior ownership ("Predecessor") have been combined with results subsequent to the Merger on July 22, 2002. Our historical consolidated financial information may not be comparable to or indicative of our future performance. For a discussion of certain factors that materially affect the comparability of the consolidated financial data or cause the data reflected herein not to be indicative of our future financial condition or results of operations, see "Risk Factors."

                                                                 BPC HOLDING CORPORATION
                                         -----------------------------------------------------------------------
                                                                               FISCAL
                                         -----------------------------------------------------------------------

                                                      COMBINED
                                                      COMPANY &
                                          COMPANY     PREDECESSOR   PREDECESSOR   PREDECESSOR   PREDECESSOR
                                         -----------------------------------------------------------------------
                                           2003          2002           2001           2000          1999
                                         -----------------------------------------------------------------------
                                                                (IN THOUSANDS OF DOLLARS)
Statement of Operations Data:
   Net sales                             $551,876       $494,303     $461,659      $408,088      $328,834
   Cost of goods sold                     420,750        371,273      338,000       312,119       241,067
                                          -------        -------      -------       -------       -------
   Gross profit                           131,126        123,030      123,659        95,969        87,767
   Operating expenses (a)                  59,936         77,467       70,192        65,862        54,118
                                          -------        -------      -------       -------       -------
   Operating income                        71,190         45,563       53,467        30,107        33,649
   Other expenses (income) (b)                 (7)           299          473           877         1,416
   Loss on extinguished debt (c)              250         25,328            -         1,022             -
   Interest expense, net (d)               45,413         49,254       54,355        51,457        40,817
                                          -------        -------      -------       -------       -------
   Income (loss) before income taxes       25,534        (29,318)      (1,361)      (23,249)       (8,584)
   Income taxes (benefit)                  12,486          3,298          734          (142)          554
                                          -------        -------      -------       -------       -------
   Net income (loss)                       13,048        (32,616)      (2,095)      (23,107)       (9,138)
   Preferred stock dividends                    -          6,468        9,790         6,655         3,776
   Amortization of preferred stock discount     -            574        1,024           768           292
                                          -------        -------      -------       -------       -------
   Net income (loss) attributable to common
   stockholders                          $ 13,048      $ (39,658)   $ (12,909)    $ (30,530)    $ (13,206)
                                          =======        =======      =======       =======       =======

Balance Sheet Data (at end of year):
   Working capital                      $  87,571       $ 64,201    $  19,327     $  20,470    $   10,527

   Fixed assets                           282,977        193,132      203,217       179,804       146,792
   Total assets                         1,015,806        760,576      446,876       413,122       340,807
   Total debt                             751,605        609,943      485,881       468,806       403,989
   Stockholders' equity (deficit)         152,591         75,163     (139,601)     (137,997)     (133,471)

Other Data:
   Depreciation and amortization (e)   $   44,078      $  41,965     $ 50,907     $  42,148     $  31,795
   Capital expenditures                    29,949         28,683       32,834        31,530        30,738


(a)  Operating  expenses  include  $20,987 related to the Merger during fiscal
   2002.

(b) Other expenses (income) consist of net losses (gains) on disposal of property and equipment for the respective years.

(c) The loss on extinguished debt in 2003 represents the legal costs associated with amending the senior credit facility in connection with the Landis Acquisition. As a result of the retirement all of BPC Holding's senior secured notes and Berry Plastics' senior subordinated notes and the repayment of all amounts owed under our credit facilities in connection with the Merger, $6.6 million of existing deferred financing fees and $18.7 million of prepayment fees and related charges were charged to expense in 2002 as a loss on extinguished debt. In 2000, the loss on extinguished debt relates to deferred financing fees written off as a result of amending the retired senior credit facility.

(d) Includes non-cash interest expense of $2,318, $2,476, $11,268, $18,047, and $15,567, in fiscal 2003, 2002, 2001, 2000, and 1999, respectively.

(e) Depreciation and amortization excludes non-cash amortization of deferred financing fees and debt premium/discount amortization which are included in interest expense.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Unless the context requires otherwise, references in this Management's Discussion and Analysis of Financial Condition and Results of Operations to "BPC Holding" or "Holding" refer to BPC Holding Corporation, references to "we," "our" or "us" refer to BPC Holding Corporation together with its consolidated subsidiaries, and references to "Berry Plastics" or the "Company" refer to Berry Plastics Corporation, a wholly owned subsidiary of BPC Holding Corporation. For analysis purposes, the results under Holding's prior ownership ("Predecessor") have been combined with results subsequent to the merger on July 22, 2002 described below. You should read the following discussion in conjunction with the consolidated financial statements of Holding and its subsidiaries and the accompanying notes thereto, which information is included elsewhere herein. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the "Risk Factors" section at the end of this discussion. Our actual results may differ materially from those contained in any forward-looking statements.

      On July 22, 2002, GS Berry Acquisition Corp., (the "Buyer") a newly formed entity controlled by various private equity funds affiliated with Goldman, Sachs & Co., merged (the "Merger") with and into BPC Holding, pursuant to an agreement and plan of merger, dated as of May 25, 2002. At the effective time of the Merger, (1) each share of common stock of BPC Holding issued and outstanding immediately prior to the effective time of the Merger was converted into the right to receive cash pursuant to the terms of the merger agreement, and (2) each share of common stock of the Buyer issued and outstanding immediately prior to the effective time of the Merger was converted into one share of common stock of BPC Holding. Additionally, in connection with the Merger, we retired all of BPC Holding's senior secured notes and Berry Plastics' senior subordinated notes, repaid all amounts owed under our credit facilities, redeemed all of the outstanding preferred stock of BPC Holding, entered into a new credit facility and completed an offering of new senior subordinated notes of Berry Plastics. Immediately following the Merger, private equity funds affiliated with Goldman Sachs owned approximately 63% of the outstanding common stock of BPC Holding, private equity funds affiliated with J.P. Morgan Chase & Co. owned approximately 29% and members of our management owned the remaining 8%.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

Accounts receivable. We evaluate our allowance for doubtful accounts on a quarterly basis and review any significant customers with delinquent balances to determine future collectibility. We base our determinations on legal issues (such as bankruptcy status), past history, current financial and credit agency reports, and the experience of our credit representatives. We reserve accounts that we deem to be uncollectible in the quarter in which we make the determination. We maintain additional reserves based on our historical bad debt experience. We believe, based on past history and our credit policies, that the net accounts receivable are of good quality. A ten percent increase or decrease in our bad debt experience would not have a material impact on the results of operations of the Company. Our allowance for doubtful accounts was $2.7 million as of December 27, 2003.

Medical insurance. We offer our employees medical insurance that is primarily self-insured by us. As a result, we accrue a liability for known claims as well as the estimated amount of expected claims incurred but not reported. We evaluate our medical claims liability on a quarterly basis and obtain an independent actuarial analysis on an annual basis. We accrue as a liability expected claims incurred but not reported and any known claims. Based on our analysis, we believe that our recorded medical claims liability is sufficient. A ten percent increase or decrease in our medical claims experience would not have a material impact on the results of operations of the Company. Our accrued liability for medical claims was $3.0 million, including reserves for expected medical claims incurred but not reported as of December 27, 2003.

Workers'  compensation insurance.  Starting in fiscal 2000,  we  converted  the majority of our facilities to a large deductible program for workers' compensation insurance. On a quarterly basis, we evaluate our liability based on third-party adjusters' independent analyses by claim. Based on our analysis, we believe that our recorded workers' compensation liability is sufficient. A ten percent increase or decrease in our workers' compensations claims experience would not have a material impact on the results of operations of the Company. Our accrued liability for workers' compensation claims was $3.1 million as of December 27, 2003.

Revenue recognition.   Revenue from sales of products is recognized at the time
product is shipped to the customer at which time title and risk of ownership transfer to the purchaser.

Impairments of Long-Lived Assets. In accordance with the methodology described in FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," we review long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. Impairment losses are recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. No impairments were recorded in the financial statements included in this Form 10-K.

Deferred Taxes and Effective Tax Rates. We estimate the effective tax rates and associated liabilities or assets for each legal entity in accordance with FAS 109. We use tax-planning to minimize or defer tax liabilities to future periods. In recording effective tax rates and related liabilities and assets, we rely upon estimates, which are based upon our interpretation of United States and local tax laws as they apply to our legal entities and our overall tax structure. Audits by local tax jurisdictions, including the United States Government, could yield different interpretations from our own and cause the Company to owe more taxes than originally recorded. For interim periods, we accrue our tax provision at the effective tax rate that we expect for the full year. As the actual results from our various businesses vary from our estimates earlier in the year, we adjust the succeeding interim periods effective tax rates to reflect our best estimate for the year-to-date results and for the full year. As part of the effective tax rate, if we determine that a deferred tax asset arising from temporary differences is not likely to be utilized, we will establish a valuation allowance against that asset to record it at its expected realizable value.

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

YEAR ENDED DECEMBER 27, 2003
COMPARED TO YEAR ENDED DECEMBER 28, 2002

      Net Sales. Net sales increased $57.6 million, or 12%, to $551.9 million in 2003 from $494.3 million in 2002 with an approximate 5% increase in net selling price due to higher resin costs passed through to our customers. Container net sales increased $38.1 million with the Landis acquisition providing net sales of approximately $20.1 million in 2003. The remaining increase in containers of $18.0 million can be primarily attributed to higher selling prices primarily due to passing through the costs of increased resin prices. Closure net sales increased $13.4 million primarily due to the CCL acquisition, higher selling prices, and increased volume in the United States closure product line. Consumer products net sales increased $6.1 million in 2003 primarily due to increased sales from the thermoformed drink cup line and retail housewares partially offset by a reduction in sales of a specialty drink cup line.

      Gross profit. Gross profit increased $8.1 million from $123.0 million (25% of net sales) in 2002 to $131.1 million (24% of net sales) in 2003. This increase of 7% includes the combined impact of the added sales volume, productivity improvement initiatives and the timing effect of the 5% increase in net selling prices partially offset by higher raw material costs. We have continued to consolidate products and business of recent acquisitions to the most efficient tooling, providing customers with improved products and customer service. As part of the integration, in the fourth quarter of 2002 we closed our Fort Worth, Texas facility, which was acquired in the Pescor acquisition, and in the fourth quarter of 2003, we initiated the closing of our Monticello, Indiana facility. The Monticello facility was acquired in the Landis acquisition. The business from these locations was distributed throughout our facilities. Also, significant productivity improvements were made in 2003, including the addition of state-of-the-art injection molding, thermoforming and post molding equipment at several of our facilities.

      Operating Expenses. Selling expenses increased by $1.7 million to $23.9 million for 2003 from $22.2 million principally as a result of increased selling expenses resulting from increased sales. General and administrative expenses increased from $23.4 million to $25.7 million in 2003. This increase of $2.3 million can be primarily attributed to the Landis Acquisition and increased accrued bonus expenses. Research and development costs increased $0.6 million to $3.5 million in 2003 primarily as a result of an increase in projects under development and the Landis acquisition. Intangible asset amortization increased from $2.4 million in 2002 to $3.3 million for 2003, primarily as a result of intangibles resulting from the Merger and the Landis acquisition. In connection with the Merger, the Predecessor incurred Merger related expenses of approximately $21.0 million, consisting primarily of investment banking fees, bonuses to management, non-cash modification of stock option awards, legal costs, and fees to the largest voting stockholder of the Predecessor. Other expenses were $3.6 million for 2003 compared to $5.6 million for 2002. Other expenses in 2003 include transition expenses of $1.5 million related to recently acquired businesses, $1.1 million related to the shutdown and reorganization of facilities, and $1.0 million related to an acquisition that was not completed. Other expenses in 2002 include transition expenses of $1.3 million related to recently acquired businesses, $4.1 million related to the shutdown and reorganization of facilities, and $0.2 million related to an acquisition that was not completed.

  Interest Expense, Net. Net interest expense, including amortization of deferred financing costs and debt premium, for 2003 was $45.7 million (8% of net sales) compared to $74.6 million (15% of net sales) in 2002, a decrease of $28.9 million. This decrease is primarily attributed to $18.7 million of prepayment fees and related charges and $6.6 million of deferred financing fees written off in 2002 due to the extinguishment of debt in connection with the Merger and decreased rates of interest on borrowings in 2003. The prepayment fees and related charges and deferred financing fees written off in the Prior year were previously classified as extraordinary. Pursuant to SFAS 145, any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in Opinion 30 for classification as an extraordinary item must be reclassified. As a result, we have reclassified the extraordinary item in the Statements of Operations to continuing operations in these financial statements.

      Income Taxes. In 2003, we recorded income tax expense of $12.5 million for income taxes, or an effective tax rate of 49%, compared to $3.3 million for fiscal 2002. The effective tax rate is greater than the statutory rate due to the impact of state taxes and foreign location losses for which no benefit was currently provided. The increase of $9.2 million over 2002 can be attributed to the Merger as the use of fully reserved net operating loss carryforwards that existed at the time of the Merger have been recorded as a reduction to goodwill. We continue to operate in a net operating loss carryforward position for federal income tax purposes.

      Net  Income  (Loss).   We  recorded  net income of $13.0 million in  2003
compared to a net loss of $32.6 million in 2002 for the reasons stated above.

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

      Gross Profit. Gross profit decreased $0.7 million from $123.7 million, or 27% of net sales, in 2001 to $123.0 million, or 25% of net sales, in 2002. This decrease of 1% includes the combined impact of the added Pescor and Mount Vernon sales volume, the effect of net selling prices and raw material costs, acquisition integration and productivity improvement initiatives. The margin percentage of the acquired business from Mount Vernon Plastics was, for 2002 and historically, significantly less than our overall gross margin thereby reducing the consolidated margin; however, we expect the margin percentage of this acquired business to increase as it becomes more fully integrated. We have continued to consolidate products and business of recent acquisitions to the most efficient tooling, providing customers with improved products and customer service. As part of the integration, we removed molding operations from our Fort Worth, Texas facility, which was acquired in the Pescor acquisition. Subsequently, in the fourth quarter of 2002, the Fort Worth facility was closed in our continued effort to reduce costs and provide improved customer service. The business from this location was distributed throughout our facilities. Also, significant productivity improvements were made during the year, including the addition of state-of-the-art injection molding equipment, molds and printing equipment at several of our facilities.

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

      Interest Expense, Net. Net interest expense, including amortization of deferred financing costs, for 2002 was $74.6 million (15% of net sales) compared to $54.4 million (12% of net sales) in 2001, an increase of $20.2 million. This increase is primarily attributed to $18.7 million of prepayment fees and related charges and $6.6 million of deferred financing fees written off in 2002 due to the extinguishment of debt in connection with the Merger partially offset by decreased rates of interest on borrowings. The prepayment fees and related charges and deferred financing fees written off in 2002 were previously classified as extraordinary. Pursuant to SFAS 145, any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in Opinion 30 for classification as an extraordinary item must be reclassified. As a result, we have reclassified the extraordinary item in the Statements of Operations to continuing operations in these financial statements.

      Income Taxes. During fiscal 2002, we recorded an expense of $3.3 million for income taxes compared to $0.7 million for fiscal 2001. The increase of $2.6 million over 2001 can be attributed to the Merger as the use of fully reserved net operating loss carryforwards that existed at the time of the Merger have been recorded as a reduction to goodwill. We continue to operate in a net operating loss carryforward position for federal income tax purposes.

      Net Loss.   We recorded a net loss of $32.6 million in 2002 compared to a net loss of $2.1 million in 2001 for the reasons discussed above.

INCOME TAX MATTERS

      As of December 27, 2003, Holding has unused operating loss carryforwards of $76.0 million for federal income tax purposes which begin to expire in 2012. Alternative minimum tax credit carryforwards of approximately $3.5 million are available to Holding indefinitely to reduce future years' federal income taxes. As a result of the Merger, the amount of the carryforward which can be used in any given year will be limited to approximately $12.9 million.

LIQUIDITY AND CAPITAL RESOURCES

      On July 22, 2002, we entered into a credit and guaranty agreement and a related pledge security agreement with a syndicate of lenders led by Goldman Sachs Credit Partners L.P., as administrative agent (the "Credit Facility"). On November 10, 2003, in connection with the Landis Acquisition, we amended and restated the Credit Facility (the "Amended and Restated Credit Facility"). The Amended and Restated Credit Facility is comprised of (1) a $330.0 million term loan, (2) a $50.0 million delayed draw term loan facility, and (3) a $100.0 million revolving credit facility. On November 10, 2003, we used $325.9 million to refinance in full the balance outstanding under our prior term loan in the Credit Facility. The remaining $4.1 million was used to fund a portion of the purchase price for the Landis Acquisition. The $50.0 million delayed draw facility was drawn on November 20, 2003 to fund a portion of the purchase price for the Landis Acquisition. The maturity date of the term loan and delayed draw term loan is July 22, 2010, and the maturity date of the revolving credit facility is July 22, 2008. The indebtedness under the Amended and Restated Credit Facility is guaranteed by BPC Holding and all of its domestic subsidiaries. The obligations of Berry Plastics under the Amended and Restated Credit Facility and the guarantees thereof are secured by substantially all of the assets of such entities. At December 27, 2003, there were no borrowings outstanding on the revolving credit facility.

      Borrowings under the Amended and Restated Credit Facility bear interest, at our option, at either (1) the base rate, which is a rate per annum equal to the greater of the prime rate and the federal funds effective rate in effect on the date of determination plus 0.50% plus the applicable margin (the ``Base Rate Loans'') or (2) an adjusted Eurodollar Rate which is equal to the rate for Eurodollar deposits plus the applicable margin (the "Eurodollar Rate Loans"). For the term loan and delayed draw term loan, the applicable margin is (1) with respect to Base Rate Loans, 1.50% per annum and (2) with respect to Eurodollar Rate Loans, 2.50% per annum. For Eurodollar Rate Loans under the revolving credit facility, the applicable margin ranges from 2.75% per annum to 2.00% per annum, depending on our leverage ratio (2.75% based on results through December 27, 2003). The applicable margin with respect to Base Rate Loans will always be 1.00% per annum less than the applicable margin for Eurodollar Rate Loans. Interest is payable quarterly for Base Rate Loans and at the end of the applicable interest period for all Eurodollar Rate Loans. The interest rate applicable to overdue payments and to outstanding amounts following an event of default under the Amended and Restated Credit Facility is equal to the interest rate at the time of an event of default plus 2.00%. We also must pay commitment fees ranging from 0.375% per annum to 0.50% per annum on the average daily unused portion of the revolving credit facility. Pursuant to a requirement in the Amended and Restated Credit Facility and as a result of an economic slowdown and corresponding interest rate reductions, we entered into an interest rate collar arrangement in October 2002 to protect $50.0 million of the outstanding variable rate term loan debt from future interest rate volatility. Under the interest rate collar agreement, the Eurodollar rate with respect to the $50.0 million of outstanding variable rate term loan debt will not exceed 6.75% or drop below 1.97%.

      The Amended and Restated Credit Facility contains significant financial and operating covenants, including prohibitions on our ability to incur certain additional indebtedness or to pay dividends, and restrictions on our ability to make capital expenditures and investments and dispose of assets or consummate acquisitions. The Amended and Restated Credit Facility contains (1) a minimum interest coverage ratio as of the last day of any quarter of 2.00:1.00 per quarter for the quarters ending December 2003 and March 2004, 2.10:1.00 per quarter for the quarters ending June 2004 and September 2004, 2.15:1.00 per quarter for the quarters ending December 2004 and March 2005, 2.25:1.00 per quarter for the quarters ending June 2005 through the quarter ending March 2006, 2.35:1.00 per quarter for the quarters ending June 2006 through the quarter ending December 2006 and 2.50:1.00 per quarter thereafter, (2) a maximum amount of capital expenditures (subject to the rollover of certain unexpended amounts from the prior year and increases due to acquisitions) of $50 million for the years ending 2003 and 2004, $60 million for the years ending 2005, 2006 and 2007, and $65 million for each year thereafter, and (3) a maximum total leverage ratio as of the last day of any quarter of 5.90:1.00 per quarter for the quarters ending December 2003 and March 2004, 5.75:1.00 per quarter for the quarters ending June 2004 and September 2004, 5.50:1.00 per quarter for the quarters ending December 2004 and through the quarter ending June 2005, 5.25:1.00 per quarter for the quarters ending September 2005 and December 2005, 5.00:1.00 per quarter for the quarters ending March 2006 and June 2006, 4.75:1.00 per quarter for the quarters ending September 2006 through the quarter ending March 2007, 4.50:1.00 per quarter for the quarters ending June 2007 through the quarter ending December 2007, 4.25:1.00 per quarter for the quarters ending March 2008 through the quarter ending December 2008, and 4.00:1.00 per quarter thereafter. The occurrence of a default, an event of default or a material adverse effect on Berry Plastics would result in our inability to obtain further borrowings under our revolving credit facility and could also result in the acceleration of our obligations under any or all of our debt agreements, each of which could materially and adversely affect our business. We were in compliance with all of the financial and operating covenants at December 27, 2003.

      The term loan amortizes quarterly as follows: $825,000 each quarter through June 30, 2009 and $77,756,250 each quarter beginning September 30, 2009 and ending June 30, 2010. The delayed draw term loan facility amortizes quarterly as follows: $125,000 each quarter beginning September 30, 2004 through June 30, 2009 and $11,875,000 each quarter beginning September 30, 2009 and ending June 30, 2010. Borrowings under the Amended and Restated Credit Facility are subject to mandatory prepayment under specified circumstances, including if we meet certain cash flow thresholds, collect insurance proceeds in excess of certain thresholds, issue equity securities or debt or sell assets not in the ordinary course of business, or upon a sale or change of control of the Company. There is no required amortization of the revolving credit facility. Outstanding borrowings under the revolving credit facility may be repaid at any time, and may be reborrowed at any time prior to the maturity date which is on July 22, 2008. The revolving credit facility allows up to $25.0 million of letters of credit to be issued instead of borrowings under the revolving credit facility and up to $10.0 million of swingline loans.

  On July 22, 2002, we completed an offering of $250.0 million aggregate principal amount of 10 3/4% Senior Subordinated Notes due 2012 (the "2002 Notes"). The net proceeds to us from the sale of the 2002 Notes, after expenses, were $239.4 million. The proceeds from the 2002 Notes were used in the financing of the Merger. The 2002 Notes mature on July 15, 2012, and interest is payable semi-annually on January 15 and July 15 of each year beginning January 15, 2003. Holding and all of our domestic subsidiaries fully, jointly, severally, and unconditionally guarantee the 2002 Notes.

  On November 20, 2003, we completed an offering of $85.0 million aggregate principal amount of additional 2002 Notes (the "Add-on Notes"). The net proceeds to us from the sale of the Add-on Notes, after expenses, were $91.8 million. The proceeds from the Add-on Notes were used in the financing of the Landis Acquisition. Other than with respect to transfer restrictions, registration rights and liquidated damages, the Add-on Notes were issued on the same terms as, and constitute a single class with, the 2002 Notes. Holding and all of our domestic subsidiaries fully, jointly, severally, and unconditionally guarantee the Add-on Notes.

  We are not required to make mandatory redemption or sinking fund payments with respect to the 2002 Notes or Add-on Notes. On or subsequent to July 15, 2007, the 2002 Notes and Add-on Notes may be redeemed at our option, in whole or in part, at redemption prices ranging from 105.375% in 2007 to 100% in 2010 and thereafter. Prior to July 15, 2005, up to 35% of the 2002 Notes and Add-on Notes may be redeemed at 110.75% of the principal amount at our option in connection with an equity offering. Upon a change in control, as defined in the indenture under which the 2002 Notes and the Add-on Notes were issued (the "Indenture"), each holder of notes will have the right to require us to repurchase all or any part of such holder's notes at a repurchase price in cash equal to 101% of the aggregate principal amount thereof plus accrued interest. The Indenture under which the 2002 Notes and the Add-on Notes were issued restricts our ability to incur additional debt and contains other provisions which could limit our liquidity.

      Our contractual cash obligations as of December 27, 2003 are summarized in the following table.

                                           PAYMENTS DUE BY PERIOD AT DECEMBER 27, 2003
                                          ----------------------------------------------
                                          TOTAL   <1 YEAR  1-3 YEARS 4-5 YEARS  >5 YEARS
                                          ----------------------------------------------
Long-term debt, excluding capital leases $717,342  $4,050   $8,600    $8,100   $696,592
Capital leases                             26,864   6,184    9,334     6,441      4,905
Operating leases                           97,604  12,223   20,071    13,156     52,154
Other long-term obligations                   245     245        -         -          -
                                          -------  ------   ------    ------    -------
Total contractual cash obligations       $842,055 $22,702  $38,005   $27,697   $753,651
                                          =======  ======   ======    ======    =======


      Net cash provided by operating activities was $79.8 million in 2003 as compared to 26.6 million in 2002. This increase of $53.2 million can be primarily attributed to Merger related expenses of $21.0 million in 2002, improved operating performance as our net income (loss) plus non-cash expenses excluding the Merger related expenses improved $8.1 million, and improved working capital management. Net cash provided by operating activities was $54.3 million in 2001. The decrease of $27.7 million in 2002 can be primarily attributed to expenses incurred in connection with the Merger.

      Net cash used for investing activities increased from $44.9 million in 2002 to $265.7 million in 2003 primarily as a result of the Landis acquisition in 2003 partially offset by $12.4 million of capitalized Merger costs in 2002. Capital expenditures in 2003 were $29.9 million, an increase of $1.3 million from $28.6 million in 2002. Capital expenditures in 2003 included investments of $2.5 million for facility renovations, production systems and offices necessary to support production operating levels throughout the company, $17.2 million for molds, $5.3 million for molding and printing machines, and $4.9 million for accessory equipment and systems. The capital expenditure budget for 2004 is expected to be approximately $47.0 million. Net cash used for investing activities was $56.3 million in 2001 compared to the $44.9 million in 2002. This decrease can be primarily attributed to the Pescor acquisition in 2001 partially offset by $12.4 million of capitalized Merger costs in 2002.

      Net cash provided by financing activities was $196.8 million in 2003 as compared to $32.4 million in 2002. The increase of $164.4 million can be primarily attributed to the Landis acquisition in 2003 partially offset by the

Merger. Net cash provided by financing activities was $32.4 million in 2002 as compared to $0.6 million in 2001. The increase of $31.8 million can be primarily attributed to the Merger.

      Increased working capital needs occur whenever we experience strong incremental demand or a significant rise in the cost of raw material, particularly plastic resin. However, we anticipate that our cash interest, working capital and capital expenditure requirements for 2004 will be satisfied through a combination of funds generated from operating activities and cash on hand, together with funds available under the Amended and Restated Credit Facility. We base such belief on historical experience and the substantial funds available under the Amended and Restated Credit Facility. However, we cannot predict our future results of operations and our ability to meet our obligations involves numerous risks and uncertainties, including, but not limited to, those described in the "Risk Factors" section. At December 27, 2003, our cash balance was $26.2 million, and we had unused borrowing capacity under the Amended and Restated Credit Facility's borrowing base of $92.6 million. Although the $92.6 million was available at December 27, 2003, the covenants under our Amended and Restated Credit Facility may limit our ability to make such borrowings in the future.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

      We are exposed to market risk from changes in interest rates primarily through our Amended and Restated Credit Facility. The Amended and Restated Credit Facility is comprised of (1) a $330.0 million term loan, (2) a $50.0 million delayed draw term loan facility, and (3) a $100.0 million revolving credit facility. At December 27, 2003, there were no borrowings outstanding on the revolving credit facility. The net outstanding balance of the term loan and the delayed draw term loan facility at December 27, 2003 was $330.0 million and $50.0 million, respectively. The term loan and delayed draw term loan bear interest at the Eurodollar rate plus the applicable margin. Future borrowings under the Amended and Restated Credit Facility bear interest, at our option, at either (1) the base rate, which is a rate per annum equal to the greater of the prime rate and the federal funds effective rate in effect on the date of determination plus 0.5% plus the applicable margin or (2) an adjusted Eurodollar Rate which is equal to the rate for Eurodollar deposits plus the applicable margin. We utilize interest rate instruments to reduce the impact of either increases or decreases in interest rates on its floating rate debt. Pursuant to a requirement in the Amended and Restated Credit Facility and as a result of an economic slowdown and corresponding interest rate reductions, we entered into an interest rate collar arrangement in October 2002 to protect $50.0 million of the outstanding variable rate term loan debt from future interest rate volatility. Under the interest rate collar agreement, the Eurodollar rate with respect to the $50.0 million of outstanding variable rate term loan debt will not exceed 6.75% or drop below 1.97%. At December 27, 2003, the Eurodollar rate applicable to the term loan and delayed draw loan was 1.17% and 1.12%, respectively. If the Eurodollar rate increases 0.25% and 0.5%, we estimate an annual increase in our interest expense of approximately $0.8 million and $1.7 million, respectively.

ITEM 7B.RISK FACTORS

We have substantial debt and we may incur substantially more debt, which could affect our ability to meet our debt obligations and may otherwise restrict our activities.

  We have substantial debt, and we may incur substantial additional debt in the future. As of December 27, 2003, we had total indebtedness of approximately $751.6 million, excluding $7.4 million in letters of credit under our revolving credit facility and, subject to certain conditions to borrowing, $92.6 million available for future borrowings under our revolving credit facility.

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

      limit our ability to respond to business opportunities;

      limit our ability to borrow additional funds, which may be necessary; and

      subject us to financial and other restrictive covenants, which, if we fail to comply with these covenants and our failure is not waived or cured, could result in an event of default under our debt.

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

  The Indenture and the Amended and Restated Credit Facility contain a number of covenants imposing significant restrictions on our business. These restrictions may affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities as they arise. The restrictions these covenants place on us and our restricted subsidiaries include limitations on our ability and the ability of our restricted subsidiaries to:

     incur indebtedness or issue preferred shares;

     pay dividends or make distributions in respect of our capital stock or to make certain other restricted payments;

     create liens;

     agree   to   payment   restrictions   affecting   our   restricted
     subsidiaries;

     make acquisitions;

     consolidate, merge, sell or lease all or substantially all of our assets;

     enter into transactions with our affiliates; and

     designate our subsidiaries as unrestricted subsidiaries.

  Our Amended and Restated Credit Facility also requires us to meet a number of financial ratios. Our ability to comply with these agreements may be affected by events beyond our control, including prevailing economic, financial and industry conditions and are subject to the risks in this "Risk Factors" section. The breach of any of these covenants or restrictions could result in a default under the Indenture or our Amended and Restated Credit Facility. An event of default under our debt agreements would permit some of our lenders to declare all amounts borrowed from them to be immediately due and payable. If we were unable to repay debt to our lenders, these lenders could proceed against the collateral securing that debt.

We have experienced consolidated net losses.

  Our net losses were $9.1 million for fiscal 1999, $23.1 million for fiscal 2000, $2.1 million for fiscal 2001 and $32.6 million for fiscal 2002. Consolidated earnings have been insufficient to cover fixed charges by $7.1 million for fiscal 1999, by $20.5 million for fiscal 2000, by $0.8 million for fiscal 2001 and by $3.1 million for fiscal 2002.

We do not have guaranteed supply or fixed-price contracts with plastic resin suppliers.

  We source plastic resin primarily from major industry suppliers such as Dow, Chevron, Nova, Equistar, Atofina, Basell, Sunoco and ExxonMobil. We have long-standing relationships with certain of these suppliers but have not entered into a firm supply contract with any of our resin vendors. We may not be able to arrange for other sources of resin in the event of an industry-wide general shortage of resins used by us, or a shortage or discontinuation of certain types of grades of resin purchased from one or more of our suppliers. Any such shortage may negatively impact our competitive position versus companies that are able to better or more cheaply source resin. Additionally, we may be subject to significant increases in prices that may materially impact our financial condition. Over the past several years, we have at times experienced rapidly increasing resin prices primarily due to the increased cost of oil and natural gas. Due to the extent and rapid nature of these increases, we cannot reasonably estimate the extent to which we will be able to successfully recover these cost increases in the short-term. If rapidly increasing resin prices occur, our revenue and/or profitability may be materially and adversely affected, both in the short-term as we attempt to pass through changes in the costs of resin to customers under current agreements and in the longer term as we negotiate new agreements.

If market conditions do not permit us to pass on the cost of plastic resins to our customers on a timely basis, or at all, our financial condition and results of operations could suffer materially.

  To produce our products we use large quantities of plastic resins, which in fiscal 2003 cost us approximately $140.3 million, or 33% of our total cost of goods sold. Plastic resins are subject to cyclical price fluctuations, including those arising from supply shortages and changes in the prices of natural gas, crude oil and other petrochemical intermediates from which resins are produced. The instability in the world markets for oil and natural gas could materially adversely affect the prices and general availability of raw materials quickly. Based on information from Plastics News, average spot prices of HDPE and PP on December 27, 2003 were $0.515 per pound and $0.470 per pound, respectively, reflecting increases of $0.12 per pound, or 30%, and $0.08 per pound, or 21%, over the respective average spot prices from December 28, 2002. Historically, we have generally been able to pass on a significant portion of the increases in resin prices to our customers over a period of time, but even in such cases there have been negative short-term impacts to our financial performance. Certain of our customers (currently fewer than 10% of our net sales) purchase our products pursuant to fixed-price arrangements in respect of which we have at times and may continue to enter into hedging or similar arrangements. In the future, we may not be able to pass on substantially all of the increases in resin prices to our customers on a timely basis, if at all, which may have a material adverse effect on our competitive position and financial performance.

We may not be able to compete successfully and our customers may not continue to purchase our products.

  We face intense competition in the sale of our products. We compete with multiple companies in each of our product lines, including divisions or subsidiaries of larger companies and foreign competitors with lower cost structures. We compete on the basis of a number of considerations, including price, service, quality, product characteristics and the ability to supply products to customers in a timely manner. Our products also compete with metal and glass, paper and other packaging materials as well as plastic packaging materials made through different manufacturing processes. Many of our product lines also compete with plastic products in other lines and segments. Many of our competitors have financial and other resources that are substantially greater than ours and may be better able than us to withstand price competition. In addition, some of our customers do and could in the future choose to manufacture the products they require for themselves. Each of our product lines faces a different competitive landscape. We may not be able to compete successfully with respect to any of the foregoing factors. Competition could result in our products losing market share or our having to reduce our prices, either of which would have a material adverse effect on our business and results of operations and financial condition. In addition, since we do not have long-term arrangements with many of our customers, these competitive factors could cause our customers to shift suppliers and/or packaging material quickly.

In the event of a catastrophic loss of our key manufacturing facility, our business would be adversely affected.

  Our primary manufacturing facility is in Evansville, Indiana, where we produce approximately one-fourth of our products. Also, our primary computer software system resides on a computer that is located in the Evansville facility. While we maintain insurance covering the facility, including business interruption insurance, a catastrophic loss of the use of all or a portion of the facility due to accident, labor issues, weather conditions, other natural disaster or otherwise, whether short or long-term, could have a material adverse effect on us.

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

      the incorporation of acquired products into our product line;

      the increasing demands on our operational systems;

      adverse effects on our reported operating results; and

      the loss of key employees and the difficulty of presenting a unified corporate image.

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

  We may become responsible for unexpected liabilities that we failed or were unable to discover in the course of performing due diligence in connection with the Landis Acquisition and any future acquisitions. We have required the selling stockholders of Landis to indemnify us against certain undisclosed liabilities. However, we cannot assure you that the indemnification, even if obtained, will be enforceable, collectible or sufficient in amount, scope or duration to fully offset the possible liabilities associated with the business or property acquired. Any of these liabilities, individually or in the aggregate, could have a material adverse effect on our business, financial condition and results of operations.

The integration of acquired businesses, including Landis, may result in substantial costs, delays or other problems.

  We may not be able to successfully integrate Landis or any future acquisitions without substantial costs, delays or other problems. We will have to continue to expend substantial managerial, operating, financial and other resources to integrate our businesses. The costs of such integration could have a material adverse effect on our operating results and financial condition. Such costs include non-recurring acquisition costs including accounting and legal fees, investment banking fees, recognition of transaction-related obligations, plant closing and similar costs and various other acquisition-related costs. In addition, although we conduct what we believe to be a prudent level of investigation regarding the businesses we purchase, in light of the circumstances of each transaction, an unavoidable level of risk remains regarding the actual condition of these businesses. Until we actually assume operating control of such business assets and their operations, we may not be able to ascertain the actual value or understand the potential liabilities of the acquired entities and their operations. Once we acquire a business, we are faced with risks, including:

      the  possibility  that  it  will  be  difficult  to   integrate  the
      operations into our other operations;

      the possibility that we have acquired substantial undisclosed liabilities;

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

  The acquisition of Landis is significantly larger than any of our previous acquisitions. The significant expansion of our business and operations resulting from the acquisition of Landis may strain our administrative, operational and financial resources. The integration of Landis into our company has and will require substantial time, effort, attention, and dedication of management resources and may distract our management in unpredictable ways from our existing business. The integration process could create a number of adverse consequences for us, including the possible unexpected loss of key employees, customers or suppliers, a possible loss of sales or an increase in operating or other costs. The foregoing could have a material adverse effect on our business, financial condition and results of operations. We may not be able to manage the combined operations and assets effectively or realize all or any of the anticipated benefits of the Landis Acquisition.

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

A   significant   amount  of  our  net  worth  represents  goodwill  and  other intangibles, and a write-off could result in lower reported net income and a reduction of our net worth.

  As of December 27, 2003, the net value of our goodwill and other intangibles was approximately $529.7 million. In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." Under the new standard, we are no longer required or permitted to amortize goodwill reflected on our balance sheet. We are, however, required to evaluate goodwill reflected on our balance sheet when circumstances indicate a potential impairment, or at least annually, under the new impairment testing guidelines outlined in the standard. Future changes in the cost of capital, expected cash flows, or other factors may cause our goodwill to be impaired, resulting in a noncash charge against results of operations to write-off goodwill for the amount of impairment. If a significant write-off is required, the charge would have a material adverse effect on our reported results of operations and net worth in the period of any such write-off.

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

      We currently operate two facilities outside the United States which combined for approximately 4% of our 2003 net sales. This amount may change in the future. As such we are subject to the risks associated with selling and operating in foreign countries, including devaluations and fluctuations in foreign currencies, unstable political conditions, imposition of limitations on conversion of foreign currencies into U.S. dollars and remittance of dividends and payments by foreign subsidiaries. The imposition of taxes and imposition or increase of investment and other restrictions, tariffs or quotas may also have a negative effect on our business and profitability.

We are controlled by affiliates of Goldman, Sachs & Co. and J.P. Morgan Securities Inc., and their interests as equity holders may conflict with your interests.

      As a result of the Merger, certain private equity funds affiliated with Goldman, Sachs & Co. and J.P. Morgan Securities Inc. own a substantial majority of our common stock. The interests of Goldman, Sachs & Co. and J.P. Morgan Securities Inc. and their respective affiliates may not in all cases be aligned with your interests. Goldman, Sachs & Co. and J.P. Morgan Securities Inc. and their respective affiliates, control the power to elect our directors, to appoint members of management and to approve all actions requiring the approval of the holders of our common stock, including adopting amendments to our certificate of incorporation and approving mergers, certain acquisitions or sales of all or substantially all of our assets. For example, Goldman, Sachs & Co. and J.P. Morgan Securities Inc. and their respective affiliates could pursue acquisitions, divestitures or other transactions that, in their judgment, could enhance their equity investment, even though such transactions might involve significant risks.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO FINANCIAL STATEMENTS

Report of Independent Auditors                                                      F-1

Consolidated Balance Sheets at December 27, 2003 and December 28, 2002              F-2

Consolidated Statements of Operations for the period ended December 27, 2003, the periods from July 22, 2002 to December 28, 2002 and from December 30, 2001
to July 21, 2002, and for the period ended December 29, 2001                        F-4

Consolidated Statements of Changes in Stockholders' Equity (Deficit) for the
period ended December 27, 2003, the periods from July 22, 2002 to December 28,
2002 and from December 30, 2001 to July 21, 2002, and for the period ended
December 29, 2001                                                                   F-5

Consolidated Statements of Cash Flows for the period ended December 27, 2003, the periods from July 22, 2002 to December 28, 2002 and from December 30, 2001
to July 21, 2002, and for the period ended December 29, 2001                        F-7

Notes to Consolidated Financial Statements                                          F-8

               INDEX TO FINANCIAL STATEMENT SCHEDULES

   All schedules have been omitted because they are not applicable or not required or because the required information is included in the consolidated financial statements or notes thereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   Not applicable.

ITEM 9A.   CONTROLS AND PROCEDURES

  (a) Evaluation of disclosure controls and procedures.

      As required by Rule 13a-15 under the Securities Exchange Act of 1934, within the 90 days prior to the date of this report, we carried out an evaluation under the supervision and with the participation of our management team, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. In connection with the new rules, we currently are in the process of further reviewing and documenting our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

  (b) Changes in internal controls.

      None

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The following table sets forth certain information with respect to the executive officers, directors and certain key personnel of Holding:

          NAME           AGE         TITLE
          ----           ---         -----
Joseph H. Gleberman(1).. 46 Chairman and Director
Ira G. Boots(1)......... 50 President, Chief Executive Officer and Director
James M. Kratochvil..... 47 Executive Vice President, Chief Financial Officer,
                            Treasurer and Secretary
R. Brent Beeler......... 51 Executive Vice President
Gregory J. Landis....... 53 Director
William J. Herdrich..... 53 Executive Vice President
Christopher C. Behrens(1)43 Director
Patrick J. Dalton(2).... 35 Director
Douglas F. Londal(1)(2). 38 Director
Mathew J. Lori(2)....... 39 Director

(1)   Member of the Equity Compensation Committee.
(2)   Member of the Audit Committee.

      The following table sets forth certain information with respect to the executive officers, directors and certain key personnel of Berry Plastics:

            NAME            AGE             TITLE
            ----            ---             -----
Joseph H. Gleberman(1)(3)(4)46 Chairman and Director
Ira G. Boots(1)(4)......    50 President, Chief Executive Officer and Director
James M. Kratochvil.....    47 Executive Vice President, Chief Financial Officer,
                               Treasurer and Secretary
R. Brent Beeler.........    51 President - Containers and Consumer Products
Gregory J. Landis.......    53 President - Container Division and Director
William J. Herdrich.....    53 Executive Vice President and General Manager - Closures
Antonio Gabriele........    47 Vice President - International Division
Christopher C. Behrens(1)(3)43 Director
Patrick J. Dalton(2)(3).    35 Director
Douglas F. Londal(1)(2)(4)  38 Director
Mathew J. Lori(2)(4)....    39 Director

(1)   Member of the Compensation Committee.
(2)   Member of the Audit Committee.
(3)   Member of the Finance Committee.
(4)   Member of the Corporate Development Committee.

      JOSEPH H. GLEBERMAN has been chairman of the board of directors of Holding and Berry Plastics since the closing of the Merger and has been a Managing Director at Goldman, Sachs & Co. since 1996. He serves on the Board of Directors of aaiPharma, IPC Acquisition Corp., and MCG Capital Corporation, as well as a number of private companies. Mr. Gleberman received his M.B.A in 1982 from Stanford University Graduate School of Business and a M.A./B.A. from Yale University in 1980.

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

      R. BRENT BEELER was named President - Containers and Consumer Products of Berry Plastics in October 2003 and has been an Executive Vice President of Holding since July 2002. He had been Executive Vice President and General Manager - Containers and Consumer Products of the Company since October 2002 and was Executive Vice President and General Manager - Containers since August 2000. Prior to that, Mr. Beeler was Executive Vice President, Sales and Marketing of the Company since February 1996 and Vice President, Sales and Marketing of the Company since December 1990. Mr. Beeler was employed by Old Berry from October 1988 to December 1990 as Vice President, Sales and Marketing.

      GREGORY J. LANDIS became a Director of Holding and Berry Plastics and President - Container Division of Berry Plastics upon closing of the Landis Acquisition. Mr. Landis had been President of Landis Plastics, Inc. since 1991.

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

      ANTONIO  GABRIELE became our Vice President - International  Division  in
September  2003.    He   was   previously  employed  by  Solo  Cup  Company  as
International Sales Manager and National Sales Manager since 1995.

      CHRISTOPHER C. BEHRENS has been a Director of Holding and Berry Plastics since the closing of the Merger and has been a Partner of J.P. Morgan Partners, LLC and its predecessor, Chase Capital Partners, since 1999. Prior to joining Chase Capital Partners, Mr. Behrens served as Vice President in Chase's
Merchant Banking Group. Mr. Behrens serves on the Board of Directors of Carrizo Oil & Gas, Brand Services Inc. and Interline Holdings, as well as a number of private companies. Mr. Behrens received a B.A. from the University of California at Berkeley and an M.A. from Columbia University.

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

      DOUGLAS F. LONDAL has been a Director of Holding and Berry Plastics since the closing of the Merger and has been a Managing Director at Goldman, Sachs & Co. since 1999. Prior to joining the Principal Investment Area of Goldman, Sachs & Co. in 1995, he worked in the Mergers & Acquisitions Department of Goldman, Sachs & Co. from 1991 to 1995. He serves on the Board of Directors of 21st Century Newspapers, NextMedia Investors LLC and Village Voice Media, LLC, as well as a number of private companies. Mr. Londal received his M.B.A in 1991 from the University of Chicago and a B.A. from the University of Michigan in 1987.

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

      In connection with the Merger, BPC Holding entered into a stockholders agreement with GSCP 2000 and other private equity funds affiliated with Goldman, Sachs & Co. that, in the aggregate, own a majority of our common stock and J.P. Morgan Partners Global Investors, L.P. and other private equity funds affiliated with J.P. Morgan Chase & Co. that, in the aggregate, own approximately 28% of our common stock. In connection with the Landis Acquisition, the agreement was amended such that under the current terms of this agreement, the parties have agreed to elect seven individuals designated by the Goldman Sachs funds, one of which must be a member of our management, and two individuals designated by the J.P. Morgan funds to BPC Holding's and Berry Plastics' boards of directors. This agreement regarding the election of directors will continue in force until the occurrence of a qualified initial public offering of BPC Holding's common stock. Of the current members of the boards of directors of BPC Holding and Berry Plastics, Messrs. Gleberman, Boots, Dalton, Landis and Londal have been designated by the Goldman Sachs funds and Messrs. Behrens and Lori have been designated by the J.P. Morgan funds. The Goldman Sachs funds have the right to designate two additional individuals to be elected to BPC Holding's and Berry's board of directors.

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

ITEM 11.  EXECUTIVE COMPENSATION

      The following table sets forth a summary of the compensation paid by us to our Chief Executive Officer and our four other most highly compensated executive officers (collectively, the "Named Executive Officers") for services rendered in all capacities to us during fiscal 2003, 2002 and 2001.

SUMMARY COMPENSATION TABLE

                                                                                       LONG TERM
                                                              ANNUAL COMPENSATION     COMPENSATION
                                                              -------------------     -------------
                                                                                       SECURITIES
                                                      FISCAL                           UNDERLYING     OTHER
            NAME AND PRINCIPAL POSITION               YEAR     SALARY   BONUS (1)       OPTIONS (#)  COMPENSATION (2)
            ---------------------------               ------   ------   ---------     -------------  ----------------
Ira G. Boots                                           2003 $ 432,836  $ 150,231          2,383        $ 12,343
   President and Chief Executive Officer               2002   424,536  1,452,018         61,814          12,505
                                                       2001   316,461     87,500              -          12,428

James M. Kratochvil                                    2003 $ 278,867  $  96,577          1,356        $ 10,151
   Executive Vice President, Chief Financial Officer,  2002   273,400    945,026         35,040           9,889
   Treasurer and Secretary                             2001   231,919     64,166              -           9,198

R. Brent Beeler                                        2003 $ 313,761  $ 111,476          1,356         $ 3,105
   President - Containers and Consumer Products        2002   298,172  1,080,496         35,229           2,590
                                                       2001   284,251     78,750              -           3,196

Gregory J. Landis (3)                                  2003 $  49,500  $       -              -         $ 2,688
   President - Container Division                      2002         -          -              -               -
                                                       2001         -          -              -               -

William J. Herdrich                                    2003 $ 274,180  $ 117,772          1,356         $ 5,109
   Executive Vice President and General Manager        2002   269,222    983,506         25,581           4,899
   -Closures                                           2001   258,690     62,800          2,000           3,834


(1)Amounts shown include transaction bonuses in 2002 of $1,238,298, $788,298, $871,298, and $803,831 paid to Messrs. Boots, Kratochvil, Beeler, and Herdrich, respectively, in connection with the Merger.
(2)Amounts shown reflect contributions by the Company under the Company's 401(k) plan and the personal use of a company vehicle.
(3)Amounts shown reflect only the activity since the closing of the Landis Acquisition.

OPTION GRANTS IN LAST FISCAL YEAR

                                                                              Potential
                       Individual Grants                                  Realizable Value At
                       -----------------                                Assumed Rates Of Stock
                                                                        Price Appreciation For
                                                                             OptionTerm
                                                                        ------------------------
                Number of        % Of Total
               Securities       Options Granted
           Underlying Options     To Employees     Exercise   Expiration
Name           Granted (#)       In Fiscal Year    Price ($)    Date          5% ($)   10% ($)
----      -------------------- ------------------ ---------   ----------    --------   -------

Ira Boots         1,589 (1)          4.1             100      12/10/13       99,932   253,239
Ira Boots           794 (2)          2.1             100      12/10/13       49,935   126,540
James M.            904 (1)          2.3             100      12/10/13       56,853   144,070
Kratochvil
James M.            452 (2)          1.2             100      12/10/13       28,426    72,035
Kratochvil
R. Brent            904 (1)          2.3             100      12/10/13       56,853   144,070
Beeler
R. Brent            452 (2)          1.2             100      12/10/13       28,426    72,035
Beeler
William J.          904 (1)          2.3             100      12/10/13       56,853   144,070
Herdrich
William J.          452 (2)          1.2             100      12/10/13       28,426    72,035
Herdrich

(1)Represents options granted on December 10, 2003, which (i) have an exercise price fixed at $100 per share, which was the fair market value of a share of Holding Common Stock on the date of grant, and (ii) vest and become exerciseable over a five year period, beginning the last day of 2002 based on continued service with the Company.
(2)Represents options granted on December 10, 2003, which (i) have an exercise price fixed at $100 per share, which was the fair market value of a share of Holding Common Stock on the date of grant, and (ii) vest and become exercisable based on the achievement by BPC Holding of certain financial targets, or if such targets are not achieved, based on continued service with the Company.

FISCAL YEAR-END OPTION HOLDINGS

      The following table provides information on the number of exercisable and unexercisable management stock options held by the Named Executive Officers at December 27, 2003.

                                             NUMBER OF UNEXERCISED        VALUE OF UNEXERCISED
                    SHARES                        OPTIONS AT              IN-THE-MONEY OPTIONS
                  ACQUIRED ON    VALUE        FISCAL YEAR-END             AT FISCAL YEAR-END
   NAME            EXERCISE     REALIZED   EXERCISABLE/UNEXERCISABLE    EXERCISABLE/UNEXERCISABLE
   ----           -----------   --------   -------------------------    -------------------------
                                                  (#)(2)                           (1)(2)
Ira G. Boots            -            -          32,917/47,558               $1,536,836/$419,380
James M. Kratochvil     -            -          19,602/26,968                  954,647/238,540
R. Brent Beeler         -            -          19,659/27,100                  954,647/238,540
Gregory J. Landis       -            -               -/-                             -/-
William J. Herdrich     -            -          12,835/20,346                  356,917/238,540

(1)None of Holding's capital stock is currently publicly traded. The values reflect management's estimate of the fair market value of the Common Stock at December 27, 2003.
(2)All options granted to management are exercisable for shares of Common Stock, par value $.01 per share, of Holding.

DIRECTOR COMPENSATION

      Directors receive no cash consideration for serving on the Board of Directors of Holding or the Company, but directors are reimbursed for out-of-pocket expenses incurred in connection with their duties as directors.

EMPLOYMENT AGREEMENTS

      The Company has employment agreements with each of Messrs. Boots, Kratochvil, Beeler, and Herdrich (each, an "Employment Agreement" and, collectively, the "Employment Agreements"). The agreements for Boots, Kratochvil and Beeler expire on January 1, 2007 and Herdrich's expires on December 31, 2008. The Employment Agreements provided for fiscal 2003 base compensation of $432,836, $278,867, $313,761, and $274,180, respectively. We are currently in the process of negotiating an employment agreement with Mr. Landis. Salaries are subject in each case to annual adjustment at the discretion of the Compensation Committee of the Board of Directors of the Company. The Employment Agreements entitle each executive to participate in all other incentive compensation plans established for executive officers of the Company. The Company may terminate each Employment Agreement for "cause" or a "disability" (as such terms are defined in the Employment Agreements). Specifically, if any of Messrs. Boots, Kratochvil, Beeler, and Herdrich is terminated by Berry Plastics without ``cause'' or resigns for ``good reason'' (as such terms are defined in the Employment Agreements), that individual is entitled to: (1) the greater of (a) base salary until the later of (i) July 22, 2004 or (ii) one year after termination or (b) 1/12 of 1 year's base salary for each year of employment up to 30 years by Berry Plastics or a predecessor in interest and (2) the pro rata portion of his annual bonus. Each Employment Agreement also includes customary noncompetition, nondisclosure and nonsolicitation provisions.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

      The Company established the Compensation Committee comprised of Messrs. Gleberman, Boots, Behrens, and Londal. The annual salary and bonus paid to Messrs. Boots, Kratochvil, Beeler, Landis, and Herdrich for fiscal 2003 were determined by the Compensation Committee in accordance with their respective employment agreements. All other compensation decisions with respect to officers of the Company are made by Mr. Boots pursuant to policies established in consultation with the Compensation Committee.

  Messrs. Gleberman and Londal are both Managing Directors of Goldman, Sachs & Co. Goldman, Sachs & Co. provided advisory and other services to us in connection with the Merger and the Landis Acquisition and acted as an initial purchaser in the offering of the 2002 Notes and Add-on Notes. Goldman, Sachs Credit Partners, L.P. participated in and acted as joint lead arranger, joint bookrunner and administrative agent for our Credit Facility and our Amended and Restated Credit Facility. Mr. Behrens is a partner of J.P. Morgan Partners, LLC, which is the private equity investment arm of J.P. Morgan Chase & Co. Various affiliates of J.P. Morgan provided advisory and other services to us in connection with the Merger and the Landis Acquisition and acted as a dealer-manager in connection with the related debt tender offers, acted as an initial purchaser in the offering of the 2002 Notes and Add-on Notes and participated in and acted as joint lead arranger, joint bookrunner and a syndication agent for our Credit Facility and Amended and Restated Credit Facility. See the section of this Form 10-K titled "Certain Relationships and Related Transactions" for a description of these transactions between us and various affiliates of Goldman Sachs and J.P. Morgan.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

STOCK OWNERSHIP

      All of the outstanding capital stock of the Company is owned by Holding. The following table sets forth certain information regarding the beneficial ownership of the capital stock of Holding as of March 18, 2004 with respect to
(1) each person known by Holding to own beneficially more than 5% of the outstanding shares of any class of its voting capital stock, (2) each of Holding's directors, (3) the Named Executive Officers and (4) all directors and executive officers of Holding as a group. Except as otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares beneficially owned. Unless otherwise indicated, the address for each stockholder is c/o Berry Plastics Corporation, 101 Oakley Street, Evansville, Indiana 47710.


                                                                          PERCENTAGE OF
                  NAME AND ADDRESS OF                                      COMMON STOCK
                   BENEFICIAL OWNER                       COMMON STOCK     OUTSTANDING*
                  -------------------                     ------------    -------------
GS Capital Partners 2000, L.P. (2)                            1,155,042        33.2%
GS Capital Partners 2000 Offshore, L.P. (2)                     419,697        12.0
GS Capital Partners 2000 GmbH & Co. Beteiligungs KG (2)          48,278         1.4
GS Capital Partners 2000 Employee Fund, L.P. (2)                366,766        10.5
Stone Street 2000, L.P. (2)                                      36,069         1.0
Bridge Street Special  Opportunities Fund 2000, L.P. (2)         18,034           -
Goldman Sachs Direct Investment Fund 2000, L.P. (2)              60,114         1.7
J.P. Morgan Partners Global Investors, L.P. (3)                 193,108         5.5
J.P. Morgan Partners Global Investors (Cayman), L.P. (3)         97,495         2.8
J.P. Morgan Partners Global Investors (Cayman) II, L.P. (3)      10,883           -
J.P. Morgan Partners Global Investors A, L.P. (3)                27,954           -
J.P. Morgan Partners (BHCA), L.P. (3)                           625,112        17.9
Joseph H. Gleberman (4)                                       2,104,000        60.4
Christopher C. Behrens (5)                                      954,552        27.4
Patrick J. Dalton (6)                                         2,104,000        60.4
Douglas F. Londal (7)                                         2,104,000        60.4
Mathew J. Lori(8)                                                     -           -
Ira G. Boots                                                     73,635 (9)     2.1
James M. Kratochvil                                              40,749 (10)    1.2
R. Brent Beeler                                                  41,227 (11)    1.2
Gregory J. Landis                                               100,000         2.9
William J. Herdrich                                              29,338 (12)      -
All executive officers and directors as a group (10 persons)  3,343,501 (13)   96.0

* The number of shares outstanding used in calculating the percentage for each person, group or entity listed includes the number of shares underlying options held by such person or group that were exercisable or convertible within 60 days from March 18, 2004, but excludes shares of stock underlying options held by any other person.
-     Less than one percent.
(1)The authorized capital stock of Holding consists of 5,500,000 shares of capital stock, including 5,000,000 shares of Common Stock, $.01 par value (the "Holding Common Stock"), and 500,000 shares of Preferred Stock, $.01 par value (the "Preferred Stock").
(2)Address is c/o Goldman, Sachs & Co., 85 Broad Street, New York, New York, 10004.
(3)Address is c/o J.P. Morgan Partners, LLC, 1221 Avenue of the Americas, New York, New York 10020.
(4)Address is c/o Goldman, Sachs & Co., 85 Broad Street, New York, New York, 10004. Represents shares owned by equity funds affiliated with Goldman, Sachs & Co. Mr. Gleberman is a Managing Director of Goldman, Sachs & Co. Mr. Gleberman disclaims any beneficial ownership of the shares of Holding Common Stock held by equity funds affiliated with Goldman, Sachs & Co.

(5)Address is c/o J.P. Morgan Partners, LLC, 1221 Avenue of the Americas, New York, New York 10020. Represents shares owned by equity funds affiliated with J.P. Morgan Chase & Co. Mr. Behrens is a Partner with of J.P. Morgan Partners, which is the private equity investment arm of J.P. Morgan Chase & Co. Mr. Behrens disclaims any beneficial ownership of the shares of Holding Common Stock held by equity funds affiliated with J.P. Morgan Chase & Co.
(6)Address is c/o Goldman, Sachs & Co., 85 Broad Street, New York, New York, 10004. Represents shares owned by equity funds affiliated with Goldman, Sachs & Co. Mr. Dalton is a Vice President of Goldman, Sachs & Co. Mr. Dalton disclaims any beneficial ownership of the shares of Holding Common Stock held by equity funds affiliated with Goldman, Sachs & Co.
(7)Address is c/o Goldman, Sachs & Co., 85 Broad Street, New York, New York, 10004. Represents shares owned by equity funds affiliated with Goldman, Sachs & Co. Mr. Londal is a Managing Director of Goldman, Sachs & Co. Mr. Londal disclaims any beneficial ownership of the shares of Holding Common Stock held by equity funds affiliated with Goldman, Sachs & Co.
(8)Address is c/o J.P. Morgan Partners, LLC, 1221 Avenue of the Americas, New York, New York 10020.
(9)Includes options to purchase 35,690 shares of Holding Common Stock granted to Mr. Boots, exercisable within 60 days of March 18, 2004.
(10)Includes options to purchase 18,792 shares of Holding Common Stock granted to Mr. Kratochvil, exercisable within 60 days of March 18, 2004.
(11)Includes options to purchase 18,859 shares of Holding Common Stock granted to Mr. Beeler, exercisable within 60 days of March 18, 2004.
(12)Includes options to purchase 13,934 shares of Holding Common Stock granted to Mr. Herdrich, exercisable within 60 days of March 18, 2004.
(13)Includes options to purchase 87,275 shares of Holding Common Stock granted to Executive Officers, exercisable within 60 days of March 18, 2004.

EQUITY COMPENSATION PLAN INFORMATION

      The  following  table  provides  information  as  of  December  27,  2003 regarding shares of common stock of Holding that may be issued under our existing equity compensation plans, including the BPC Holding Corporation 2002 Stock Option Plan (the "2002 Stock Option Plan") and the BPC Holding Corporation Key Employee Equity Investment Plan (the "Employee Stock Purchase Plan").

                                                                   Number of securities
                                                                   remaining available for
                Number of securities to be   Weighted Average      future issuance under
                 issued upon exercise of     exercise price of     equity compensation plan
                  outstanding options,      outstanding options,  (excluding securities
Plan category     warrants and rights       warrants and rights    referenced in column (a))
-------------  ---------------------------  --------------------  --------------------------
                          (a)                       (b)                     (c)
Equity compensation
plans approved by
security holders (1)              -                       -                           -

Equity compensation
plans not approved by
security holders (2)        392,682(3)                  110                      22,588
                            ---------             ----------                   ----------
      Total                 392,682                     110                      22,588

(1)Does not include outstanding options to acquire 137,980 shares, at a weighted-average exercise price of $49.44 per share, that were assumed in connection with the Merger under the Amended and Restated BPC Holding Corporation 1996 Stock Option Plan (the "1996 Plan"). No future options may be granted under the 1996 Plan.
(2)Consists of the 2002 Stock Option Plan and the Employee Stock Purchase Plan. Our Board adopted the 2002 Stock Option Plan and the Employee Stock Purchase Plan in August of 2002.
(3)Does not include shares of Holding Common Stock already purchased under the Employee Stock Purchase Plan as such shares are already reflected in the Company's outstanding shares.

1996 STOCK OPTION PLAN

      BPC Holding currently maintains the Amended and Restated BPC Holding Corporation 1996 Stock Option Plan (``1996 Option Plan'') pursuant to which nonqualified options to purchase 137,980 shares are outstanding. All outstanding options under the 1996 Option Plan are scheduled to expire on or before July 22, 2012 and no additional options will be granted under it. Option agreements issued pursuant to the 1996 Option Plan generally provide that options become vested and exercisable at a rate of 10% per year based on continued service. Additional options also vest in years during which certain financial targets are attained. Notwithstanding the vesting provisions in the option agreements, all options that were scheduled to vest prior to December 31, 2002 accelerated and became vested immediately before the Merger.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

MANAGEMENT AGREEMENT WITH FIRST ATLANTIC

      Prior to the Merger, Atlantic Equity Partners International II, L.P. was our largest voting stockholder and we engaged First Atlantic Capital, Ltd. ("First Atlantic") to provide certain financial and management consulting services to us. Under our management agreement with First Atlantic, First Atlantic provided us with financial advisory and management consulting services in exchange for an annual fee of $750,000 and reimbursement for out-of-pocket costs and expenses. In consideration of such services, we paid First Atlantic fees and expenses of approximately $385,000 for fiscal 2002 and $756,000 for fiscal 2001. Under the management agreement, we paid a fee for services rendered in connection with certain transactions equal to the lesser of (1) 1% of the total transaction value and (2) $1,250,000 for any such transaction consummated plus out-of-pocket expenses in respect of such transaction, whether or not consummated. First Atlantic received advisory fees of approximately $139,000 in March 2001 and $250,000 in June 2001 for originating, structuring and negotiating the Capsol and Pescor acquisitions, respectively.

THE MERGER

      On July 22, 2002, GS Berry Acquisition Corp., (the "Buyer") a newly formed entity controlled by various private equity funds affiliated with Goldman, Sachs & Co., merged (the "Merger") with and into BPC Holding, pursuant to an agreement and plan of merger, dated as of May 25, 2002. At the effective time of the Merger, (1) each share of common stock of BPC Holding issued and outstanding immediately prior to the effective time of the Merger was converted into the right to receive cash pursuant to the terms of the merger agreement, and (2) each share of common stock of the Buyer issued and outstanding immediately prior to the effective time of the Merger was converted into one share of common stock of BPC Holding. Additionally, in connection with the Merger, we retired all of BPC Holding's senior secured notes and Berry Plastics' senior subordinated notes, repaid all amounts owed under our credit facilities, redeemed all of the outstanding preferred stock of BPC Holding, entered into a new credit facility and completed an offering of new senior subordinated notes of Berry Plastics. Immediately following the Merger, private equity funds affiliated with Goldman Sachs owned approximately 63% of the outstanding common stock of BPC Holding, private equity funds affiliated with J.P. Morgan Chase & Co. owned approximately 29% and members of our management owned the remaining 8%.

      Advisory Fees. In connection with the Merger, we paid Goldman Sachs and its affiliates a total of $8.0 million for advisory and other services, J.P. Morgan Securities Inc., an affiliate of J.P. Morgan Chase & Co., a total of $5.2 million for advisory and other services and First Atlantic Capital, Ltd., a total of $1.8 million for advisory and other services.

      Senior Subordinated Debt Purchases. In connection with the Merger, Berry Plastics sold $250 million of 10 3/4% senior subordinated notes to various private institutional buyers. Goldman Sachs and J.P. Morgan acted as joint book-running managers in the transaction and received fees of approximately $4.4 million and $3.2 million, respectively, for services performed.

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

STOCKHOLDERS AGREEMENT WITH MAJOR STOCKHOLDERS

      In connection with the Merger, BPC Holding entered into a stockholders' agreement with GSCP 2000 and other private equity funds affiliated with Goldman, Sachs & Co. that, in the aggregate, own a majority of our common stock and J.P. Morgan Partners (BHCA), L.P. and other private equity funds affiliated with J.P. Morgan Chase & Co. that, in the aggregate, own approximately 28% of our common stock. Under the terms of this agreement, among other things: (1) the parties have agreed to elect individuals designated by the Goldman Sachs and J.P. Morgan funds to BPC Holding's and Berry Plastics' boards of directors;
(2) the Goldman Sachs and J.P. Morgan funds have the right to subscribe for a proportional share of future equity issuances by BPC Holding; (3) after July 29, 2009, the J.P. Morgan funds have the right to demand that BPC Holding cause the initial public offering of its common stock, if such an offering or other sale of BPC Holding has not occurred by such time; and (4) BPC Holding has agreed not to take specified actions, including, making certain amendments to either the certificate of incorporation or the by-laws of BPC Holding, changing independent accountants, or entering into certain affiliate transactions, without the approval of a majority of its board of directors, including at least one director designated by the J.P. Morgan funds. The stockholders agreement also contains provisions regarding transfer restrictions, rights of first offer, tag-along rights and drag-along rights related to the shares of BPC Holding common stock owned by the Goldman Sachs and J.P. Morgan funds.

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

LOANS TO EXECUTIVE OFFICERS

      In connection with the Merger, Messrs. Boots, Kratochvil, Beeler, and Herdrich together with certain other senior employees acquired shares of BPC Holding common stock pursuant to an employee stock purchase program. These employees paid for these shares with any combination of (1) shares of BPC Holding common stock that they held prior to the Merger; (2) their cash transaction bonus, if any; and (3) a promissory note. In this manner, the senior employees acquired 182,699 shares in the aggregate. Messrs. Boots, Kratochvil, Beeler, and Herdrich purchased 37,785, 21,957, 22,208, and 15,404 shares of BPC Holding common stock, respectively pursuant to this program. In connection with these purchases, Messrs. Boots, Kratochvil, Beeler, and Herdrich delivered ten-year promissory notes to BPC Holding in the principal amounts of $2,518,500, $1,302,900, $1,313,400, and $1,027,000, respectively.
The promissory notes are secured by the shares purchased and such notes accrue interest which compounds semi-annually at the rate of 5.50% per year, the applicable federal rate for the notes in effect on July 16, 2002. Principal and all accrued interest is due and payable on the earlier to occur of (i) the end of the ten-year term, (ii) the ninetieth day following such executive's termination of employment due to death, "disability", "redundancy" (as such terms are defined in the 2002 Stock Option Plan) or retirement, or (iii) the thirtieth day following such executive's termination of employment for any other reason. As of March 18, 2004, a total of $2,756,649, $1,426,102,
$1,437,595, and $1,124,113, including principal and accrued interest, was outstanding under the promissory notes for each of Messrs. Boots, Kratochvil, Beeler, and Herdrich, respectively.

THE LANDIS ACQUISITION

  Berry Plastics paid Goldman, Sachs & Co. and its affiliates a total of $1.7 million and JPMorgan Partners, an affiliate of J.P. Morgan Chase & Co., a total of $0.8 million for advisory and other services related to the Landis Acquisition. In connection with the Landis Acquisition, Goldman, Sachs & Co. and its affiliates made an equity contribution of $35.4 million and J.P. Morgan Chase & Co. and its affiliates made an equity contribution of $16.1 million to us.

  In addition, Goldman Sachs Credit Partners, L.P., and affiliates of Goldman, Sachs & Co., acted as the joint lead arranger, joint bookrunner and administrative agent under our amended and restated senior secured credit facility and received fees of $0.5 million in November 2003 for services provided. J.P. Morgan Securities Inc., an affiliate of J.P. Morgan Chase & Co., acted as the joint lead arranger and joint bookrunner and JPMorgan Chase Bank acted as syndication agent under our amended and restated senior secured credit facility for consideration of approximately $0.5 million.

      In connection with the Landis Acquisition, Berry Plastics sold $85.0 million of 10 3/4% senior subordinated notes due 2012 to various private institutional buyers. Goldman Sachs and J.P. Morgan acted as joint book-running managers in the transaction and received fees of approximately $1.0 million and $1.0 million, respectively, for services performed.

FUTURE RELATIONSHIPS WITH GOLDMAN SACHS AND J.P. MORGAN

  In the future, Holding or Berry Plastics may engage in commercial banking, investment banking or other financial advisory transactions with Goldman Sachs and its affiliates or J.P. Morgan and its affiliates. In addition, Goldman Sachs and its affiliates or J.P. Morgan and its affiliates may purchase goods and services from us from time to time in the future.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

      Audit Fees. The aggregate fees for professional services rendered by Ernst & Young LLP for the audit of the Company's annual financial statements for 2003 and 2002, the review of the financial statements included in the Company's Forms 10-Q for 2003 and 2002 and statutory audits of foreign subsidiaries totaled $682,000 and $570,000, respectively.

  Audit-Related Fees. The aggregate fees for assurance and related services by Ernst & Young LLP that are related to the performance of the audit or review of the Company's financial statements, for 2003 and 2002, and are not disclosed in the paragraph caption "Audit Fees" above, were $546,000 and $152,000, respectively. The services performed by Ernst & Young LLP in connection with these fees consisted of employee benefit plan audits, internal controls consultation, and due diligence on businesses being considered for purchase.

  Tax Fees. The aggregate fees for professional services rendered by Ernst & Young LLP for tax compliance, for the years ended 2003 and 2002 were $71,000 and $85,000, respectively. The aggregate fees billed by Ernst & Young LLP for professional services rendered for tax advice and tax planning, for 2003 and 2002, were $98,000 and $136,000, respectively. The services performed by Ernst & Young LLP in connection with these advisory and planning fees consisted of consultation regarding various tax issues.

  All Other Fees. There were no fees for products and services by Ernst & Young LLP, other than the services described in the paragraphs captioned "Audit Fees", "Audit-Related Fees", and "Tax Fees" above for 2003 and 2002.

      The Audit Committee has established its pre-approval policies and procedures, pursuant to which the Audit Committee approved the foregoing audit and permissible non-audit services provided by Ernst & Young LLP in 2003. Consistent with the Audit Committee's responsibility for engaging our independent auditors, all audit and permitted non-audit services require pre-approval by the Audit Committee. All requests or applications for services to be provided by the independent auditor that do not require specific approval by the Audit Committee will be submitted to the Chief Financial Officer and must include a detailed description of the services to be rendered. The Chief Financial Officer will determine whether such services are included within the services that have received pre-approval of the Audit Committee. The Audit Committee will be informed on a timely basis of any such services rendered by the independent auditor. Request or applications to provide services that require specific approval by the Audit Committee will be submitted to the Audit Committee by both the independent auditor and the Chief Financial Officer, and must include a joint statement as to whether, in their view, the request or application is consistent with the SEC's rules on auditor independence. The Chief Financial Officer and management will immediately report to the Audit Committee any breach of this policy that comes to the attention of the Chief Financial Officer or any member of management. Pursuant to these procedures the Audit Committee approved the audit and permissible non-audit services provided by Ernst & Young LLP in 2003.

                                    PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

            (a)   Documents Filed as Part of the Report

                  1.    Financial Statements

                        The financial statements listed under Item 8 are filed
            as part of this report.

                  2.    Financial Statement Schedules

                  Schedules have been omitted because they are either not
            applicable or the required information has been disclosed in the financial statements or notes thereto.

                  3.    Exhibits

                        The exhibits listed on the accompanying Exhibit Index
            are filed as part of this report.

            (b)   Reports on Form 8-K

        Current Report on Form 8-K filed October 23, 2003 containing press releases made by Berry Plastics related to the agreement to acquire Landis Plastics, Inc. and Berry's intention to issue an additional amount of its 10 3/4% Senior Subordinated Notes due 2012 resulting in gross proceeds of up to $110 million in an add-on private placement offering.

        Current Report on Form 8-K filed October 31, 2003 containing audited and unaudited financial statements of Landis Plastics, Inc.

        Current Report on Form 8-K filed November 10, 2003 containing financial and other information related to the acquisition and related financing of Landis Plastics, Inc.

        Current Report on Form 8-K filed December 5, 2003 containing audited and unaudited financial statements of Landis Plastics, Inc. and unaudited pro forma financial statements.

                        REPORT OF INDEPENDENT AUDITORS

The Stockholders and Board of Directors
BPC Holding Corporation

We have audited the accompanying consolidated balance sheets of BPC Holding Corporation (Holding) as of December 27, 2003, and December 28, 2002, and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for the year ended December 27, 2003, for the periods from July 22, 2002 to December 28, 2002 (Company), December 30, 2001 to July 21, 2002 (Predecessor), and the year ended December 29, 2001 (Predecessor). These financial statements are the responsibility of Holding's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of BPC Holding Corporation at December 27, 2003 and December 28, 2002, and the consolidated results of its operations and its cash flows for the year ended December 27, 2003, for the periods from July 22, 2002 to December 28, 2002 (Company), December 30, 2001 to July 21, 2002 (Predecessor), and the year ended December 29, 2001 (Predecessor), in conformity with accounting principles generally accepted in the United States.

As discussed in Note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" on December 30, 2001.





                                                     /S/  ERNST & YOUNG LLP



Indianapolis, Indiana
February 19, 2004

                                CONSOLIDATED BALANCE SHEETS
                                  BPC HOLDING CORPORATION
                                CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE INFORMATION)

                                                                    DECEMBER 27,   DECEMBER 28,
                                                                        2003           2002
                                                                    ------------   ------------
ASSETS
Current assets:
   Cash and cash equivalents                                         $  26,192       $ 15,613

   Accounts receivable (less allowance for doubtful accounts
   of $2,717 at December 27, 2003 and $1,990 at December 28, 2002)      76,152         56,765

   Inventories:
        Finished goods                                                  61,556         50,002
        Raw materials and supplies                                      19,988         14,730
                                                                       --------       --------
                                                                        81,544         64,732
   Prepaid expenses and other current assets                            19,192          7,018
                                                                       --------       --------
Total current assets                                                   203,080        144,128

Property and equipment:
   Land                                                                  7,935          7,040
   Buildings and improvements                                           58,135         49,966
   Machinery, equipment and tooling                                    249,291        139,486
   Construction in progress                                             24,433         12,232
                                                                       --------       --------
                                                                       339,794        208,724
   Less accumulated depreciation                                        56,817         15,592
                                                                       --------       --------
                                                                       282,977        193,132
Intangible assets:
   Deferred financing fees, net                                         22,283         20,116
   Customer relationships, net                                          90,540         33,890
   Goodwill                                                            376,769        336,260
   Trademarks                                                           33,448         27,048
   Other intangibles, net                                                6,656          5,883
                                                                       --------       --------
                                                                       529,696        423,197
Other                                                                       53            119
                                                                       --------       --------
Total assets                                                        $1,015,806       $760,576
                                                                     ==========       ========



                                                                    DECEMBER 27,   DECEMBER 28,
                                                                        2003           2002
                                                                    ------------   ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                    $ 43,175      $  31,204
  Accrued expenses and other liabilities                                21,335          9,926
  Accrued interest                                                      18,132         14,239
  Employee compensation and payroll taxes                               23,528         15,917
  Current portion of long-term debt                                      9,339          8,641
                                                                       --------       --------
Total current liabilities                                              115,509         79,927

Long-term debt, less current portion                                   742,266        601,302
Deferred income taxes                                                      720            640
Other long-term liabilities                                              4,720          3,544
                                                                       --------       --------
Total liabilities                                                      863,215        685,413
Stockholders' equity:
  Preferred stock; $.01 par value:  500,000 shares authorized;
  0 shares issued and outstanding at December 27, 2003 and
  December 28, 2002                                                          -              -
  Common stock; $.01 par value: 5,000,000 shares authorized;
  3,397,637 shares issued; and 3,377,923 shares outstanding at
  December 27, 2003 and 2,777,639 shares issued and 2,757,922
  shares outstanding at December 28, 2002                                   34             28
  Additional paid-in capital                                           344,363        281,816
  Adjustment of the carryover basis of continuing stockholders        (196,603)      (196,603)
  Notes receivable - common stock                                      (14,157)       (14,399)
  Treasury stock: 19,714 shares and 0 shares of common stock
  at December 27, 2003 and December 28, 2002, respectively              (1,972)             -
  Retained earnings                                                     16,227          3,179
  Accumulated other comprehensive income                                 4,699          1,142
                                                                       --------       --------
Total stockholders' equity                                             152,591         75,163
                                                                       --------       --------
Total liabilities and stockholders' equity                          $1,015,806      $ 760,576
                                                                     ==========       ========


See notes to consolidated financial statements.

                            BPC HOLDING CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                              (IN THOUSANDS OF DOLLARS)

                                                    COMPANY                    PREDECESSOR
                                           --------------------------- --------------------------
                                            YEAR ENDED   PERIOD FROM    PERIOD FROM  YEAR ENDED
                                           DECEMBER 27,   7/22/02-       12/30/01-   DECEMBER 29,
                                              2003        12/28/02         7/21/02     2001
                                           --------------------------- --------------------------

Net sales                                   $ 551,876    $ 213,626       $ 280,677     $461,659
Cost of goods sold                            420,750      163,815         207,458      338,000
                                             --------     --------        --------     --------
Gross profit                                  131,126       49,811          73,219      123,659

Operating expenses:
   Selling                                     23,883       10,129          12,080       21,996
   General and administrative                  25,699        7,664          15,750       28,535
   Research and development                     3,459        1,450           1,438        1,948
   Amortization of intangibles                  3,326        1,159           1,249       12,802
      Merger expenses (Predecessor)                 -            -          20,987            -
      Other expenses                            3,569        2,757           2,804        4,911
                                             --------     --------        --------     --------
Operating income                               71,190       26,652          18,911       53,467

Other expenses (income):
   Loss (gain) on disposal of property
    and equipment                                  (7)           8             291          473
                                             --------     --------        --------     --------
Income before interest and taxes               71,197       26,644          18,620       52,994

Interest:
   Expense                                    (46,251)     (20,887)        (28,747)     (54,397)
   Loss on extinguished debt                     (250)           -         (25,328)           -
   Income                                         838          375               5           42
                                             --------     --------        --------     --------
Income (loss) before income taxes              25,534        6,132         (35,450)      (1,361)
Income taxes                                   12,486        2,953             345          734
                                             --------     --------        --------     --------
Net income (loss)                              13,048        3,179         (35,795)      (2,095)

Preferred stock dividends                           -            -          (6,468)      (9,790)
Amortization of preferred stock discount            -            -            (574)      (1,024)
                                             --------     --------        --------     --------
Net income (loss) attributable to
  common stockholders                        $ 13,048      $ 3,179       $ (42,837)   $ (12,909)
                                             ========     ========        ========     ========


See notes to consolidated financial statements.

                            BPC HOLDING CORPORATION
     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                           (IN THOUSANDS OF DOLLARS)



                                             COMMON     PREFERRED    TREASURY                        ADDITIONAL
                                              STOCK      STOCK        STOCK       WARRANTS    COMMON  PAID-IN
                                         (PREDECESSOR)(PREDECESSOR)(PREDECESSOR)(PREDECESSOR) STOCK   CAPITAL
                                       ------------------------------------------------------------------------------

Predecessor:
Balance at December 30, 2000 (Predecessor) $    6    $   36,986    $   (405)     $ 9,386     $  -     $ 35,041
Net loss                                        -             -           -            -        -            -
Translation loss                                -             -           -            -        -            -
Stock-based compensation                        -             -           -            -        -          796
Issuance of preferred stock                     -         9,779           -            -        -            -
Issuance of common stock                        -             -           -            -        -          292
Accrued dividends on preferred stock            -             -           -            -        -       (9,790)
Amortization of preferred stock discount        -         1,024           -            -        -       (1,024)
                                          --------     --------      --------    --------  --------   --------
Balance at December 29, 2001 (Predecessor)      6        47,789        (405)       9,386        -       25,315
                                          --------     --------      --------    --------  --------   --------

Net loss                                        -             -            -           -        -            -
Translation gain                                -             -            -           -        -            -
Amortization of preferred stock discount        -           574            -           -        -         (574)
Accrued dividends on preferred stock            -             -            -           -        -       (6,468)
Stock-based compensation                        -             -            -           -        -        1,920
Redemption of predecessor stock                (6)      (48,363)         405      (9,386)       -      (20,193)
                                          --------     --------      --------    --------  --------   --------
Balance at July 21, 2002 (Predecessor)     $    -       $     -      $     -     $     -     $  -      $     -
                                          ========     ========      ========    ========  ========   ========

Company:
Fair value of rolled stock options         $    -       $     -      $     -     $     -   $    -      $ 5,056
Issuance of common stock                        -             -            -           -       28      276,760
Notes receivable - common stock                 -             -            -           -        -            -
Interest on notes receivable                    -             -            -           -        -            -
Adjustment of the carryover basis
of continuing stockholders                      -             -            -           -        -            -
Translation gain                                -             -            -           -        -            -
Other comprehensive losses                      -             -            -           -        -            -
Net income                                      -             -            -           -        -            -
                                          --------     --------      --------    --------  --------   --------
Balance at December 28, 2002 (Company)          -             -            -           -        28     281,816
                                          --------     --------      --------    --------  --------   --------

Issuance of common stock                        -             -            -           -         6      62,547
Purchase of treasury stock                      -             -            -           -         -           -
Interest on notes receivabl                     -             -            -           -         -           -
Translation gain                                -             -            -           -         -           -
Other comprehensive losses                      -             -            -           -         -           -
Net income                                      -             -            -           -         -           -
                                          --------     --------      --------    --------  --------   --------
Balance at December 27, 2003 (Company)     $    -       $     -       $    -    $      -    $   34    $344,363
                                          ========     ========      ========    ========  ========   ========


     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                  (CONTINUED)
                           (IN THOUSANDS OF DOLLARS)

                                ADJUSTMENT
                                  OF THE
                                CARRYOVER      NOTES                         ACCUMULATED
                                 BASIS OF   RECEIVABLE           RETAINED      OTHER
                               CONTINUING   - COMMON  TREASURY   EARNINGS   COMPREHENSIVE           COMPREHENSIVE
                              STOCKHOLDERS    STOCK    STOCK    (DEFICIT)   INCOME (LOSS)   TOTAL   INCOME (LOSS)
                             -------------------------------------------------------------------------------------
Predecessor:
Balance at December 30, 2000   $     -      $     -    $    -  $  (218,168) $   (843)   $(137,997)
(Predecessor)                  ---------   ---------  -------- ----------- ----------  -----------
Net loss                             -            -         -       (2,095)        -       (2,095)     $ (2,095)
Translation loss                     -            -         -            -      (586)        (586)         (586)
Stock-based compensation             -            -         -            -         -          796             -
Issuance of preferred stock          -            -         -            -         -        9,779             -
Issuance of common stock             -            -         -            -         -          292             -
Accrued dividends on preferred stock -            -         -            -         -       (9,790)            -
Amortization of preferred
 stock discount                      -            -         -            -         -            -             -
                               ---------   ---------  -------- ----------- ----------  -----------   ----------
Balance at December 29, 2001         -            -         -     (220,263)   (1,429)    (139,601)       (2,681)
(Predecessor)                  =========   =========  ======== =========== ==========  ===========   ==========

Net loss                             -            -          -     (35,795)        -      (35,795)      (35,795)
Translation gain                     -            -          -           -     1,429        1,429         1,429
Amortization of preferred
 stock discount                      -            -          -           -         -            -             -
Accrued dividends on preferred stock -            -          -           -         -       (6,468)            -
Stock-based compensation             -            -          -           -         -        1,920             -
Redemption of predecessor stock      -            -          -     256,058         -      178,515             -
                               ---------   ---------  -------- ----------- ----------  -----------   ----------
Balance at July 21, 2002         $   -        $   -      $   -     $     -    $    -      $     -     $ (34,366)
(Predecessor)                  =========   =========  ======== =========== ==========  ===========   ==========

Company:
Fair value of rolled stock
 options                         $   -        $   -      $   -      $    -    $    -       $ 5,056    $       -
Issuance of common stock             -            -          -           -         -       276,788            -
Notes receivable - common stock      -      (14,079)         -           -         -       (14,079)           -
Interest on notes receivable         -         (320)         -           -         -          (320)           -
Adjustment of the carryover
 basis of continuing
  stockholders                (196,603)           -          -           -         -      (196,603)           -
Translation gain                     -            -          -           -     2,091         2,091        2,091
Other comprehensive losses           -            -          -           -      (949)         (949)        (949)
Net income                           -            -          -       3,179         -         3,179        3,179
                               ---------   ---------  -------- ----------- ----------  -----------   ----------
Balance at December 28, 2002
 (Company)                    (196,603)     (14,399)         -       3,179     1,142        75,163        4,321
                               =========   =========  ======== =========== ==========  ===========   ==========

Issuance of common stock             -            -          -          -          -        62,553            -
Purchase of treasury stock           -          999     (1,972)         -          -          (973)           -
Interest on notes receivable         -         (757)         -          -          -          (757)           -
Translation gain                     -            -          -          -      3,645         3,645        3,645
Other comprehensive losses           -            -          -          -        (88)          (88)         (88)
Net income                           -            -          -      13,048         -        13,048       13,048
                               ---------   ---------  -------- ----------- ----------  -----------   ----------
Balance at December 27, 2003
 (Company)                  $ (196,603)   $ (14,157)  $ (1,972)   $16,227    $ 4,699      $152,591     $ 16,605
                               =========   =========  ======== =========== ==========  ===========   ==========


See notes to consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (IN THOUSANDS OF DOLLARS)

                                                    COMPANY                    PREDECESSOR
                                           --------------------------- --------------------------
                                            YEAR ENDED   PERIOD FROM    PERIOD FROM  YEAR ENDED
                                           DECEMBER 27,   7/22/02-       12/30/01-   DECEMBER 29,
                                              2003        12/28/02         7/21/02     2001
                                           --------------------------- --------------------------
OPERATING ACTIVITIES
Net income (loss)                             $13,048      $3,179       $(35,795)     $(2,095)
Adjustments to reconcile net income
(loss) to net cash provided by
   operating activities:
         Depreciation                          40,752      16,031         23,526       38,105
         Non-cash interest expense              2,318       1,077          1,399       11,268
         Amortization of intangibles            3,326       1,159          1,249       12,802
         Non-cash compensation                      -           -          1,920          796
         Loss on extinguished debt (Predecessor)    -           -         25,328            -
         Loss (gain) on sale of property and
          equipment                                (7)          8            291          473
         Deferred income taxes                 11,791       2,710              -            -
         Changes in operating assets and liabilities:
               Accounts receivable, net          (598)      8,717        (15,986)       2,869
               Inventories                      5,600      (4,091)        (4,255)      (4,017)
               Prepaid expenses and other
                receivables                    (2,582)     (1,280)          (603)         (50)
               Other assets                        32        (354)         2,042       (2,000)
               Accrued interest                 3,894      (3,686)         6,741       (1,042)
               Payables and accrued expenses    2,199      (7,422)         4,735       (2,761)
                                             ---------   ---------      ---------     ---------
Net cash provided by operating activities      79,773      16,048         10,592       54,348

INVESTING ACTIVITIES
Additions to property and equipment           (29,949)    (11,287)       (17,396)     (32,834)
Proceeds from disposal of property and
equipment                                           7           8              9           93
Transaction costs                                   -     (12,398)             -            -
Acquisitions of businesses                   (235,710)          -         (3,834)     (23,549)
                                             ---------   ---------      ---------     ---------
Net cash used for investing activities       (265,652)    (23,677)       (21,221)     (56,290)

FINANCING ACTIVITIES
Proceeds from long-term borrowings            149,944     580,000         24,492       15,606
Payments on long-term borrowings              (10,111)   (507,314)       (13,924)     (24,088)
Issuance of preferred stock and warrants            -           -              -        9,779
Issuance of common stock                       62,553     260,902              -          292
Purchase of treasury stock                       (973)           -             -           -
Redemption of predecessor stock                     -    (290,672)             -           -
Debt financing costs                           (4,592)    (21,103)             -       (1,009)
                                             ---------   ---------      ---------     ---------
Net cash provided by financing activities     196,821      21,813         10,568          580
Effect of exchange rate changes on cash          (363)      1,073           (815)         540
                                             ---------   ---------      ---------     ---------
Net increase (decrease) in cash and
 cash equivalents                              10,579      15,257           (876)        (822)
Cash and cash equivalents at beginning
 of period                                     15,613         356          1,232        2,054
                                             ---------   ---------      ---------     ---------
Cash and cash equivalents at end of period   $ 26,192    $ 15,613       $    356     $  1,232
                                             =========   =========      =========     =========


See notes to consolidated financial statements.

                            BPC HOLDING CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (IN THOUSANDS OF DOLLARS, EXCEPT AS OTHERWISE NOTED)

NOTE 1.  ORGANIZATION

BPC Holding  Corporation  ("Holding"),  through  its  subsidiary Berry Plastics
Corporation ("Berry" or the "Company") and its subsidiaries Berry Iowa Corporation, Berry Tri-Plas Corporation, Aerocon, Inc., PackerWare Corporation, Berry Plastics Design Corporation, Venture Packaging, Inc. and its subsidiaries Venture Packaging Midwest, Inc. and Berry Plastics Technical Services, Inc., NIM Holdings Limited and its subsidiary Berry Plastics U.K. Limited, Knight Plastics, Inc., CPI Holding Corporation and its subsidiary Cardinal Packaging, Inc., Poly-Seal Corporation, Ociesse S.r.l and its subsidiary Capsol Berry Plastics S.p.a., and Landis Plastics, Inc. manufactures and markets plastic packaging products through its facilities located in Evansville, Indiana; Henderson, Nevada; Iowa Falls, Iowa; Charlotte, North Carolina; Suffolk, Virginia; Lawrence, Kansas; Monroeville, Ohio; Norwich, England; Woodstock, Illinois; Streetsboro, Ohio; Baltimore, Maryland; Milan, Italy; Chicago, Illinois; Richmond, Indiana; Syracuse, New York; and Phoenix, Arizona.

In 2002, the Company closed its Fort Worth, Texas facility, which was acquired in connection with the acquisition of Pescor Plastics, Inc. in May 2001. In 2003, the Company initiated the process of closing its Monticello, Indiana facility, which was acquired in connection with the acquisition of Landis Plastics, Inc. in November 2003. The business from these closed locations has been distributed throughout Berry's facilities.

Holding's fiscal year is a 52/53 week period ending generally on the Saturday closest to December 31. All references herein to "2003", "2002," and "2001," relate to the fiscal years ended December 27, 2003, December 28, 2002, and December 29, 2001, respectively. Due to the Merger (see Note 3), fiscal 2002 consists of two separate periods of December 30, 2001 to July 21, 2002 (Predecessor) and July 22, 2002 to December 28, 2002 (Company).

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

Purchases of various densities of plastic resin used in the manufacture of the Company's products aggregated approximately $140.3 million and $113.0 million in 2003 and 2002, respectively. Dow Chemical Corporation was the largest supplier of the Company's total resin material requirements, representing approximately 35% and 43% of such resin requirements in 2003 and 2002, respectively. The Company also uses other suppliers such as Chevron, Nova, Equistar, Atofina, Basell, Sunoco, and ExxonMobil to meet its resin requirements.

Cash and Cash Equivalents

All highly liquid investments with maturity of three months or less at the date of purchase are considered to be cash equivalents.

Accounts Receivable

The allowance for doubtful accounts is analyzed in detail on a quarterly basis and all significant customers with delinquent balances are reviewed to determine future collectibility. The determinations are based on legal issues (such as bankruptcy status), past history, current financial and credit agency reports, and the experience of the credit representatives. Reserves are established in the quarter in which the Company makes the determination that the account is deemed uncollectible. The Company maintains additional reserves based on its historical bad debt experience. The following table summarizes the activity by period for the allowance for doubtful accounts.

                                                    COMPANY                    PREDECESSOR
                                           --------------------------- --------------------------
                                            YEAR ENDED   PERIOD FROM    PERIOD FROM  YEAR ENDED
                                           DECEMBER 27,   7/22/02-       12/30/01-   DECEMBER 29,
                                              2003        12/28/02         7/21/02      2001
                                           --------------------------- --------------------------
Balance at beginning of period               $1,990         $2,063         $2,070       $1,724
Charged to costs and expenses                   150           (291)           164          337
Charged to other accounts (1)                   545              -              -          295
Deductions (2)                                   32            218           (171)        (286)
                                            ---------     ---------      ---------     ---------
Balance at end of period                     $2,717         $1,990         $2,063       $2,070
                                            =========     =========      =========     =========

(1) Primarily relates to purchase of accounts receivable and related allowance through acquisitions.
(2)  Uncollectible accounts written off, net of recoveries.

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

Customer relationships are being amortized using the straight-line method over the estimated life of the relationships ranging from three to 20 years.

The costs in excess of net assets acquired represent the excess purchase price over the fair value of the net assets acquired in the Merger (see Note 3 below) and businesses acquired since the Merger. These costs are reviewed annually for impairment pursuant to SFAS No. 142, Goodwill and Other Intangible Assets.

Trademarks are reviewed for impairment annually pursuant to SFAS No. 142.

Other intangibles, which include covenants not to compete and technology-based intangibles, are being amortized using the straight-line method over the respective lives of the agreements or estimated life of the technology ranging from one to twenty years.

Long-lived Assets

Long-lived assets are reviewed for impairment in accordance with SFAS No. 144 whenever facts and circumstances indicate that the carrying amount may not be recoverable. Specifically, this process involves comparing an asset's carrying value to the estimated undiscounted future cash flows the asset is expected to generate over its remaining life. If this process were to result in the conclusion that the carrying value of a long-lived asset would not be recoverable, a write-down of the asset to fair value would be recorded through a charge to operations. Fair value is determined based upon discounted cash flows or appraisals as appropriate. Long-lived assets that are held for sale are reported at the lower of the assets' carrying amount or fair value less costs related to the assets' disposition. No impairments were recorded in these financial statements.

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

Revenue Recognition

The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101") and SEC Staff Accounting Bulletin No. 104, "Revenue Recognition" ("SAB 104"). Revenue is recognized when the title and risk of loss have passed to the customer, there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is fixed or determinable, and collectibility is reasonably assured.

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

                                        COMPANY                    PREDECESSOR
                              --------------------------- --------------------------
                              YEAR ENDED   PERIOD FROM    PERIOD FROM  YEAR ENDED
                              DECEMBER 27,   7/22/02-       12/30/01-   DECEMBER 29,
                                 2003        12/28/02         7/21/02      2001
                             --------------------------- --------------------------
Risk-free interest rate           3.0%         4.0%            4.0%         5.5%
Dividend yield                    0.0%         0.0%            0.0%         0.0%
Volatility factor                  .25          .25             .25          .28
Expected option life              5.0 years    5.0 years       5.0 years    6.5 years

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

                                        COMPANY                    PREDECESSOR
                              --------------------------- --------------------------
                              YEAR ENDED   PERIOD FROM    PERIOD FROM  YEAR ENDED
                              DECEMBER 27,   7/22/02-       12/30/01-   DECEMBER 29,
                                 2003        12/28/02         7/21/02      2001
                             --------------------------- --------------------------
Reported net income (loss)
Stock-based employee
compensation expense
included in reported income
(loss), net of tax                $13,048     $3,179        $(35,795)       $(2,095)

Total stock-based employee
compensation expense determined
under fair value based method,
for all awards, net of tax         (2,044)      (856)           (371)        (1,401)
                                 ---------  ---------       ---------       ---------
Pro forma net income (loss)       $11,004     $2,323        $(34,246)       $(2,700)
                                 =========  =========       =========       =========

<[PAGE>

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

Comprehensive Income (Loss)

Comprehensive  income  (loss)  is  comprised  of net income  (loss)  and  other comprehensive income (loss). Other comprehensive income (loss) includes unrealized gains or losses on derivative financial instruments, unrealized gains or losses resulting from currency translations of foreign investments, and adjustments to record the minimum pension liability.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent assets and liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. On an on-going basis, the Company reviews its estimates and assumptions. The Company's estimates were based on its historical experience and various other assumptions that the Company believes to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions, but management does not believe such differences will materially affect the Company's financial position or results of operations.

Reclassifications

Certain amounts in the prior year financial statements and related notes have been reclassified to conform to the current year presentation.

Impact of Recently Issued Accounting Standards

In June 2001, the FASB issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. These pronouncements significantly change the accounting for business combinations, goodwill, and intangible assets. SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations and further clarifies the criteria to recognize intangible assets separately from goodwill. The requirements of SFAS No. 141 became effective for any business combination completed after June 30, 2001. SFAS No. 142 states goodwill and indefinite lived intangible assets are no longer amortized but are reviewed for impairment annually (or more frequently if impairment indicators arise). Separable intangible assets that are deemed to have a finite life will continue to be amortized over their estimated useful lives. The Company adopted the provisions of SFAS Nos. 141 and 142 as of the beginning of fiscal 2002. The Merger (see Note 3) and subsequent acquisitions (see Note 4) have been accounted for under the purchase method of accounting, and accordingly, the purchase price has been allocated to the identifiable assets and liabilities based on estimated fair values at the acquisition date. The following table presents the results of the Company on a comparable basis:

                                        COMPANY                    PREDECESSOR
                              --------------------------- --------------------------
                              YEAR ENDED   PERIOD FROM    PERIOD FROM   YEAR ENDED
                              DECEMBER 27,   7/22/02-       12/30/01-   DECEMBER 29,
                                 2003        12/28/02         7/21/02      2001
                             --------------------------- --------------------------
Reported net income (loss)      $13,048       $3,179        $(35,795)      $(2,095)
Goodwill amortization, net of tax     -            -               -         9,964
                               ---------    ---------       ---------      ---------
Adjusted net income (loss)      $13,048       $3,179        $(35,795)       $7,869
                               =========    =========       =========      =========

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections (SFAS No. 145). Upon the adoption of SFAS No. 145, all gains and losses on the extinguishment of debt for periods presented in the financial statements will be classified as extraordinary items only if they meet the criteria in APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (APB No. 30). The provisions of SFAS No. 145 related to the rescission of FASB Statement No. 4 and FASB Statement No. 64 shall be applied for fiscal years beginning after May 15, 2002. As a result, the Company reclassified the extraordinary item in the Statements of Operations to continuing operations in its 2003 financial statements.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect
Guarantees of Indebtedness of Others." The interpretation expands on the disclosure requirements to be made in interim and annual financial statements. The interpretation also requires that a liability measured at fair value be recognized for guarantees even if the probability of payment on the guarantee is remote. The recognition provisions apply on a prospective basis for guarantees issued or modified after December 31, 2002. The Company's adoption of the interpretation at the beginning of fiscal 2003 did not have a material effect on the Company's accounting or reporting of its guarantees.

In 2003, the FASB issued Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities. FIN 46 defines a variable interest entity ("VIE") as a corporation, partnership, trust or any other legal structure that does not have equity investors with a controlling financial interest or has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires consolidation of a VIE by the primary beneficiary of the assets, liabilities, and results of activities effective for 2003. FIN 46 also requires certain disclosures by all holders of a significant variable interest in a VIE that are not the primary beneficiary. The Company does not have any VIE's. The adoption of FIN 46 did not have a material impact on the financial position or results of operations of the Company.

Also in 2003, Emerging Issues Task Force ("EITF") reached a consensus on issue No. 02-16 ("EITF 02-16"), "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor". EITF 02-16 addressed accounting for cash consideration received by a reseller from a vendor. Cash consideration received by a customer from a vendor is presumed to be a reduction of the prices of the vendor's products or services and should be characterized as a reduction of cost of sales when recognized in the customer's income statement. However, if the consideration is a payment for assets or services delivered to the vendor, the cash consideration is characterized as revenue when recognized in the customer's income statement. The EITF also addressed rebates or refunds and how they should be recognized as a reduction of cost of sales. In order to recognize a rebate or refund, it must be probable and reasonably estimable, otherwise, it is not recognized until each specified criteria is met. The adoption of EITF 02-16 did not have a material impact on the financial position or results of operations of the Company.

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149 ("SFAS No. 149"), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133 and is to be applied prospectively to contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on the financial position or results of operations of the Company.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS No. 150"). SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify certain financial instruments as a liability (or as an asset in some circumstances). SFAS No. 150 was effective for the Company at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on the financial position or results of operations of the Company.

In December 2003, the United States Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 104 ("SAB 104"), "Revenue Recognition". SAB 104 updates portions of the SEC staff's interpretive guidance provided in SAB 101 and included in Topic 13 of the Codification of Staff Accounting Bulletins. SAB 104 deletes interpretative material no longer necessary, and conforms the interpretive material retained, because of pronouncements issued by the FASB Emerging Issues Task Force on various revenue recognition topics, including EITF 00-21. The Company adopted this standard on a prospective basis. The adoption of SAB 104 did not have an impact on the financial position or results of operations of the Company.

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

The total amount of funds required to consummate the Merger and to pay estimated fees and expenses related to the Merger, including amounts related to the repayment of indebtedness, the redemption of the outstanding preferred stock and accrued dividends, the redemption of outstanding warrants, and the payment of transaction costs incurred by Holding, were approximately $870.7 million (which includes the amount of certain indebtedness which remained outstanding and the value of certain shares of Holding common stock held by employees that were contributed to the Buyer immediately prior to the Merger). Immediately following the Merger, the Buyer and its affiliates owned approximately 63% of the common stock of Holding. The remaining common stock of Holding is held by J.P. Morgan Partners Global Investors, L.P. and other private equity funds affiliated with J.P. Morgan Partners, LLC, the private equity investment arm of J.P. Morgan Chase & Co., which own approximately 29% of Holding's common stock and by members of Berry's management, which own the remaining 8%.

The Merger has been accounted for under the purchase method of accounting, and accordingly, the purchase price has been allocated to the identifiable assets and liabilities based on estimated fair values at the acquisition date. The Company has applied the provisions of Emerging Issues Task Force 88-16, Basis in Leveraged Buyout Transactions, whereby, the carryover equity interests of certain shareholders from the Predecessor to the Company were recorded at their Company basis. The application of these provisions reduced stockholder's equity and intangibles by $196.6 million. In connection with the Merger, the Predecessor incurred Merger related expenses of approximately $21.0 million, consisting primarily of investment banking fees, bonuses to management, non-cash modification of stock option awards, legal costs, and fees to the largest voting stockholder of the Predecessor. The allocation is preliminary and is subject to adjustments as any future reductions to the valuation allowance against deferred tax assets will be credited to goodwill. In addition, as a result of extinguishing debt in connection with the Merger, $6.6 million of existing deferred financing fees and $18.7 million of prepayment fees and related charges were charged to expense in 2002 as a loss on extinguished debt. The following table summarizes the allocation of purchase price.

Purchase price                                           $  836,692
Buyer transaction costs                                      12,927
Net tangible assets acquired                               (260,022)
Intangible assets acquired                                  (67,045)
Adjustment for carryover basis of continuing stockholders  (196,603)
                                                          ----------
Goodwill                                                   $325,949
                                                          ==========

NOTE 4.  ACQUISITIONS

On January 24, 2002, Berry acquired the Alcoa Flexible Packaging injection molding assets of Mount Vernon Plastics Corporation ("Mount Vernon") for aggregate consideration of approximately $2.6 million. The purchase price was allocated to fixed assets ($2.0 million) and inventory ($0.6 million). The purchase was financed through borrowings under the Company's revolving line of credit under its retired senior credit facility. The operations of Mount Vernon are included in Berry's operations since the acquisition date using the purchase method of accounting. On January 31, 2002, Berry entered into a sale/leaseback arrangement with respect to the Mount Vernon fixed assets.

On February 25, 2003, Berry acquired the 400 series continuous threaded injection molded closure assets from CCL Plastic Packaging located in Los Angeles, California ("CCL Acquisition") for aggregate consideration of approximately $4.6 million. The purchase price was allocated to fixed assets ($2.7 million), inventory ($1.1 million), customer relationships ($0.5 million), goodwill ($0.2 million), and other intangibles ($0.1 million). The purchase was financed through borrowings under the Company's revolving line of credit. The operations from the CCL Acquisition are included in Berry's operations since the acquisition date using the purchase method of accounting.

On May 30, 2003, Berry acquired the injection molded overcap lid assets from APM Inc. located in Benicia, California ("APM Acquisition") for aggregate consideration of approximately $0.6 million. The purchase price was allocated to fixed assets ($0.3 million), inventory ($0.1 million), goodwill ($0.1 million) and other intangibles ($0.1 million). The purchase was financed through cash provided by operations. The operations from the APM Acquisition are included in Berry's operations since the acquisition date using the purchase method of accounting.

On November 20, 2003, Berry acquired Landis Plastics, Inc. (the "Landis Acquisition") for aggregate consideration of approximately $229.7 million, including deferred financing fees. The operations from the Landis Acquisition are included in Berry's operations since the acquisition date using the purchase method of accounting. The purchase was financed through the issuance by Berry of $85.0 million aggregate principal amount of 10 3/4% senior subordinated notes to various institutional buyers, which resulted in gross proceeds of $95.2 million, aggregate net borrowings of $54.1 million under Berry's amended and restated senior secured credit facility from new term loans after giving effect to the refinancing of the prior term loan, an aggregate common equity contribution of $62.0 million, and cash on hand. Berry also agreed to acquire, for $32.0 million, four facilities that Landis leased from certain of its affiliates. Prior to the closing of the Landis Acquisition, the rights and obligations to purchase the four facilities owned by affiliates of Landis were assigned to an affiliate of W.P. Carey & Co., L.L.C., which afflliate subsequently entered into a lease with Landis for the four facilities. In accordance with EITF 95-3, the Company established opening balance sheet reserves totaling $3.2 million related to plant shutdown, severance and unfavorable lease arrangement costs, which were reduced to $2.9 million at December 27, 2003 as a result of payments made in fiscal 2003. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. The allocation is preliminary and subject to change based on actual expenses and adjustments of estimated receivables and reserves.

                                            NOVEMBER 20,
                                                2003
                                           --------------
Current assets                              $   49,901
Property and equipment                          93,722
Goodwill                                        49,393
Customer relationships                          58,200
Trademarks                                       6,400
Covenants not to compete                           800
                                             ---------
Total assets                                 $ 258,416
                                             =========

Current liabilities                         $   27,253
Intercompany debt                              231,163
Stockholders' equity                                 -
                                             ---------
Total liabilities and stockholders' equity  $ 258,416
                                             =========

The pro forma financial results presented below are unaudited and assume that the Landis Acquisition occurred at the beginning of the respective period. Pro forma results have not been adjusted to reflect the acquisitions of Mount Vernon, CCL, or APM as they do not differ materially from the pro forma results presented below. The information presented is for informational purposes only and is not necessarily indicative of the operating results that would have occurred had the Landis Acquisition been consummated at the above dates, nor are they necessarily indicative of future operating results. Further, the information reflects only pro forma adjustments for additional interest expense and amortization and the elimination of the Merger expenses and loss on extinguished debt in connection with the Merger, net of the applicable income tax effects.

                                     COMPANY                    PREDECESSOR
                          ------------------------------- ----------------------
                             YEAR ENDED         PERIOD FROM        PERIOD FROM
                          DECEMBER 27, 2003   7/22/02-12/28/02   12/30/01-7/21/02
                          ------------------------------- -----------------------

Pro forma net sales           $ 749,591         $ 311,875          $ 394,041
Pro forma net income (loss)       5,526             3,520             (1,062)

NOTE 5.  INTANGIBLE ASSETS

Intangible assets consist of the following:

                                  DECEMBER 27, 2003      DECEMBER 28, 2002
                                  -----------------      -----------------
Deferred financing fees             $  26,043               $  21,411
Customer relationships                 93,561                  34,664
Goodwill                              376,769                 336,260
Trademarks                             33,448                  27,048
Covenants not to compete and other      2,757                   1,656
Technology-based                        5,023                   4,982


Accumulated amortization               (7,905)                 (2,824)
                                    ----------              ----------
                                    $ 529,696               $ 423,197
                                    ==========              ==========

The  changes  in  intangible  assets  are primarily the result  of  the  Landis
Acquisition, amortization of definite lived  intangibles,   and the application
of SFAS No. 141.

Future amortization expense for definite lived intangibles at December 27, 2003 for the next five fiscal years is approximately $8.2 million, $8.1 million, $8.0 million, $7.9 million, and $7.8 million for fiscal 2004, 2005, 2006, 2007, and 2008, respectively.

NOTE 6.  LONG-TERM DEBT

Long-term debt consists of the following:

                                          DECEMBER 27, 2003   DECEMBER 28, 2002
                                          -----------------   -----------------
Berry 10  3/4% Senior Subordinated Notes      $335,000             $250,000
Debt premium on 10  3/4% Notes, net             10,053                    -
Term loans                                     380,000              329,175
Revolving lines of credit                          342                  692
Nevada Industrial Revenue Bonds                  2,000                2,500
Capital leases                                  24,210               27,576
                                            -----------           ----------
                                               751,605              609,943
Less current portion of long-term debt           9,339                8,641
                                            -----------           ----------
                                              $742,266             $601,302
                                            ===========           ==========


Berry 10 3/4% Senior Subordinated Notes

On July 22, 2002, Berry completed an offering of $250.0 million aggregate principal amount of 10 3/4% Senior Subordinated Notes due 2012 (the "2002 Notes"). The net proceeds to Berry from the sale of the 2002 Notes, after expenses, were $239.4 million. The proceeds from the 2002 Notes were used in the financing of the Merger. On November 20, 2003, Berry completed an offering of $85.0 million aggregate principal amount of 10 3/4% Senior Subordinated Notes due 2012 (the "Add-on Notes"). The net proceeds to Berry from the sale of the Add-on Notes, after expenses, were $91.8 million. The proceeds from the Add-on Notes were used in the financing of the Landis Acquisition. The 2002 Notes and Add-on Notes mature on July 15, 2012. Interest is payable semi-annually on January 15 and July 15 of each year, which commenced on January 15, 2003 with respect to the 2002 Notes and commenced on January 15, 2004 with respect to the Add-on Notes. Holding and all of Berry's domestic subsidiaries fully, jointly, severally, and unconditionally guarantee on a senior subordinated basis the 2002 Notes and Add-on Notes. The 2002 Notes and Add-on Notes are not guaranteed by the foreign subsidiaries: Berry Plastics Acquisition Corporation II, NIM Holdings Limited, Berry Plastics U.K. Limited, Norwich Acquisition Limited, Capsol Berry Plastics S.p.a., or Ociesse S.r.l.

Berry is not required to make mandatory redemption or sinking fund payments with respect to the 2002 Notes and Add-on Notes. On or subsequent to July 15, 2007, the 2002 Notes and Add-on Notes may be redeemed at the option of Berry, in whole or in part, at redemption prices ranging from 105.375% in 2007 to 100% in 2010 and thereafter. Prior to July 15, 2005, up to 35% of the 2002 Notes and Add-on Notes may be redeemed at 110.75% of the principal amount at the option of Berry in connection with an equity offering. Upon a change in control, as defined in the indenture under which the 2002 Notes and Add-on Notes were issued (the "Indenture"), each holder of notes will have the right to require Berry to repurchase all or any part of such holder's notes at a repurchase price in cash equal to 101% of the aggregate principal amount thereof plus accrued interest. The 2002 Notes and Add-on Notes are treated as a single class under the Indenture.

Amended and Restated Credit Facility

In connection with the Merger in 2002, the Company entered into a credit and guaranty agreement and a related pledge security agreement with a syndicate of lenders led by Goldman Sachs Credit Partners L.P., as administrative agent (the "Credit Facility"). On November 10, 2003, in connection with the Landis Acquisition, the Credit Facility was amended and restated (the "Amended and Restated Credit Facility"). The Amended and Restated Credit Facility provides
(i) a $330.0 million term loan, (ii) a $50.0 million delayed draw term loan facility, and (iii) a $100.0 million revolving credit facility. On November 10, 2003, we used $325.9 million to refinance in full the balance outstanding under our prior term loan in the Credit Facility. The remaining $4.1 million was used to fund a portion of the purchase price for the Landis Acquisition. The $50.0 million delayed draw facility was drawn on November 20, 2003 to fund a portion of the purchase price for the Landis Acquisition. The maturity date of the term loan and delayed draw term loan is July 22, 2010, and the maturity date of the revolving credit facility is July 22, 2008. The indebtedness under the Amended and Restated Credit Facility is guaranteed by BPC Holding and all of its domestic subsidiaries. The obligations of Berry Plastics under the Amended and Restated Credit Facility and the guarantees thereof are secured by substantially all of the assets of such entities. At December 27, 2003, there were no borrowings outstanding on the revolving credit facility. The revolving credit facility allows up to $25.0 million of letters of credit to be issued instead of borrowings under the revolving credit facility and up to $10.0 million of swingline loans.

The Amended and Restated Credit Facility contains significant financial and operating covenants, including prohibitions on the ability to incur certain additional indebtedness or to pay dividends, and restrictions on the ability to make capital expenditures. The Amended and Restated Credit Facility also contains borrowing conditions and customary events of default, including nonpayment of principal or interest, violation of covenants, inaccuracy of representations and warranties, cross-defaults to other indebtedness, bankruptcy and other insolvency events (other than in the case of certain foreign subsidiaries). The Company was in compliance with all the financial and operating covenants at December 27, 2003. The term loan amortizes quarterly as follows: $825,000 each quarter through June 30, 2009 and $77,756,250 each quarter beginning September 30, 2009 and ending June 30, 2010. The delayed draw term loan facility will amortize $125,000 each quarter beginning September 30, 2004 through June 30, 2009 and $11,875,000 each quarter beginning September 30, 2009 and ending June 30, 2010.

Borrowings under the Amended and Restated Credit Facility bear interest, at the Company's option, at either (i) a base rate (equal to the greater of the prime rate and the federal funds rate plus 0.5%) plus the applicable margin (the ``Base Rate Loans'') or (ii) an adjusted eurodollar LIBOR (adjusted for reserves) plus the applicable margin (the ``Eurodollar Rate Loans''). With respect to the term loan and delayed draw term loan, the ``applicable margin'' is (i) with respect to Base Rate Loans, 1.50% per annum and (ii) with respect to Eurodollar Rate Loans, 2.50% per annum (3.7% at December 27, 2003 and 4.6% at December 28, 2002). With respect to the revolving credit facility, the ``applicable margin'' is subject to a pricing grid which ranges from 2.75% per annum to 2.00% per annum, depending on the leverage ratio (2.75% based on results through December 27, 2003). The ``applicable margin'' with respect to Base Rate Loans will always be 1.00% per annum less than the ``applicable margin'' for Eurodollar Rate Loans. In October 2002, Berry entered into an interest rate collar arrangement to protect $50.0 million of the outstanding variable rate term loan debt from future interest rate volatility. The collar floor is set at 1.97% LIBOR (London Interbank Offering Rate) and capped at 6.75% LIBOR. The agreement was effective January 15, 2003. At December 27, 2003 and December 28, 2002, shareholders' equity has been reduced by $0.5 million and $0.6 million, respectively, to adjust the agreement to fair market value. At December 27, 2003, the Company had unused borrowing capacity under the Amended and Restated Credit Facility's revolving line of credit of $92.6 million.

Nevada Industrial Revenue Bonds

The Nevada Industrial Revenue Bonds bear interest at a variable rate (1.3% at December 27, 2003 and 1.7% at December 28, 2002), require annual principal payments of $0.5 million on April 1, are collateralized by irrevocable letters of credit issued under the Amended and Restated Credit Facility and mature in April 2007.

Holding 12.50% Senior Secured Notes (Predecessor)

On June 18, 1996, Holding issued 12.50% Senior Secured Notes due 2006 for net proceeds, after expenses, of approximately $100.2 million. These notes were exchanged in October 1996 for the 12.50% Series B Senior Secured Notes due 2006 (the "1996 Notes"). In addition, from December 15, 1999 until June 15, 2001, Holding paid interest, at an increased rate of 0.75% per annum, in additional 1996 Notes valued at 100% of the principal amount thereof. Holding issued an additional approximately $30.7 million ($8.4 million in 2001 and $15.3 million in 2000) aggregate principal amount of 1996 Notes in satisfaction of its interest obligation. The 1996 Notes were retired in connection with the Merger and the associated premium for early retirement and net deferred financing fees were expensed in 2002.

Berry 12.25% Senior Subordinated Notes (Predecessor)

On April 21, 1994, Berry completed an offering of 100,000 units consisting of $100.0 million aggregate principal amount of 12.25% Berry Plastics Corporation Senior Subordinated Notes, due 2004 (the "1994 Notes") and 100,000 warrants to purchase 1.13237 shares of the Predecessor's common stock. The net proceeds to Berry from the sale of the 1994 Notes, after expenses, were $93.0 million. On August 24, 1998, Berry completed an additional offering of $25.0 million aggregate principal amount of 12.25% Series B Senior Subordinated Notes due 2004 (the "1998 Notes"). The net proceeds to Berry from the sale of the 1998 Notes, after expenses, were $25.2 million. The 1994 Notes and 1998 Notes were retired in connection with the Merger and the associated premium paid and net deferred financing fees were expensed in 2002.

Berry 11% Senior Subordinated Notes (Predecessor)

On July 6, 1999, Berry completed an offering of $75.0 million aggregate principal amount of 11% Berry Plastics Corporation Senior Subordinated Notes, due 2007 (the "1999 Notes"). The net proceeds to Berry from the sale of the 1999 Notes, after expenses, were $72.0 million. The 1999 Notes were retired in connection with the Merger and the associated premium for early retirement and net deferred financing fees were expensed in 2002.

Retired Credit Facility (Predecessor)

The Company had a financing and security agreement (the "Retired Financing Agreement") with a syndicate of lenders led by Bank of America for a senior secured credit facility (the "Retired Credit Facility"). As of December 29, 2001, the Retired Credit Facility provided the Company with (i) an $80.0 million revolving line of credit, subject to a borrowing base formula, (ii) a $2.2 million (using the December 29, 2001 exchange rate) revolving line of credit denominated in British Sterling in the U.K., subject to a separate borrowing base formula, (iii) a $52.6 million term loan facility, (iv) a $2.0 million (using the December 29, 2001 exchange rate) term loan facility denominated in British Sterling in the U.K. and (v) a $3.2 million standby letter of credit facility to support the Company's and its subsidiaries'
obligations under the Nevada Bonds. The Retired Credit Facility was extinguished in connection with the Merger and the associated net deferred financing fees were expensed in 2002.

Second Lien Senior Credit Facility (Predecessor)

On July 17, 2000, Berry obtained a second lien senior credit facility from General Electric Capital Corporation for an aggregate principal amount of $25.0 million (the "Second Lien Senior Facility"), resulting in net proceeds of $24.3 million after fees and expenses. The Second Lien Credit Facility was extinguished in connection with the Merger and the associated net deferred financing fees were expensed in 2002.

Other

Future maturities of long-term debt at December 27, 2003 are as follows:

                     2004        $    9,339
                     2005             9,552
                     2006             6,788
                     2007             6,946
                     2008             9,420
                     Thereafter     699,507

Interest  paid was $40,040, $40,883, and $44,171, for  2003,  2002,  and  2001,
respectively.   Interest  capitalized was $860, $844, and $589, for 2003, 2002, and 2001, respectively.

NOTE 7.  LEASE AND OTHER COMMITMENTS

Certain property and equipment are leased using capital and operating leases. In 2003 and 2002, Berry entered into various capital lease obligations with no immediate cash flow effect resulting in capitalized property and equipment of $1,717 and $21,169, respectively. Total capitalized lease property consists of manufacturing equipment and a building with a cost of $34,465 and $32,462 and related accumulated amortization of $9,791 and $4,247 at December 27, 2003 and December 28, 2002, respectively. Capital lease amortization is included in depreciation expense. Total rental expense from operating leases was
approximately   $11,216,  $9,761,  and  $8,292  for  2003,  2002,   and   2001,
respectively.

Future minimum lease payments for capital leases and noncancellable operating leases with initial terms in excess of one year are as follows:

                                                  AT DECEMBER 27, 2003
                                            ---------------------------------
                                            CAPITAL LEASES   OPERATING LEASES
                                            ----------------------------------
2004                                          $   6,184         $  12,223
2005                                              6,629            10,906
2006                                              2,705             9,165
2007                                              2,657             6,972
2008                                              3,784             6,184
Thereafter                                        4,905            52,154
                                               ---------         ---------
                                                 26,864           $97,604
Less:  amount representing interest              (2,654)         =========
                                               ---------
Present value of net minimum lease payments  $   24,210
                                               =========

The Company is party to various legal proceedings involving routine claims which are incidental to its business. Although the Company's legal and financial liability with respect to such proceedings cannot be estimated with certainty, the Company believes that any ultimate liability would not be material to our financial condition.

NOTE 8.  INCOME TAXES

For financial reporting purposes, income (loss) before income taxes, by tax jurisdiction, is comprised of the following:

                                        COMPANY                    PREDECESSOR
                              --------------------------- --------------------------
                              YEAR ENDED   PERIOD FROM    PERIOD FROM   YEAR ENDED
                              DECEMBER 27,   7/22/02-       12/30/01-   DECEMBER 29,
                                 2003        12/28/02         7/21/02      2001
                             --------------------------- --------------------------
United States                  $ 29,556     $  7,331       $(33,415)   $  5,046
Foreign                          (4,022)      (1,199)        (2,035)     (6,407)
                             -----------   ----------      ----------  ----------
                               $ 25,534     $  6,132       $(35,450)   $ (1,361)
                             ===========   ==========      ==========  ==========


Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets and liabilities are as follows:

                                                   DECEMBER 27, 2003   DECEMBER 28, 2002
                                                   -----------------   -----------------
Deferred tax assets:
   Allowance for doubtful accounts                     $     637           $     583
   Inventory                                               1,390               1,517
   Compensation and benefit accruals                       3,119               2,753
   Insurance reserves                                        679                 637
   Net operating loss carryforwards                       29,546              33,985
   Alternative minimum tax (AMT) credit carryforwards      3,457               3,055
   Other                                                   1,601                 875
                                                        ---------           ---------
     Total deferred tax assets                            40,429              43,405
   Valuation allowance                                   (16,911)            (28,687)
                                                        ---------           ---------
      Deferred tax assets, net of valuation allowance     23,518              14,718
Deferred tax liabilities:
    Property and equipment                                24,239              15,358
                                                        ---------           ---------
Net deferred tax liability                             $    (721)          $    (640)
                                                        =========           =========

Income tax expense (benefit) consists of the following:

                                        COMPANY                    PREDECESSOR
                              --------------------------- --------------------------
                              YEAR ENDED   PERIOD FROM    PERIOD FROM   YEAR ENDED
                              DECEMBER 27,   7/22/02-       12/30/01-   DECEMBER 29,
                                 2003        12/28/02         7/21/02      2001
                             --------------------------- --------------------------
Current:
      Federal                  $   402       $    -         $     -        $  154
      Foreign                       61           26             375           125
      State                        232          217             (30)          455
Deferred:
      Federal                    8,608        2,280               -             -
      Foreign                        -            -               -             -
      State                      3,183          430               -             -
                               --------      --------        --------      --------
Income tax expense             $12,486       $2,953         $   345        $  734
                               ========      ========        ========      ========



Holding has unused operating loss carryforwards of approximately $76.0 million for federal and state income tax purposes which begin to expire in 2012. AMT credit carryforwards are available to Holding indefinitely to reduce future years' federal income taxes. As a result of the Merger, the amount of the carryforward which can be used in any given year will be limited to approximately $12.9 million.

Income taxes paid during 2003, 2002, and 2001 approximated $484, $531, and $314, respectively.

A reconciliation of income tax expense (benefit), computed at the federal statutory rate, to income tax expense (benefit), as provided for in the financial statements, is as follows:

                                        COMPANY                    PREDECESSOR
                              --------------------------- --------------------------
                              YEAR ENDED   PERIOD FROM    PERIOD FROM   YEAR ENDED
                              DECEMBER 27,   7/22/02-       12/30/01-   DECEMBER 29,
                                 2003        12/28/02         7/21/02      2001
                             --------------------------- --------------------------
Income tax expense (benefit)
 computed at statutory rate     $  8,721     $  2,081    $   (12,170)   $   (463)
State income tax expense
 (benefit), net of federal
 taxes                             2,220          434         (1,035)        795
Amortization of goodwill               -            -              -       2,399
Expenses not deductible for
 income tax purposes                 160           60          3,823          36
Change in valuation allowance      1,285            -          9,160      (2,978)
Other                                100          378            567         945
                                ---------     ---------     ---------    ---------
Income tax expense             $  12,486     $  2,953        $   345     $   734
                                =========     =========     =========    =========


NOTE 9.  EMPLOYEE RETIREMENT PLANS

Berry sponsors a defined contribution 401(k) retirement plan covering substantially all employees. Contributions are based upon a fixed dollar amount for employees who participate and percentages of employee contributions at specified thresholds. Contribution expense for this plan was approximately $1,408, $1,462, and $1,349, for 2003, 2002, and 2001, respectively. The
Company also maintains a defined benefit pension plan covering the Poly-Seal employees under a collective bargaining agreement. At December 27, 2003 and December 28, 2002, stockholders' equity has been reduced by $550 and $394, respectively, as a result of recording the minimum pension liability.

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

Notes Receivable from Management

In connection with the Merger, certain senior employees of BPC Holding acquired shares of BPC Holding Common Stock pursuant to an employee stock purchase program. Such employees paid for these shares with any combination of (i) shares of BPC Holding common stock that they held prior to the Merger; (ii) their cash transaction bonus, if any; and (iii) a promissory note. In addition, BPC Holding adopted an employee stock purchase program pursuant to which a number of employees had the opportunity to invest in BPC Holding on a leveraged basis. Employees participating in this program were permitted to finance two-thirds of their purchases of shares of BPC Holding common stock under the program with a promissory note. The promissory notes are secured by the shares purchased and such notes accrue interest which compounds semi-annually at rates ranging from 4.97% to 5.50% per year. Principal and all accrued interest is due and payable on the earlier to occur of (i) the end of the ten-year term, (ii) the ninetieth day following such employee's termination of employment due to death, "disability", "redundancy" (as such terms are defined in the 2002 Option Plan) or retirement, or (iii) the thirtieth day following such employee's termination of employment for any other reason. As of December 27, 2003 and December 28, 2002, the Company had $14,157 and $14,399, respectively, in outstanding notes receivable (principal and interest), which has been classified as a reduction to stockholders' equity in the consolidated balance sheet, due from employees under this program.

Stock Option Plans

BPC Holding maintains the Amended and Restated BPC Holding Corporation 1996 Stock Option Plan (``1996 Option Plan'') pursuant to which nonqualified options to purchase 137,980 shares are outstanding. All outstanding options under the 1996 Option Plan are scheduled to expire on July 22, 2012 and no additional options will be granted under it. Option agreements issued pursuant to the 1996 Option Plan generally provide that options become vested and exercisable at a rate of 10% per year based on continued service. Additional options also vest in years during which certain financial targets are attained. Notwithstanding the vesting provisions in the option agreements, all options that were scheduled to vest prior to December 31, 2002 accelerated and became vested immediately prior to the Merger.

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

Information related to the 1996 Option Plan and 2002 Option Plan is as follows:

                                              COMPANY            COMPANY          PREDECESSOR        PREDECESSOR
                                              -------            -------          -----------        -----------
                                         DECEMBER 27, 2003   DECEMBER 28, 2002    JULY 21, 2002     DECEMBER 29,2001
                                         -----------------   -----------------    ---------------   ----------------
                                                 Weighted            Weighted             Weighted           Weighted
                                           Number Average    Number  Average       Number  Average   Number  Average
                                             Of   Exercise     Of    Exercise         Of   Exercise    Of    Exercise
                                           Shares  Price     Shares   Price         Shares  Price    Shares   Price
                                         -----------------   -----------------   -----------------  ----------------
Options outstanding, beginning of period  545,684  $  86      48,218   $ 157       60,420   $ 132    60,774    $ 132
Options converted                               -      -     102,329    (107)           -       -         -        -
Options granted                            38,713    100     395,137     100       15,345     277     10,975     226
Options exercised                          (9,757)    57           -       -      (18,134)    177     (2,713)    107
Options canceled                          (43,978)   101           -       -       (9,413)    389     (8,616)    116
Options outstanding, end of period        530,662     94     545,684      86       48,218     157     60,420     155
                                          ========           ========              =======            =======
Option price range at end of period         $32 - $124           $32 - $100         $100 - $226         $100 - $226
Options exercisable at end of period          203,326              120,448              38,573             39,487
Options available for grant at period end      22,588               42,429                   0             13,487
Weighted average fair value of options
 granted during period                          $28                    $30                 $30               $34

 The following table summarizes information about the options outstanding at December 27, 2003:

                                                       Weighted
    Range of                       Weighted Average    Average      Number
    Exercise  Number Outstanding Remaining Contractual Exercise Exercisable at
     Prices  At December 27, 2003        Life           Price  December 27, 2003
    ----------------------------------------------------------------------------
    $32 - $72       137,980            9 years           $49        116,582
      $100          227,450            9 years          $100         37,174
      $124          165,232            9 years          $124         49,570
                    -------                                         -------
                    530,662                                         203,326

Stockholders Agreements

In connection with the Merger, Holding entered into a stockholders' agreement with GSCP 2000 and other private equity funds affiliated with Goldman, Sachs & Co., which in the aggregate own a majority of the common stock, and J.P. Morgan Partners Global Investors, L.P. and other private equity funds affiliated with J.P. Morgan Securities Inc., which own approximately 28% of the common stock. GSCP 2000 and other private equity funds affiliated with Goldman, Sachs & Co., have the right to designate five members of the board of directors, one of which shall be a member of management, and J.P. Morgan Partners Global Investors, L.P. and other private equity funds affiliated with J.P. Morgan Securities Inc. have the right to designate two members of the board of directors, one of which will be designated by J.P. Morgan Partners Global Investors, L.P. The stockholders' agreement contains customary terms including terms regarding transfer restrictions, rights of first offer, tag along rights, drag along rights, preemptive rights and veto rights.

NOTE 11.  RELATED PARTY TRANSACTIONS

Prior to the Merger, Atlantic Equity Partners International II, L.P. ("International") was our largest voting stockholder and International engaged First Atlantic Capital, Ltd. ("First Atlantic") to provide certain financial and management consulting services to the Company. Pursuant to a management agreement, First Atlantic received advisory fees of approximately $250, and $139 in June 2001 and March 2001, respectively, for originating, structuring and negotiating the acquisitions of Pescor and Capsol, respectively. In consideration of financial advisory and management consulting services, the Company paid First Atlantic fees and expenses of $385 and $756 for fiscal 2002 and 2001, respectively. In consideration of services performed in connection with the Merger, the Company paid First Atlantic fees and expenses of $1,786 in July 2002.

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

In connection with the Landis Acquisition, the Company paid $1.7 million to entities affiliated with Goldman, Sachs & Co. and $0.8 million to J.P. Morgan Securities Inc., an affiliate of J.P. Morgan Chase & Co., for advisory and other services. Goldman Sachs and J.P. Morgan acted as joint book-running managers in the issuance of the Add-on Notes and received fees of approximately $1.0 million and $1.0 million, respectively, for services performed. Goldman Sachs Credit Partners, L.P., an affiliate of Goldman Sachs, acted as the administrative agent, joint lead arranger and joint bookrunner for the Amended and Restated Credit Facility and received fees of $0.5 million in July 2002 for services provided. JP Morgan Chase Bank, an affiliate of J.P. Morgan, acted as the joint lead arranger and joint bookrunner for the Amended and Restated Credit Facility for consideration of approximately $0.5 million.

NOTE 12.  FAIR VALUE OF FINANCIAL INSTRUMENTS INFORMATION

Holding's and the Company's financial instruments generally consist of cash and cash equivalents and long-term debt. The carrying amounts of Holding's and the Company's financial instruments approximate fair value at December 27, 2003, except for the 2002 Notes and Add-on Notes for which the fair value exceeded the carrying value by $39.4 million.

NOTE 13.  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The accumulated balances related to each component of the other comprehensive income (loss) consist of the following:

                                       DECEMBER 27, 2003      DECEMBER 28, 2002
                                       -----------------      -----------------
Currency translation                        $5,736                  $2,091
Minimum pension liability adjustment          (550)                   (394)
Unrealized loss on interest rate collar       (487)                   (555)
                                       -----------------      -----------------
                                            $4,699                  $1,142
                                       =================      =================

NOTE 14.  OPERATING SEGMENTS

The Company has three reportable segments: containers, closures, and consumer products. The Company evaluates performance and allocates resources based on operating income before depreciation and amortization of intangibles adjusted to exclude (1) Merger expenses, (2) uncompleted acquisition expense, (3)
acquisition integration expense, (4) plant shutdown expense, (5) non-cash compensation, and (6) management fees and reimbursed expenses paid to First Atlantic ("Adjusted EBITDA"). The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

                                                            YEAR ENDED
                                     ---------------------------------------------------------
                                                              COMPANY/
                                            COMPANY          PREDECESSOR        PREDECESSOR
                                          DECEMBER 27,       DECEMBER 28,       DECEMBER 29,
                                              2003               2002               2001
                                     ---------------------------------------------------------
Net sales:
  Containers                               $ 288,481          $ 250,423          $ 234,441
  Closures                                   147,297            133,892            132,384
  Consumer Products                          116,098            109,988             94,834
Adjusted EBITDA:
  Containers                                  71,027             67,079             63,997
  Closures                                    30,228             30,555             28,444
  Consumer Products                           17,582             16,773             18,411
Total assets:
  Containers                                 605,879            359,635            204,001
  Closures                                   237,848            229,962            158,009
  Consumer Products                          172,079            170,979             84,866
Goodwill, net:
  Containers                                 212,394            170,892             61,048
  Closures                                    85,756             87,066             39,682
  Consumer Products                           78,619             78,302             19,193

Reconciliation  of  Adjusted EBITDA to income
 (loss) before income taxes:
   Adjusted EBITDA for reportable segments $ 118,837          $ 114,407          $ 110,718
   Net interest expense                      (45,413)           (49,254)           (54,355)
   Depreciation                              (40,752)           (39,557)           (38,105)
   Amortization                               (3,326)            (2,408)           (12,802)
   Gain (loss) on disposal of property
     and equipment                                 7               (299)              (473)
   Merger expenses                                 -            (20,987)                  -
   Loss on extinguished debt                    (250)           (25,328)              (134)
   Uncompleted acquisition expense            (1,041)              (216)                  -
   Acquisition integration expense            (1,424)            (1,353)            (2,690)
   Plant shutdown expense                     (1,104)            (3,992)            (2,221)
   Non-cash compensation                           -                  -               (796)
   Management fees                                 -               (331)              (637)
                                          ------------       ------------         -----------
    Income (loss) before income taxes        $25,534           $(29,318)           $(1,361)
                                          ============       ============         ===========

NOTE 15.  CONDENSED CONSOLIDATING FINANCIAL INFORMATION (IN THOUSANDS)

Holding conducts its business through its wholly owned subsidiary, Berry. Holding and all of Berry's domestic subsidiaries fully, jointly, severally, and unconditionally guarantee on a senior subordinated basis the 2002 Notes and Add-on Notes issued by Berry. Berry and all of Berry's subsidiaries are 100% owned by Holding. Separate narrative information or financial statements of guarantor subsidiaries have not been included as management believes they would not be material to investors. Presented below is condensed consolidating financial information for Holding, Berry, and its subsidiaries at December 27, 2003 and December 28, 2002 and for the fiscal years ended December 27, 2003, December 28, 2002, and December 29, 2001. The equity method has been used with respect to investments in subsidiaries.

                                                       DECEMBER 27, 2003
                          ----------------------------------------------------------------------------------------
                              BPC Holding  Berry Plastics  Combined      Combined
                              Corporation  Corporation     Guarantor   Non-guarantor Consolidating
                               (Parent)       (Issuer)   Subsidiaries  Subsidiaries   Adjustments   Consolidated
                          --------------- -------------- ------------ -------------- ------------- ---------------
CONSOLIDATING BALANCE SHEETS
Current assets               $     -         $67,631      $ 121,605      $ 13,844       $       -      $203,080
Net property and equipment         -          70,873        191,960        20,144               -       282,977
Other noncurrent assets      152,591         855,627        370,199        12,075        (860,743)      529,749
                            --------        --------      ---------      ---------      ---------     ---------
Total assets                $152,591        $994,131       $683,764       $46,063       $(860,743)   $1,015,806
                            ========        ========      =========      =========      =========     =========
Current liabilities          $     -       $  53,245       $ 53,408       $ 8,856       $       -     $ 115,509
Noncurrent liabilities             -         788,295        674,851        28,790        (744,230)      747,706
Equity (deficit)             152,591         152,591        (44,495)        8,417        (116,513)      152,591
                            --------        --------      ---------      ---------      ---------     ---------
Total liabilities and
 equity (deficit)           $152,591        $994,131      $ 683,764      $ 46,063       $(860,743)   $1,015,806
                            ========        ========      =========      =========      =========     =========


                                                        DECEMBER 28, 2002
                          ----------------------------------------------------------------------------------------
                              BPC Holding  Berry Plastics  Combined      Combined
                              Corporation  Corporation     Guarantor   Non-guarantor Consolidating
                               (Parent)       (Issuer)   Subsidiaries  Subsidiaries   Adjustments   Consolidated
                          --------------- -------------- ------------ -------------- ------------- ---------------
CONSOLIDATING BALANCE SHEETS
Current assets              $      1         $58,995       $ 73,940     $  11,192       $       -     $ 144,128
Net property and equipment         -          68,431        108,567        16,134               -       193,132
Other noncurrent assets       74,021         650,613        314,099        11,129        (626,546)      423,316
                            --------        --------      ---------      ---------      ---------     ---------
Total assets                 $74,022        $778,039       $496,606       $38,455       $(626,546)    $ 760,576
                            ========        ========      =========      =========      =========     =========

Current liabilities         $      -       $  52,111       $ 21,142       $ 6,674       $     -       $  79,927
Noncurrent liabilities        (1,141)        600,539        449,814        22,925        (466,651)      605,486
Equity (deficit)              75,163         125,389         25,650         8,856        (159,895)       75,163
                            --------        --------      ---------      ---------      ---------     ---------
Total liabilities and
 equity (deficit)           $ 74,022        $778,039      $ 496,606      $ 38,455       $(626,546)    $ 760,576
                            ========        ========      =========      =========      =========     =========

                                                       YEAR ENDED DECEMBER 27, 2003 (COMPANY)
                            ----------------------------------------------------------------------------------------
                                BPC Holding  Berry Plastics  Combined      Combined
                                Corporation  Corporation     Guarantor   Non-guarantor Consolidating
                                 (Parent)       (Issuer)   Subsidiaries  Subsidiaries   Adjustments   Consolidated
                            --------------- -------------- ------------ -------------- ------------- ---------------
CONSOLIDATING STATEMENTS OF OPERATIONS
Net sales                       $    -         $200,886      $328,984       $22,006       $      -       $551,876
Cost of goods sold                   -          140,139       259,720        20,891              -        420,750
                              --------         --------      ---------      ---------      ---------     ---------
Gross profit                         -           60,747        69,264         1,115              -        131,126
Operating expenses             (25,840)          34,536        47,545         3,695              -         59,936
                              --------         --------      ---------      ---------      ---------     ---------
Operating income (loss)         25,840           26,211        21,719        (2,580)             -         71,190
Other expenses (income)              -                -            (7)            -              -             (7)
Interest expense (income), net    (763)            (592)       45,326         1,442              -         45,413
Loss on extinguished debt            -              250             -             -              -            250
Income taxes (benefit)              27           12,388            10            61              -         12,486
Equity in net (income) loss
 from subsidiary                13,528           27,693         4,083             -        (45,304)             -
                              --------         --------      ---------      ---------      ---------     ---------
Net income (loss)              $13,048        $ (13,528)     $(27,693)      $(4,083)       $45,304       $ 13,048
                              ========         ========      =========      =========      =========     =========

CONSOLIDATING STATEMENTS OF CASH FLOWS
Net income (loss)             $ 13,048         $(13,528)    $ (27,693)     $ (4,083)      $ 45,304       $ 13,048
Non-cash expenses                    -           26,817        28,136         3,227              -         58,180
Equity in net (income) loss
 from subsidiary                13,528           27,693         4,083             -        (45,304)             -
Changes in working capital        (758)           1,159         7,463           681              -          8,545
                              --------         --------      ---------      ---------      ---------     ---------
Net cash provided by (used for)
 operating activities           25,818           42,141        11,989          (175)             -         79,773

Net cash used for
 investing activities                -         (244,511)      (16,474)       (4,667)             -       (265,652)

Net cash provided by
 financing activities          (25,819)         211,499         5,891         5,250              -        196,821

Effect of exchange rate
 changes on cash                     -                -             -          (363)             -           (363)
                              --------         --------      ---------      ---------      ---------     ---------
Net increase (decrease) in
 cash and cash equivalents         (1)            9,129         1,406            45              -         10,579

Cash and cash equivalents
 at beginning of year               1            15,157           264           191              -         15,613
                              --------         --------      ---------      ---------      ---------     ---------
Cash and cash equivalents
 at end of year                 $   -          $ 24,286       $ 1,670        $  236        $     -       $ 26,192
                              ========         ========      =========      =========      =========     =========

                                                  YEAR ENDED DECEMBER 28, 2002 (COMPANY/PREDECESSOR)
                          ----------------------------------------------------------------------------------------
                              BPC Holding  Berry Plastics  Combined      Combined
                              Corporation  Corporation     Guarantor   Non-guarantor Consolidating
                               (Parent)       (Issuer)   Subsidiaries  Subsidiaries   Adjustments   Consolidated
                          --------------- -------------- ------------ -------------- ------------- ---------------
CONSOLIDATING STATEMENTS OF OPERATIONS
Net sales                     $    -         $173,570       $300,149      $20,584      $     -        $494,303
Cost of goods sold                 -          116,354        236,169       18,750            -         371,273
                              --------         --------      ---------      ---------  ---------     ---------
Gross profit                       -           57,216         63,980        1,834            -         123,030
Operating expenses             1,920           27,857         44,894        2,796            -          77,467
                              --------         --------      ---------      ---------  ---------     ---------
Operating income (loss)       (1,920)          29,359         19,086         (962)           -          45,563
Other expenses                     -              145            249          (95)           -             299
Interest expense, net          9,443            3,172         34,481        2,158            -          49,254
Loss on extinguished debt      9,282            6,339          9,498          209            -          25,328
Income taxes (benefit)        (8,234)          11,016            115          401            -           3,298
Equity in net (income)
 loss from subsidiary         20,205           28,892          3,635            -      (52,732)              -
                             --------         --------      ---------      ---------   ---------     ---------
Net income (loss)           $(32,616)       $ (20,205)      $(28,892)     $(3,635)     $52,732        $(32,616)
                             ========         ========      =========      =========   =========     =========

CONSOLIDATING STATEMENTS OF CASH FLOWS
Net income (loss)          $ (32,616)        $(20,205)     $ (28,892)    $ (3,635)    $ 52,732        $(32,616)
Non-cash expenses             11,451           23,799         36,178        3,270            -          74,698
Equity in net (income)
 loss from subsidiary         20,205           28,892          3,635            -      (52,732)              -
Changes in working capital      (320)          (6,290)        (7,557)      (1,275)           -         (15,442)
                             --------         --------      ---------      ---------   ---------     ---------
Net cash provided by (used for)
  operating activities        (1,280)          26,196          3,364       (1,640)           -          26,640

Net cash used for
 investing activities              -          (18,023)       (25,704)      (1,171)           -         (44,898)
Net cash provided by (used for)
 financing activities            841            6,863         22,194        2,483            -          32,381

Effect of exchange rate
 changes on cash                   -                -              -          258            -             258
                             --------         --------      ---------      ---------   ---------     ---------
Net increase (decrease) in
 cash and cash equivalents      (439)          15,036           (146)         (70)           -          14,381

Cash and cash equivalents
 at beginning of year            440              121            410          261            -           1,232
                             --------         --------      ---------      ---------   ---------     ---------
Cash and cash equivalents
 at end of year                $   1         $ 15,157         $  264       $  191      $     -        $ 15,613
                             ========         ========      =========      =========   =========     =========


                                                                 YEAR ENDED DECEMBER 29, 2001 (PREDECESSOR)
                          ----------------------------------------------------------------------------------------
                              BPC Holding  Berry Plastics  Combined      Combined
                              Corporation  Corporation     Guarantor   Non-guarantor Consolidating
                               (Parent)       (Issuer)   Subsidiaries  Subsidiaries   Adjustments   Consolidated
                          --------------- -------------- ------------ -------------- ------------- ---------------
CONSOLIDATING STATEMENTS OF OPERATIONS
Net sales                    $     -         $159,783       $279,533      $22,343      $     -        $461,659
Cost of goods sold                 -          103,867        213,355       20,778            -         338,000
                             --------         --------      ---------      ---------   ---------     ---------
Gross profit                       -           55,916         66,178        1,565            -         123,659
Operating expenses               924           23,113         40,889        5,266            -          70,192
                             --------         --------      ---------      ---------   ---------     ---------
Operating income (loss)         (924)          32,803         25,289       (3,701)           -          53,467
Other expenses                     -               46            481          (54)           -             473
Interest expense, net         17,469            7,277         26,848        2,761            -          54,355
Income taxes (benefit)        (8,307)           8,682            234          125            -             734
Equity in net (income)
 loss from subsidiary         (7,991)           8,807          6,533            -       (7,349)              -
                             --------         --------      ---------      ---------   ---------     ---------
Net income (loss)            $(2,095)         $ 7,991        $(8,807)     $(6,533)      $7,349         $(2,095)
                             ========         ========      =========      =========   =========     =========

CONSOLIDATING STATEMENTS OF CASH FLOWS
Net income (loss)           $ (2,095)          $7,991       $ (8,807)    $ (6,533)      $7,349         $(2,095)
Non-cash expenses              9,775           16,146         33,072        4,451            -          63,444
Equity in net (income)
 loss from subsidiary         (7,991)           8,807          6,533            -       (7,349)              -
Changes in working capital       154            5,882        (11,258)      (1,779)           -          (7,001)
                             --------         --------      ---------      ---------   ---------     ---------
Net cash provided by (used for)
 operating activities           (157)          38,826         19,540       (3,861)           -          54,348
Net cash used for
 investing activities              -          (30,688)       (22,395)      (3,207)           -         (56,290)
Net cash provided by (used for)
 financing  activities           377           (9,199)         3,014        6,388            -             580
Effect of exchange rate
 changes on cash                  -               540           (540)         540            -             540
                             --------         --------      ---------      ---------   ---------     ---------
Net increase (decrease) in
 cash and cash equivalents       220             (521)          (381)        (140)           -            (822)

Cash and cash equivalents
 at beginning of  year           220              642            791          401            -           2,054
                             --------         --------      ---------      ---------   ---------     ---------
Cash and cash equivalents
 at end of year             $    440            $ 121        $   410       $  261      $     -         $ 1,232
                             ========         ========      =========      =========   =========     =========

NOTE 16.  QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table contains selected unaudited quarterly financial data for fiscal years 2003 and 2002.

                               2003                                 2002
                  -------------------------------     --------------------------------
                   FIRST   SECOND   THIRD    FOURTH    FIRST   SECOND   THIRD*   FOURTH

Net sales        $125,398 $146,851 $139,306 $140,321 $122,934 $127,989 $127,575 $115,805
Cost of sales      94,321  112,055  106,845  107,529   90,299   94,974   97,492   88,508
                 -------- -------- -------- -------- -------- -------- -------- --------
Gross profit      $31,077  $34,796  $32,461  $32,792  $32,635  $33,015  $30,083  $27,297
                 ======== ======== ======== ======== ======== ======== ======== ========
Net income (loss)  $3,079   $4,542   $4,218   $1,209   $4,766   $5,216 $(42,071)   $(527)
                 ======== ======== ======== ======== ======== ======== ======== ========


  * For comparison purposes, the period from June 30, 2002 to July 21, 2002 (Predecessor) has been combined with the period from July 22, 2002 to September 28, 2002 (Company). Net loss in the third quarter of 2002 includes merger expenses of $20,987 and loss on extinguished debt of $25,328 incurred in connection with the Merger.

                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 18th day of March, 2004.

                                           BPC HOLDING CORPORATION



                                           By ___/s/Ira G. Boots__________
                                            Ira G. Boots
                                            President and Chief Executive
                                            Officer


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

       SIGNATURE                    TITLE                          DATE
       ---------                    -----                          ----


/s/ Joseph H. Gleberman    Chairman of the Board of Directors     March 18, 2004
________________________
Joseph H. Gleberman


/s/ Ira G. Boots            President, Chief Executive Officer
________________________    and Director (Principal Executive Officer)
Ira G. Boots                                                      March 18, 2004

/s/ James M.Kratochvil      Executive Vice President, Chief Financial Officer,
________________________    Treasurer and Secretary (Principal Financial
James M. Kratochvil         and Accounting Officer)
                                                                  March 18, 2004

/s/ Gregory J. Landis       Director
________________________
Gregory J. Landis                                                 March 18, 2004


/s/ Christopher C. Behrens  Director
________________________
Christopher C. Behrens                                            March 18, 2004


/s/ Patrick J. Dalton       Director
________________________
Patrick J. Dalton                                                 March 18, 2004


/s/ Douglas F. Londal       Director
________________________
Douglas F. Londal                                                 March 18, 2004


/s/ Mathew J. Lori          Director
________________________
Mathew J. Lori                                                    March 18, 2004

                                      S-1

                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 18th day of March, 2004.

                                           BERRY PLASTICS CORPORATION

                                           By ___/s/ Ira G. Boots________
                                            Ira G. Boots
                                            President and Chief Executive
                                            Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

       SIGNATURE                    TITLE                          DATE
       ---------                    -----                          ----

/s/ Joseph H. Gleberman     Chairman of the Board of Directors    March 18, 2004
________________________
Joseph H. Gleberman


/s/ Ira G. Boots            President, Chief Executive Officer
________________________    and Director (Principal Executive Officer)
Ira G. Boots                                                      March 18, 2004

/s/ James M.Kratochvil      Executive Vice President, Chief Financial Officer,
________________________    Treasurer and Secretary (Principal Financial
James M. Kratochvil         and Accounting Officer)
                                                                  March 18, 2004

/s/ Gregory J. Landis       President-Container Division and
_______________________     Director
Gregory J. Landis                                                 March 18, 2004


/s/ Christopher C. Behrens  Director
________________________
Christopher C. Behrens                                            March 18, 2004


/s/ Patrick J. Dalton       Director
________________________
Patrick J. Dalton                                                 March 18, 2004


/s/ Douglas F. Londal       Director
________________________
Douglas F. Londal                                                 March 18, 2004


/s/ Mathew J. Lori          Director
________________________
Mathew J. Lori                                                    March 18, 2004

                                      S-2

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

                                     INDEX

EXHIBIT
  NO.                             DESCRIPTION OF EXHIBIT
-------                           ----------------------

2.1 Agreement and Plan of Merger, dated as of May 25, 2002, among GS Berry Acquisition Corp., GS Capital Partners 2000, L.P., GS Capital Partners 2000 Offshore, L.P., GS Capital Partners 2000 GmbH & Co. Beteiligungs KG, Bridge Street Special Opportunities Fund 2000, L.P., GS Capital Partners 2000 Employee Fund, L.P., Stone Street Fund 2000, Holding, the Company, the Stockholders listed on Schedule 1 attached thereto, Atlantic Equity Partners International II, L.P., J.P. Morgan Partners (SBIC), LLC, BPC Equity, LLC and Ira G. Boots (filed as Exhibit 2.1 to the Current Report on Form 8-K filed on July 31, 2002 (the "Form 8-K") and incorporated herein by reference)

2.2 First Amendment dated as of July 17, 2002 among GS Berry Acquisition Corp., GS Capital Partners 2000, L.P., GS Capital Partners 2000 Offshore, L.P., GS Capital Partners 2000 GmbH & Co. Beteiligungs KG, Bridge Street Special Opportunities Fund 2000, L.P., GS Capital Partners 2000 Employee Fund, L.P., Stone Street Fund 2000, Holding, the Company, the Stockholders listed on Schedule 1 attached thereto, Atlantic Equity Partners International II, L.P., J.P. Morgan Partners (SBIC), LLC, BPC Equity, LLC and Ira G. Boots to the Agreement and Plan of Merger, dated as of May 25, 2002 (filed as Exhibit 2.2 to the Form 8-K and incorporated herein by reference)

2.3 Second Amendment dated as of July 22, 2002 among GS Berry Acquisition Corp., GS Capital Partners 2000, L.P., GS Capital Partners 2000 Offshore, L.P., GS Capital Partners 2000 GmbH & Co. Beteiligungs KG, Bridge Street Special Opportunities Fund 2000, L.P., GS Capital Partners 2000 Employee Fund, L.P., Stone Street Fund 2000, Holding, the Company, the Stockholders listed on Schedule 1 attached thereto, Atlantic Equity Partners International II, L.P., J.P. Morgan Partners (SBIC), LLC, BPC Equity, LLC and Ira G. Boots to the Agreement and Plan of Merger, dated as of May 25, 2002 (filed as Exhibit 2.3 to the Form 8-K and incorporated herein by reference)

2.4 The Agreement and Plan of Merger dated as of October 15, 2003, by and among the Company, Berry Plastics Acquisition Corporation IV, Landis, all the shareholders of Landis, the Real Estate Sellers (as defined therein) and Gregory J. Landis, as the Shareholder Representative (as defined therein) (filed as Exhibit 2.1 to the Current Report on Form 8-K filed on December 5, 2003 (the "Landis Form 8-K") and incorporated herein by reference)

3.1Certificate of Incorporation of the Company (filed as Exhibit 3.3 to the Registration Statement on Form S-1 filed on February 24, 1994 (the "Form S-1") and incorporated herein by reference)

3.2Bylaws of the Company (filed as Exhibit 3.4 to the Form S-1 and incorporated herein by reference)

3.3Amended and Restated Certificate of Incorporation of BPC Holding Corporation
   ("Holding") (filed as Exhibit 4.1 to the Form S-8 filed on August 6, 2002 (the "Form S-8") and incorporated herein by reference)

3.4Amended and Restated Bylaws of Holding (filed as Exhibit 4.2 to the Form S-8 and incorporated herein by reference)

4.1The Indenture, dated as of July 22, 2002, among Holding, the Company, the other guarantors listed on the signature page thereof, and U.S. Bank Trust National Association, as trustee relating to the 10 3/4% Senior Subordinated Notes due 2012 (filed as Exhibit 4.1 to the Form-S-4 filed on August 16, 2002 "2002 Form S-4" and incorporated herein by reference)

4.2The  Registration  Rights  Agreement, dated November  20,  2003,  among  the
   Company, BPC Holding, the other guarantors listed on the signature page thereof, and J.P. Morgan Securities Inc., Goldman Sachs & Co., as Initial Purchasers relating to the 10 3/4% Senior Subordinated Notes due 2012 (filed as Exhibit 4.2 to the Form S-4 filed on January 9 2004 "2004 Form S-4" an incorporated herein by reference)

4.3Supplemental Indenture,  dated  as  of  August  6,  2002, among the Company,
   Holding, Berry Iowa Corporation, Packerware Corporation, Knight Plastics, Inc., Berry Sterling Corporation, Berry Plastic Design Corporation, Poly-Seal Corporation, Berry Plastics Acquisitions Corporation III, Venture Packaging, Inc., Venture Packaging Midwest, Inc., Berry Plastics Technical Services, Inc., CPI Holding Corporation, Aerocon, Inc., Pescor, Inc., Berry Tri-Plas Corporation and Cardinal Packaging, Inc., the new guarantors listed on the signature page thereof, and U.S. Bank Trust National Association, as trustee (filed as Exhibit 4.3 to the 2002 Form-S-4 and incorporated herein by reference)

4.4Second Supplemental  Indenture, dated as of  November 20, 2003, among Landis
   Plastics, Inc., the Company, BPC Holding Corporation, Berry Iowa Corporation, Packerware Corporation, Knight Plastics, Inc., Berry Sterling Corporation, Berry Plastic Design Corporation, Poly-Seal Corporation, Berry Plastics Acquisitions Corporation III, Venture Packaging, Inc., Venture Packaging Midwest, Inc., Berry Plastics Technical Services, Inc., CPI Holding Corporation, Aerocon, Inc., Pescor, Inc., Berry Tri-Plas Corporation, Cardinal Packaging, Inc., Berry Plastics Acquisition Corporation IV, Berry Plastics Acquisition Corporation V, Berry Plastics Acquisition Corporation VI, Berry Plastics Acquisition Corporation VII, Berry Plastics Acquisition Corporation VIII, Berry Plastics Acquisition Corporation IX, Berry Plastics Acquisition Corporation X, Berry Plastics Acquisition Corporation XI, Berry Plastics Acquisition Corporation XII, Berry Plastics Acquisition Corporation XIII, Berry Plastics Acquisition Corporation XIV, LLC, Berry Plastics Acquisition Corporation XV, LLC, and U.S. Bank Trust National Association, as trustee (filed as Exhibit 4.4 to the 2004 Form-S-4 and incorporated herein by reference)

10.1 Stockholders Agreement dated as of July 22, 2002, among Holding, GS Capital Partners 2000, L.P., GS Capital Partners Offshore, L.P., GS Capital Partners 2000 GmbH & Co. Beteiligungs KG, GS Capital Partners 2000 Employee Fund, L.P., Stone Street Fund 2000, L.P., Bridge Street Special Opportunities Fund 2000, L.P., Goldman Sachs Direct Investment Fund 2000, L.P., J.P. Morgan Partners (BHCA), L.P., J.P. Morgan Partners Global Investors, L.P., J.P. Morgan Partners Global Investors (Cayman), L.P., J.P. Morgan Partners Global Investors (Cayman) II, L.P. and J.P. Morgan Partners Global Investors A, L.P. (filed as Exhibit 10.1 to the 2002 Form-S-4 and incorporated herein by reference)

10.2 Stockholders Agreement dated as of July 22, 2002, among Holding, and those stockholders listed on Schedule A attached thereto (filed as Exhibit 4.6 to the Form S-8 and incorporated herein by reference)

10.3 Amended and Restated Credit and Guaranty Agreement, dated as of November 10, 2003, by and among the Company, Holding, certain subsidiaries of the Company, the lenders named therein (the "Lenders"), Goldman Sachs Credit Partners L.P., as Administrative Agent (the "Administrative Agent"), JPMorgan Chase Bank, as Syndication Agent (the "Syndication Agent"), Fleet National Bank, as Collateral Agent, Issuing Bank and Swing Line Lender (the "Collateral Agent") and The Royal Bank of Scotland and General Electric Capital Corporation, as Co-Documentation Agents (the "Co-Documentation Agents") (filed as Exhibit 10.3 to the 2004 Form-S-4 and incorporated herein by reference)

10.4 Counterpart Agreement dated as of November 20, 2003, by and among the Company, Holding, certain subsidiaries of the Company (including Landis), the Lenders, the Administrative Agent, the Syndication Agent, the Collateral Agent and the Co-Documentation Agents (filed as Exhibit 10.4 to the 2004 Form-S-4 and incorporated herein by reference)

10.5 Pledge Supplement, dated as of November 20, 2003, among the Company, the other Grantors named therein, and Fleet National Bank, as the Collateral Agent. (filed as Exhibit 10.5 to the 2004 Form-S-4 and incorporated herein by reference)

10.6 Employment Agreement dated December 24, 1990, as amended, between the Company and R. Brent Beeler ("Beeler") (filed as Exhibit 10.10 to the Form S-1 and incorporated herein by reference)

10.7 Amendment to Beeler Employment Agreement dated November 30, 1995 (filed as
     Exhibit 10.8 to the Annual report on Form 10-K filed on March 28, 1996 (the "1995 Form 10-K") and incorporated herein by reference)

10.8 Amendment to Beeler Employment  Agreement  dated  June  30, 1996 (filed as
     Exhibit 10.7 to the Registration Statement on Form S-4 filed on July 17, 1996 (the "1996 Form S-4") and incorporated herein by reference)

10.9 Amendment to Beeler Employment Agreement dated as of June 30, 2001 (filed as Exhibit 10.19 to the 2002 Form S-4 and incorporated herein by reference)

10.10Employment Agreement dated December 24, 1990 as amended, between the Company and James M. Kratochvil ("Kratochvil") (filed as Exhibit 10.12 to the Form S-1 and incorporated herein by reference)

10.11Amendment  to  Kratochvil  Employment  Agreement dated November  30,  1995
     (filed as Exhibit 10.12 to the 1995 Form 10-K and incorporated herein by reference)

10.12Amendment to Kratochvil Employment Agreement dated June 30, 1996 (filed as
     Exhibit 10.13 to the 1996 Form S-4 and incorporated herein by reference)

10.13Amendment to Kratochvil Employment Agreement dated June 30, 2001 (filed as
     Exhibit 10.21 to the 2002 Form S-4 and incorporated herein by reference)

10.14Employment Agreement dated as of January 1, 1993, between the Company and Ira G. Boots ("Boots") (filed as Exhibit 10.13 to the Form S-1 and incorporated herein by reference)

10.15Amendment to Boots Employment Agreement  dated November 30, 1995 (filed as
     Exhibit 10.14 to the 1995 Form 10-K and incorporated herein by reference)

10.16Amendment to Boots Employment Agreement dated  June  30,  1996  (filed  as
     Exhibit 10.16 to the 1996 Form S-4 and incorporated herein by reference)

10.17Amendment  to  Boots  Employment  Agreement  dated June 30, 2001 (filed as
     Exhibit 10.20 to the 2002 Form S-4 and incorporated herein by reference)

10.18Financing Agreement dated as of April 1, 1991, between the City of Henderson, Nevada Public Improvement Trust and the Company (including exhibits) (filed as Exhibit 10.17 to the Form S-1 and incorporated herein by reference)

10.19Employment Agreement dated as of August 14, 2000, between the Company and William J. Herdrich (filed as Exhibit 10.15 to the 2002 Form-S-4 and incorporated herein by reference)

10.20Holding 2002 Stock Option Plan dated August 5, 2002 (filed as Exhibit 4.7 to the Form S-8 and incorporated herein by reference)

10.21Holding Key Employee Equity Investment Program dated August 5, 2002 (filed as Exhibit 4.6 to the Form S-8 and incorporated herein by reference)

12.1*  Ratio of earnings to fixed charges

21.1*  List of subsidiaries

31.1*  Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer

31.2*  Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer

32.1*  Section 1350 Certification of the Chief Executive Officer

32.2*  Section 1350 Certification of the Chief Financial Officer


*  Filed herewith.