Form 10-Q
period 2004-03-27
BPC HOLDING CORP; BERRY PLASTICS CORP
filed 2004-05-10
CIK 919465, 919463

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 27, 2004
                                     or
[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

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

As of April 30, 2004, there were outstanding 3,377,172 shares of the Common Stock, $.01 par value, of BPC Holding Corporation. As of April 30, 2004, there were outstanding 100 shares of the Common Stock, $.01 par value, of Berry Plastics Corporation.

         CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

  This Form 10-Q includes "forward-looking statements," within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), with respect to our financial condition, results of operations and business and our expectations or beliefs concerning future events. Such statements include, in particular, statements about our plans, strategies and prospects under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations". You can identify certain forward-looking statements by our use of forward-looking terminology such as, but not limited to, "believes," "expects," "anticipates," "estimates," "intends," "plans," "targets," "likely," "will," "would," "could" and similar expressions that identify forward-looking statements. All forward-looking statements involve risks and uncertainties. Many risks and uncertainties are inherent in our industry and markets. Others are more specific to our operations. The occurrence of the events described and the achievement of the expected results depend on many events, some or all of which are not predictable or within our control. Actual results may differ materially from the forward-looking statements contained in this Form 10-Q. Factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include:

1. changes in prices and availability of resin and other raw materials and our ability to pass on changes in raw material prices;
2.     catastrophic loss of our key manufacturing facility;
3. risks related to our acquisition strategy and integration of acquired businesses;
4.     risks associated with our substantial indebtedness and debt service;
5.     performance of our business and future operating results;
6.     risks of competition in our existing and future markets;
7. general business and economic conditions, particularly an economic downturn;
8. increases in the cost of compliance with laws and regulations, including environmental laws and regulations; and
9. the factors discussed in our Form 10-K for the fiscal year ended December 27, 2003 IN THE SECTION TITLED "RISK FACTORS."

       READERS SHOULD CAREFULLY REVIEW THE FACTORS DISCUSSED IN OUR FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 27, 2003 IN THE SECTION TITLED "RISK FACTORS" AND OTHER RISK FACTORS IDENTIFIED FROM TIME TO TIME IN OUR PERIODIC FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION AND SHOULD NOT PLACE UNDUE RELIANCE ON OUR FORWARD-LOOKING STATEMENTS. WE UNDERTAKE NO OBLIGATION TO UPDATE ANY FORWARD-LOOKING STATEMENTS TO REFLECT CHANGES IN UNDERLYING ASSUMPTIONS OR FACTORS, NEW INFORMATION, FUTURE EVENTS OR OTHER CHANGES.

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

                          BPC HOLDING CORPORATION
                         BERRY PLASTICS CORPORATION


                              FORM 10-Q INDEX

                 FOR QUARTERLY PERIOD ENDED MARCH 27, 2004




                                                          PAGE NO.
                                                          --------
Part I. Financial Information

      Item 1. Financial Statements:
            Consolidated Balance Sheets                        4
            Consolidated Statements of Operations              6
            Consolidated Statements of Changes in
            Stockholders' Equity                               7
            Consolidated Statements of Cash Flows              8
            Notes to Consolidated Financial Statements         9

      Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations     19

      Item 3. Quantitative and Qualitative Disclosures
            about Market Risk                                 26
      Item 4. Controls and Procedures                         26

PART II. OTHER INFORMATION

      Item 6. Exhibits and Reports on Form 8-K                27

SIGNATURE                                                     28

PART 1.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                          BPC HOLDING CORPORATION
                        CONSOLIDATED BALANCE SHEETS
          (In Thousands of Dollars, except per share information)

                                                      MARCH 27,    DECEMBER 27,
                                                        2004          2003
                                                      -----------  -----------
                                                      (UNAUDITED)
    Assets
    Current assets:
    Cash and cash equivalents                         $   15,460   $  26,192
    Accounts receivable (less allowance for doubtful
    accounts  of $3,002 at March 27, 2004 and $2,717
    at December 27, 2003)                                 97,231      76,152
    Inventories:
    Finished goods                                        60,948      61,556
    Raw materials and supplies                            19,797      19,988
                                                        --------    --------
                                                          80,745      81,544
    Prepaid expenses and other current assets             13,480      19,192
                                                        --------    --------
    Total current assets                                 206,916     203,080
    Property and equipment:
    Land                                                   7,943       7,935
    Buildings and improvements                            58,237      58,135
    Machinery, equipment and tooling                     252,154     249,291
    Construction in progress                              34,703      24,433
                                                        --------    --------
                                                         353,037     339,794
    Less accumulated depreciation                         69,633      56,817
                                                        --------    --------
                                                         283,404     282,977
    Intangible assets:
    Deferred financing fees, net                          21,565      22,283
    Customer relationships, net                           89,116      90,540
    Goodwill                                             371,454     376,769
    Trademarks                                            33,448      33,448
    Other intangibles, net                                 6,520       6,656
                                                        --------    --------
                                                         522,103     529,696

    Other                                                     51          53
                                                        --------    --------
    Total assets                                      $1,012,474  $1,015,806
                                                        ========    ========

                          BPC HOLDING CORPORATION
                  CONSOLIDATED BALANCE SHEETS (CONTINUED)
          (In Thousands of Dollars, except per share information)

                                                      MARCH 27,    DECEMBER 27,
                                                        2004          2003
                                                     -----------    -----------
                                                     (UNAUDITED)
    LIABILITIES AND STOCKHOLDERS' EQUITY
    Current liabilities:
    Accounts payable                                  $  48,067    $  43,175
    Accrued expenses and other current liabilities       17,149       21,335
    Accrued interest                                      9,298       18,132
    Employee compensation and payroll taxes              24,891       23,528
    Current portion of long-term debt                    10,418        9,339
                                                        --------    --------
    Total current liabilities                           109,823      115,509

    Long-term debt, less current portion                739,950      742,266
    Deferred income taxes                                   712          720
    Other long-term liabilities                           4,288        4,720
                                                        --------    --------
    Total liabilities                                   854,773      863,215
    Stockholders' equity:
    Preferred  Stock;  $.01  par  value:  500,000
    shares   authorized;   0   shares   issued   and
    outstanding  at  March 27, 2004 and December 27,
    2003                                                      -            -
    Common  Stock;  $.01  par  value:   5,000,000
    shares  authorized; 3,398,807 shares issued  and
    3,377,172  shares  outstanding at March 27, 2004
    and 3,397,637 shares issued and 3,377,923 shares
    outstanding at December 27, 2003                         34           34
    Additional paid-in capital                          344,404      344,363
    Adjustment of the carryover basis of
    continuing stockholders                            (196,603)    (196,603)
    Notes receivable - common stock                     (14,291)     (14,157)
    Treasury stock:   21,635  shares  and  19,714
    shares  of  common  stock  at March 27, 2004 and
    December 27, 2003, respectively                      (2,164)      (1,972)
    Retained earnings                                    21,049       16,227
    Accumulated other comprehensive income                5,272        4,699
                                                        --------    --------
    Total stockholders' equity                          157,701      152,591
                                                        --------    --------
    Total liabilities and stockholders' equity      $ 1,012,474  $ 1,015,806
                                                        ========    ========


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                          BPC HOLDING CORPORATION
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                         (In Thousands of Dollars)

                                                THIRTEEN WEEKS ENDED
                                           ----------------------------
                                              MARCH 27,      MARCH 29,
                                                2004            2003
                                           ----------------------------
                                             (Unaudited)    (Unaudited)
Net sales                                    $ 191,726       $ 125,398
Cost of goods sold                             148,615          94,321
                                             ---------       ---------
Gross profit                                    43,111          31,077
Operating Expenses:
       Selling                                   6,611           6,202
       General and administrative                9,230           6,031
       Research and development                    887             764
       Amortization of intangibles               1,735             615
       Other expenses                            2,505             324
                                             ---------       ---------
Operating income                                22,143          17,141
Other income:
Gain on disposal of property and equipment          (4)              -
                                             ---------       ---------
Income before interest and taxes                22,147          17,141
Interest:
       Expense                                 (13,500)        (11,730)
       Income                                      206             212
                                             ---------       ---------
Income before income taxes                       8,853           5,623

Income taxes                                     4,031           2,544
                                             ---------       ---------
Net income                                    $  4,822        $  3,079
                                             =========       =========


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.



                                                                BPC HOLDING CORPORATION
                                              CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                                                     (Unaudited)
                                                              (In Thousands of Dollars)

                                              ADJUSTMENT OF
                                              THE CARRYOVER  NOTES                      ACCUMULATED
                                    ADDITIONAL  BASIS OF    RECEIVABLE-                    OTHER
                             COMMON  PAID-IN   CONTINUING    COMMON   TREASURY RETAINED COMPREHENSIVE     COMPREHENSIVE
                             STOCK   CAPITAL   STOCKHOLDERS  STOCK     STOCK   EARNINGS    INCOME    TOTAL   INCOME
                             ------------------------------------------------------------------------------------------
Balance at December 27, 2003  $34   $344,363   $(196,603)  $(14,157)  $(1,972)  $16,227   $ 4,699  $152,591
                             -----  --------   ----------  ---------  --------  --------  -------- --------
Issuance  of common stock       -         41           -          -         -         -         -        41     $ -
Purchase of treasury stock      -          -           -         51      (192)        -         -      (141)      -
Interest on notes receivable    -          -           -       (185)        -         -         -      (185)      -
Translation gain                -          -           -          -         -         -       458       458     458
Other comprehensive gains       -          -           -          -         -         -       115       115     115
Net income                      -          -           -          -         -      4,822        -     4,822   4,822
                             -----  --------   ----------  ---------  --------  --------  -------- --------  ----------
Balance at March 27, 2004     $34   $344,404   $(196,603)  $(14,291)  $(2,164)  $ 21,049  $ 5,272  $157,701  $5,395
                             =====  ========   ==========  =========  ========  ========  ======== ========  ==========







SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                          BPC HOLDING CORPORATION
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (In Thousands of Dollars)

                                                       THIRTEEN WEEKS ENDED
                                                      ----------------------
                                                      MARCH 27,   MARCH 29,
                                                        2004        2003
                                                      ----------------------
                                                     (Unaudited) (Unaudited)
OPERATING ACTIVITIES
Net income                                            $   4,822   $  3,079
   Adjustments to reconcile net income to net cash
   provided by (used for) operating activities:
     Depreciation                                        13,130      9,535
     Non-cash interest expense                              450        407
     Amortization                                         1,735        615
     Deferred income taxes                                3,916      2,480
  Changes in operating assets and liabilities:
    Accounts receivable, net                            (21,238)   (12,700)
    Inventories                                             752        161
    Prepaid expenses and other receivables               (1,101)       747
    Other assets                                              2         (4)
    Accrued interest                                     (8,834)    (6,229)
    Payables and accrued expenses                         2,138      2,679
                                                      ----------------------
Net cash provided by (used for) operating activities     (4,228)       770

INVESTING ACTIVITIES
Additions to property and equipment                     (15,720)   (10,080)
Proceeds from disposal of property and equipment          3,414          -
Proceeds from working capital settlement on
   acquired business                                      6,687          -
Acquisitions of businesses                                  (69)    (4,858)
                                                      ----------------------
Net cash used for investing activities                   (5,688)   (14,938)

FINANCING ACTIVITIES
Proceeds from long-term borrowings                        1,148      4,911
Payments on long-term borrowings                         (2,142)    (2,182)
Purchase of treasury stock                                 (100)      (163)
Debt financing costs                                        (25)         -
                                                      ----------------------
Net cash provided by (used for) financing activities     (1,119)     2,566
Effect of exchange rate changes on cash                     303         14
                                                      ----------------------
Net decrease in cash and cash equivalents               (10,732)   (11,588)
Cash and cash equivalents at beginning of period         26,192     15,613
                                                      ----------------------
Cash and cash equivalents at end of period              $15,460    $ 4,025
                                                      ======================


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                          BPC Holding Corporation
                 Notes to Consolidated Financial Statements
            (In thousands of dollars, except as otherwise noted)
                                (Unaudited)

1. Basis of Presentation

THE ACCOMPANYING UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS OF BPC HOLDING CORPORATION (THE "COMPANY") HAVE BEEN PREPARED IN ACCORDANCE WITH ACCOUNTING PRINCIPLES GENERALLY ACCEPTED IN THE UNITED STATES ("GAAP") FOR INTERIM FINANCIAL INFORMATION AND WITH THE INSTRUCTIONS FOR FORM 10-Q AND ARTICLE 10 OF REGULATION S-X. ACCORDINGLY, THEY DO NOT INCLUDE ALL OF THE INFORMATION AND FOOTNOTES REQUIRED BY GAAP FOR COMPLETE FINANCIAL STATEMENTS. IN THE OPINION OF MANAGEMENT, ALL ADJUSTMENTS (CONSISTING OF NORMAL RECURRING ADJUSTMENTS) CONSIDERED NECESSARY FOR A FAIR PRESENTATION HAVE BEEN INCLUDED. OPERATING RESULTS FOR THE PERIODS PRESENTED ARE NOT NECESSARILY INDICATIVE OF THE RESULTS THAT MAY BE EXPECTED FOR THE FULL FISCAL YEAR. THE ACCOMPANYING FINANCIAL STATEMENTS INCLUDE THE RESULTS OF BPC HOLDING CORPORATION ("HOLDING") AND ITS WHOLLY-OWNED SUBSIDIARY, BERRY PLASTICS CORPORATION ("BERRY"), AND BERRY'S WHOLLY-OWNED SUBSIDIARIES: BERRY IOWA CORPORATION, BERRY TRI-PLAS CORPORATION, AEROCON, INC., PACKERWARE CORPORATION, BERRY PLASTICS DESIGN CORPORATION, VENTURE PACKAGING, INC. AND ITS SUBSIDIARIES VENTURE PACKAGING MIDWEST, INC. AND BERRY PLASTICS TECHNICAL SERVICES, INC., NIM HOLDINGS LIMITED AND ITS SUBSIDIARY BERRY PLASTICS U.K. LIMITED, KNIGHT PLASTICS, INC., CPI HOLDING CORPORATION AND ITS SUBSIDIARY CARDINAL PACKAGING, INC., POLY-SEAL CORPORATION, OCIESSE S.R.L. AND ITS SUBSIDIARY CAPSOL BERRY PLASTICS S.P.A, AND LANDIS PLASTICS, INC. FOR FURTHER INFORMATION, REFER TO THE CONSOLIDATED FINANCIAL STATEMENTS AND FOOTNOTES THERETO INCLUDED IN HOLDING'S AND BERRY'S FORM 10-K FILED WITH THE SECURITIES AND EXCHANGE COMMISSION FOR THE YEAR ENDED DECEMBER 27, 2003.

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

2.  RECENT ACQUISITIONS AND DISPOSAL

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

On May 30, 2003, Berry acquired the injection molded overcap lid assets from APM Inc. located in Benicia, California ("APM Acquisition") for aggregate consideration of approximately $0.6 million. The purchase price was allocated to fixed assets ($0.3 million), inventory ($0.1 million), customer relationships ($0.1 million), and goodwill ($0.1 million). The purchase was financed through cash provided by operations. The operations from the APM Acquisition are included in Berry's operations since the acquisition date using the purchase method of accounting.

On November 20, 2003, Berry acquired Landis Plastics, Inc. (the "Landis Acquisition") for aggregate consideration of approximately $229.7 million, including deferred financing costs. The Landis Acquisition was funded through (1) the issuance by Berry Plastics of $85.0 million aggregate principal amount of 10 3/4% senior subordinated notes due 2012 to various institutional buyers, which resulted in gross proceeds of $95.2 million, (2) aggregate net borrowings of $54.1 million under Berry's amended and restated senior secured credit facility from new term loans after giving effect to the refinancing of the prior term loan, (3) an aggregate common equity contribution of $62.0 million, and (4) cash on hand. Berry also agreed to acquire, for $32.0 million, four facilities that Landis leased from certain of its affiliates. Prior to the closing of the Landis Acquisition, the rights and obligations to purchase the four facilities owned by affiliates of Landis were assigned to an affiliate of W.P. Carey & Co., L.L.C., which affiliate subsequently entered into a lease with Berry for the four facilities. In accordance with EITF 95-3, the Company established opening balance sheet reserves related to plant shutdown, severance and unfavorable lease arrangement costs, which totaled $2.9 million at December 27, 2003. In the thirteen weeks ended March 27, 2004, these reserves were reduced by $0.8 million due to payments in the period and by $0.1 million as a reduction to goodwill as the costs were lower than the original estimates. The allocation of purchase price is preliminary and subject to change based on actual expenses and adjustments of estimated receivables and reserves.

The pro forma financial results presented below are unaudited and assume that the Landis Acquisition occurred at the beginning of the respective period. Pro forma results have not been adjusted to reflect the acquisitions of CCL or APM as they do not differ materially from the pro forma results presented below. The financials results for the thirteen weeks ended March 27, 2004 have not been adjusted as the acquired businesses were owned by Berry for the entire period. The information presented is for informational purposes only and is not necessarily indicative of the operating results that would have occurred had the Landis Acquisition been consummated at the above date, nor are they necessarily indicative of future operating results. Further, the information reflects only pro forma adjustments for additional interest expense and amortization, net of the applicable income tax effects.

                          THIRTEEN WEEKS ENDED
                         ----------------------
                          MARCH 27,   MARCH 29,
                            2004        2003
                         ----------  ----------
Pro forma net sales       $191,726    $177,840
Pro forma net income         4,822       2,631

Berry Plastics U.K. Limited, a foreign subsidiary of Berry, reached an agreement in March 2004 to sell the manufacturing equipment, inventory, and accounts receivable for its U.K. milk cap business to Portola Packaging U.K. Limited. The transaction closed in April 2004. The initial payment for the manufacturing equipment of $3.3 million was received in March 2004 with the remaining payment of $0.7 million for the inventory and accounts receivable paid at closing. The U.K. milk cap business represents less than $3.0 million of annual consolidated net sales.

4. LONG-TERM DEBT

Long-term debt consists of the following:

                                            MARCH 27,   DECEMBER 27,
                                              2004         2003
                                           -------------------------
Berry 10  3/4% Senior Subordinated Notes    $335,000        $335,000
Debt premium on 10  3/4 % Notes, net           9,759          10,053
Term loans                                   379,175         380,000
Revolving lines of credit                      1,565             342
Nevada Industrial Revenue Bonds                2,000           2,000
Capital leases                                22,869          24,210
                                           ------------  -----------
                                             750,368         751,605
Less current portion of long-term debt        10,418           9,339
                                           ------------  -----------
                                            $739,950        $742,266
                                           ============  ===========

The current portion of long-term debt consists of $3.7 million of quarterly installments on the term loans, $0.5 million in repayments of the industrial bonds, and $6.2 million of principal payments related to capital lease obligations.

In connection with the Merger in 2002, the Company entered into a credit and guaranty agreement and a related pledge security agreement with a syndicate of lenders led by Goldman Sachs Credit Partners L.P., as administrative agent (the "Credit Facility"). On November 10, 2003, in connection with the Landis Acquisition, the Credit Facility was amended and restated (the "Amended and Restated Credit Facility"). The Amended and Restated Credit Facility provides (i) a $330.0 million term loan, (ii) a $50.0 million delayed draw term loan facility, and (iii) a $100.0 million revolving credit facility. The maturity date of the term loan and delayed draw term loan is July 22, 2010, and the maturity date of the revolving credit facility is July 22, 2008. The indebtedness under the Amended and Restated Credit Facility is guaranteed by BPC Holding and all of its domestic subsidiaries. The obligations of the Company and the subsidiaries under the Amended and Restated Credit Facility and the guarantees thereof are secured by substantially all of the assets of such entities.

The Amended and Restated Credit Facility contains significant financial and operating covenants, including prohibitions on the ability to incur certain additional indebtedness or to pay dividends, and restrictions on the ability to make capital expenditures. The Amended and Restated Credit Facility also contains borrowing conditions and customary events of default, including nonpayment of principal or interest, violation of covenants, inaccuracy of representations and warranties, cross-defaults to other indebtedness, bankruptcy and other insolvency events (other than in the case of certain foreign subsidiaries). The Company was in compliance with all the financial and operating covenants at March 27, 2004. The term loans amortize quarterly in the aggregate as follows: $825,000 each quarter through June 30, 2004; 950,000 each quarter beginning September 30, 2004 and ending June 30, 2009; and $89,631,250 each quarter beginning September 30, 2009 and ending June 30, 2010.

Borrowings under the Amended and Restated Credit Facility bear interest, at the Company's option, at either (i) a base rate (equal to the greater of the prime rate and the federal funds rate plus 0.5%) plus the applicable margin (the "Base Rate Loans") or (ii) an adjusted eurodollar LIBOR (adjusted for reserves) plus the applicable margin (the "Eurodollar Rate Loans"). With respect to the term loan and the delayed draw term loan, the "applicable margin" is (i) with respect to Base Rate Loans, 1.50% per annum and (ii) with respect to Eurodollar Rate Loans, 2.50% per annum (3.63% at March 27,
2004). With respect to the revolving credit facility, the "applicable margin" is subject to a pricing grid which ranges from 2.75% per annum to 2.00% per annum, depending on the leverage ratio (2.75% based on results through March 27, 2004). The "applicable margin" with respect to Base
Rate Loans will always be 1.00% per annum less than the "applicable margin" for Eurodollar Rate Loans. In October 2002, Berry entered into an interest rate collar arrangement to protect $50.0 million of the outstanding variable rate term loan debt from future interest rate volatility. The collar floor is set at 1.97% LIBOR (London Interbank Offering Rate) and capped at 6.75% LIBOR. The agreement was effective January 15, 2003. At March 27, 2004, stockholders' equity has been reduced by $0.6 million to record the interest rate collar at fair market value. At March 27, 2004, the Company had unused borrowing capacity under the Amended and Restated Credit Facility's revolving line of credit of $92.0 million. Covenants under the Amended and Restated Credit Facility may limit the Company's ability to make such borrowings; however, as of March 27, 2004, the Company could have borrowed the maximum available of $92.0 million.

5. STOCK-BASED COMPENSATION

Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for
Stock-Based Compensation - Transition and Disclosure," established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As provided for under SFAS No. 123, no compensation expense has been recognized for the
Company's stock option plans. The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees."

For purposes of the pro forma disclosures, the estimated fair value of the stock options is amortized to employee compensation expense over the related vesting period. Because compensation expense is recognized over the vesting period, the initial impact on pro forma net income may not be representative of compensation expense in future years, when the effect of amortization of multiple awards would be reflected in the Consolidated Statement of Operations. The following is a reconciliation of reported net income to net income as if the Company used the fair value method of accounting for stock-based compensation.

                                            THIRTEEN WEEKS ENDED
                                           ----------------------
                                            MARCH 27,   MARCH 29,
                                              2004        2003
                                           ----------------------
Reported net income                           $ 4,822    $3,079
Stock-based  employee compensation
expense included in reported income,
net of tax                                          -         -
Total  stock-based  employee
compensation  expense  determined
under fair value based method,
for all awards, net of tax                       (506)     (518)
                                           ----------------------
Pro forma net income                          $ 4,316   $ 2,561
                                           ======================

6. COMPREHENSIVE INCOME

Comprehensive income is comprised of net income, other comprehensive income (losses), and gains or losses resulting from currency translations of foreign investments. Other comprehensive income (losses) includes unrealized gains or losses on derivative financial instruments and minimum pension liability adjustments. The details of comprehensive income are as follows:

                                            THIRTEEN WEEKS ENDED
                                           ----------------------
                                            MARCH 27,  MARCH 29,
                                              2004       2003
                                           ----------------------
Net income                                   $ 4,822     $3,079
Other comprehensive income (losses)              115        (88)
Currency translation income (losses)             458        (27)
                                           ----------------------
Comprehensive income                         $ 5,395    $ 2,964
                                           ======================

7. OPERATING SEGMENTS

The Company has four reportable segments: containers, closures, consumer products, and international. In 2004, the Company created the international segment as a separate operating and reporting segment to increase sales and improve service to international customers utilizing existing resources. The international segment includes the Company's foreign facilities and business from domestic facilities that is shipped or billed to foreign locations. 2003 results for the foreign facilities have been reclassified to the international segment; however, business from domestic facilities that were shipped or billed to foreign locations cannot be separately identified for 2003. Accordingly, the amounts disclosed under the new reporting structure are not comparable between 2004 and 2003. As a result, the tables below include the results under the new and previous structure. The Company evaluates performance and allocates resources to segments based on operating income before depreciation and amortization of intangibles adjusted to exclude (1) uncompleted acquisition expense, (2) acquisition integration expense, and (3) plant shutdown expense
(collectively, "Adjusted  EBITDA").   The accounting policies of the
reportable segments are the same as those described in the summary of significant accounting policies in the Company's Form 10-K filed with the Securities and Exchange Commission for the year ended December 27, 2003.

NEW REPORTING STRUCTURE                                 Thirteen Weeks Ended
                                                        ---------------------
                                                         MARCH 27,   MARCH 29,
                                                           2004        2003
                                                        ---------------------
Net sales:
  Containers                                             $ 119,255  $ 61,561
  Closures                                                  30,489    29,591
  Consumer Products                                         31,901    28,734
  International                                             10,081     5,512
                                                        ---------------------
    Total net sales                                        191,726   125,398
Adjusted EBITDA:
  Containers                                                25,750    15,694
  Closures                                                   6,816     6,956
  Consumer Products                                          6,339     4,318
  International                                                608       647
                                                        ---------------------
    Total Adjusted EBITDA                                   39,513    27,615
Total assets:
  Containers                                               588,919   349,790
  Closures                                                 181,703   195,794
  Consumer Products                                        179,664   178,962
  International                                             62,188    38,334
                                                        ---------------------
    Total assets                                         1,012,474   762,880
 Reconciliation of Adjusted EBITDA to income
 before income taxes:
  Adjusted EBITDA for reportable segments                 $ 39,513  $ 27,615
  Net interest expense                                     (13,294)  (11,518)
  Depreciation                                             (13,130)   (9,535)
  Amortization                                              (1,735)     (615)
  Gain on disposal of property and equipment                     4         -
  Uncompleted acquisition expense                                -         -
  Acquisition integration expense                             (166)       (2)
  Plant shutdown expense                                    (2,339)     (322)
                                                        ---------------------
  Income before income taxes                               $ 8,853   $ 5,623
                                                        =====================

PREVIOUS REPORTING STRUCTURE                         Thirteen Weeks Ended
                                                    -----------------------
                                                      MARCH 27,   MARCH 29,
                                                         2004       2003
                                                    -----------------------
Net sales:
  Containers                                         $ 121,767    $ 61,561
  Closures                                              37,656      35,103
  Consumer Products                                     32,303      28,734
                                                    -----------------------
    Total net sales                                    191,726     125,398
Adjusted EBITDA:
  Containers                                            26,074      15,694
  Closures                                               7,113       7,603
  Consumer Products                                      6,326       4,318
                                                    -----------------------
    Total Adjusted EBITDA                               39,513      27,615
Total assets:
  Containers                                           601,175     349,790
  Closures                                             230,311     234,128
  Consumer Products                                    180,988     178,962
                                                    -----------------------
    Total assets                                     1,012,474     762,880
 Reconciliation  of  Adjusted  EBITDA  to  income
 before income taxes:
  Adjusted EBITDA for reportable segments             $ 39,513    $ 27,615
  Net interest expense                                 (13,294)    (11,518)
  Depreciation                                         (13,130)     (9,535)
  Amortization                                          (1,735)       (615)
  Gain on disposal of property and equipment                 4           -
  Uncompleted acquisition expense                            -           -
  Acquisition integration expense                         (166)         (2)
  Plant shutdown expense                                (2,339)       (322)
                                                    -----------------------
  Income before income taxes                          $  8,853    $  5,623
                                                    =======================


8. CONDENSED CONSOLIDATING FINANCIAL INFORMATION

Holding conducts its business through its wholly owned subsidiary, Berry. Holding and all of Berry's domestic subsidiaries fully, jointly, severally, and unconditionally guarantee on a senior subordinated basis the $335.0 million aggregate principal amount of 10 3/4 % Berry Plastics Corporation Senior Subordinated Notes due 2012. Berry is 100% owned by Holding. Each of Berry's subsidiaries is 100% owned, directly or indirectly, by Berry. Separate narrative information or financial statements of guarantor subsidiaries have not been included asmanagement believes they would not be material to investors. Presented below is condensed consolidating financial information for Holding, Berry, and its subsidiaries at March 27, 2004 and December 27, 2003 and for the thirteen week periods ended March 27, 2004 and March 29, 2003. The equity method has been used with respect to investments in subsidiaries.

                                                     MARCH 27, 2004
              ----------------------------------------------------------------------------------------
               BPC Holding   Berry Plastics   Combined     Combined
               Corporation    Corporation    Guarantor    Non-guarantor  Consolidating
                (PARENT)        (ISSUER)    SUBSIDIARIES  SUBSIDIARIES   ADJUSTMENTS     CONSOLIDATED
                --------        --------    ------------  ------------   -----------     ------------
CONSOLIDATING
BALANCE SHEET
Current assets     $ -          $ 65,255      $ 126,530      $ 15,131       $ -            $ 206,916
Net    property
and equipment        -            77,221        188,966        17,217         -              283,404
Other noncurrent
assets           157,701         773,415        368,790        10,700     (788,452)          522,154
                 -------         -------        -------        ------     ---------          -------
Total assets   $ 157,701       $ 915,891      $ 684,286      $ 43,048    $(788,452)      $ 1,012,474
                 =======         =======        =======        ======     =========         =========
Current
liabilities        $ -          $ 57,518       $ 45,252       $ 7,053       $ -            $ 109,823
Noncurrent
liabilities          -           788,122        696,487        28,128     (767,787)          744,950
Equity
(deficit)       157,701           70,251        (57,453)        7,867      (20,665)          157,701
                -------           ------        --------        -----      --------          -------
Total
liabilities
and equity
(deficit)     $ 157,701        $ 915,891       $ 684,286      $ 43,408   $ (788,452)     $ 1,012,474
              =========        =========       =========      ========   ===========     ===========


                                                       DECEMBER 27, 2003
               ----------------------------------------------------------------------------------------
               BPC Holding   Berry Plastics   Combined     Combined
               Corporation    Corporation    Guarantor    Non-guarantor  Consolidating
                (PARENT)        (ISSUER)    SUBSIDIARIES  SUBSIDIARIES   ADJUSTMENTS     CONSOLIDATED
                --------        --------    ------------  ------------   -----------     ------------
CONSOLIDATING
BALANCE SHEET
Current assets     $ -          $67,631      $ 121,605     $ 13,844        $     -        $ 203,080
Net    property
and equipment        -           70,873        191,960       20,144              -          282,977
Other
noncurrent
assets         152,591          855,627        370,199       12,075       (860,743)         529,749
               -------          -------        -------       ------       ---------         -------
Total assets  $152,591         $994,131       $683,764      $46,063      $(860,743)      $1,015,806
              ========         ========       ========      =======      ==========      ==========
Current
liabilities    $    -          $ 53,245       $ 53,408      $ 8,856        $ -            $ 115,509
Noncurrent
liabilities         -           788,295        674,851       28,790       (744,230)         747,706
Equity
(deficit)      152,591          152,591        (44,495)       8,417       (116,513)         152,591
               -------          -------        --------       -----       ---------         -------
Total
liabilities
and equity
(deficit)    $ 152,591       $ $994,131      $ 683,764     $ 46,063      $(860,743)      $1,015,806
             =========       ==========      =========     ========      ==========      ==========

                                               THIRTEEN WEEKS ENDED MARCH 27, 2004
                 --------------------------------------------------------------------------------------------
                 BPC Holding   Berry Plastics   Combined     Combined
                 Corporation    Corporation    Guarantor    Non-guarantor  Consolidating
                  (PARENT)        (ISSUER)    SUBSIDIARIES  SUBSIDIARIES   ADJUSTMENTS     CONSOLIDATED
                  --------        --------    ------------  ------------   -----------     ------------
CONSOLIDATING STATEMENT OF OPERATIONS
Net sales           $ -          $ 51,135       $ 134,222     $ 6,369          $ -          $ 191,726
Cost of goods sold    -            35,345         106,997       6,273            -            148,615
                  --------        --------       ---------     -------     -----------      -----------
Gross profit          -            15,790          27,225          96            -             43,111

Operating expenses    -             6,726          13,371         871            -             20,968
                  --------        --------       ---------     -------     -----------      -----------
Operating income
 (loss)               -             9,064          13,854        (775)           -             22,143
Other income          -                 -               -          (4)           -                 (4)

Interest expense
 (income), net     (185)           (3,340)         16,650         169            -             13,294

Income taxes         14             3,940              12          65            -              4,031

Equity in net
(income)loss from
subsidiary       (4,651)            3,813           1,005           -         (167)                 -
                ---------         --------       ---------     --------    ------------     -----------
Net income
 (loss)         $ 4,822           $ 4,651        $ (3,813)   $ (1,005)       $ 167            $ 4,822
                =========         ========       =========     ========    ============     ===========

CONSOLIDATING STATEMENT OF CASH FLOWS
Net income
(loss)          $ 4,822           $ 4,651        $ (3,813)   $ (1,005)       $ 167            $ 4,822
Non-cash
expenses              -             7,814          10,470         947            -             19,231

Equity in net
(income)loss from
subsidiary       (4,651)            3,813           1,005           -         (167)                -

Changes in
working capital    (186)           (3,635)        (21,311)     (3,149)           -            (28,281)
               ----------         --------       --------      -------      -------         ---------
Net cash provided by
(used for)operating
activities          (15)           12,643         (13,649)     (3,207)           -             (4,228)

Net cash provided by
(used for)investing
activities            -            (9,506)            610       3,208            -             (5,688)

Net cash provided by
(used for)financing
activities           15           (12,255)         11,504        (383)           -             (1,119)

Effect of
exchange rate
changes on cash       -                  -              -         303            -                303
                -------          ----------      ---------     --------     ------          ---------
Net decrease
in cash and
cash equivalents      -            (9,118)         (1,535)        (79)           -            (10,732)
Cash and cash equivalents
at beginning
of period             -            24,290           1,666         236            -             26,192
               --------          ----------      ---------     --------    -------          ---------
Cash and cash equivalents
at end
of period           $ -          $ 15,172           $ 131       $ 157          $ -           $ 15,460
               ========          ==========      ==========    ========    =======          =========


                                             THIRTEEN WEEKS ENDED MARCH 29, 2003
               --------------------------------------------------------------------------------------------
               BPC Holding   Berry Plastics   Combined     Combined
               Corporation    Corporation    Guarantor    Non-guarantor  Consolidating
                (PARENT)        (ISSUER)    SUBSIDIARIES  SUBSIDIARIES   ADJUSTMENTS     CONSOLIDATED
                --------        --------    ------------  ------------   -----------     ------------
Consolidating Statement of Operations
Net sales         $ -          $ 46,405       $ 73,479       $ 5,514         $ -          $ 125,398
Cost of
goods sold          -            31,611         57,586         5,124           -             94,321
                 -------      ----------     -----------     --------       -------       ----------
Gross
profit              -            14,794         15,893           390           -             31,077
Operating
expenses            -             5,770          7,601           565           -             13,936
                 -------      ----------     -----------     --------       -------       ----------

Operating
income (loss)       -             9,024          8,292          (175)          -             17,141
Interest expense
(income), net    (201)              183         11,189           347           -             11,518
Income taxes
 (benefit)          7             2,491             (1)           47           -              2,544
Equity in net
(income)loss from
subsidiary     (2,885)            3,465            569             -        (1,149)              -
               ---------       ----------     -----------     --------     ---------       ----------
Net income
(loss)        $ 3,079           $ 2,885       $ (3,465)       $ (569)      $ 1,149          $ 3,079
               =========       ==========     ===========     =========    ==========      ==========

CONSOLIDATING STATEMENT OF CASH FLOWS
Net income
(loss)         $ 3,079          $ 2,885       $ (3,465)       $ (569)      $ 1,149          $ 3,079
Non-cash
expenses          (194)           6,063          6,394           774             -           13,037
Equity in
net(income)
loss from
subsidiary      (2,885)           3,465            569             -        (1,149)               -
Changes in
working capital      -           (7,872)        (6,877)         (597)            -          (15,346)
                ----------       ---------     ---------       -------     --------       ----------
Net cash provided by
(used for)operating
activities           -            4,541         (3,379)          (392)           -              770
Net cash used for
investing
activities           -           (9,825)        (4,514)          (599)           -          (14,938)
Net cash provided by
(used for)financing
activities           -           (6,429)         7,750          1,245            -            2,566
Effect of
exchange rate
changes on cash      -                -              -             14            -               14
                ----------       ---------     ---------       -------     --------       ----------
Net  increase
(decrease) in
cash and
cash equivalents     -          (11,713)          (143)           268            -          (11,588)
Cash and cash
equivalents at
beginning
of period            1           15,156            264            192            -           15,613
                ----------       ---------     ---------       -------     --------       ----------
Cash and cash
equivalents at
end of period      $ 1          $ 3,443          $ 121          $ 460         $  -          $ 4,025
                ==========      =========      =========      ========    =========       ==========

Item 2.
      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                           RESULTS OF OPERATIONS

Unless the context requires otherwise, references in this Management's Discussion and Analysis of Financial Condition and Results of Operations to "BPC Holding" or "Holding" refer to BPC Holding Corporation, references to "we," "our" or "us" refer to BPC Holding Corporation together with its consolidated subsidiaries, and references to "Berry Plastics" or the "Company" refer to Berry Plastics Corporation, a wholly owned subsidiary of BPC Holding Corporation. You should read the following discussion in conjunction with the consolidated financial statements of Holding and its subsidiaries and the accompanying notes thereto, which information is included elsewhere herein. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in our Form 10-K for the fiscal year ended December 27, 2003 (the "2003 10-K") in the section titled "Risk Factors" and other risk factors identified from time to time in our periodic filings with the Securities and Exchange Commission. Our actual results may differ materially from those contained in any forward-looking statements. You should read the explanation of the qualifications and limitations on these forward-looking statements on page 2 of this report.

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

CRITICAL ACCOUNTING POLICIES

We disclose those accounting policies that we consider to be significant in determining the amounts to be utilized for communicating our consolidated financial position, results of operations and cash flows in the second note to our consolidated financial statements in our 2003 10-K. Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with these principles requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results are likely to differ from these estimates, but management does not believe such differences will materially affect our financial position or results of operations. We believe that the following accounting policies are the most critical because they have the greatest impact on the presentation of our financial condition and results of operations.

ACCOUNTS RECEIVABLE. We evaluate our allowance for doubtful accounts on a quarterly basis and review any significant customers with delinquent balances to determine future collectibility. We base our determinations on legal issues (such as bankruptcy status), past history, current financial and credit agency reports, and the experience of our credit representatives. We reserve accounts that we deem to be uncollectible in the quarter in which we make the determination. We maintain additional reserves based on our historical bad debt experience. We believe, based on past history and our credit policies, that the net accounts receivable are of good quality. A ten percent increase or decrease in our bad debt experience would not have a material impact on the results of operations of the Company. Our allowance for doubtful accounts was $3.0 million as of March 27, 2004.

MEDICAL INSURANCE. We offer our employees medical insurance that is primarily self-insured by us. As a result, we accrue a liability for known claims as well as the estimated amount of expected claims incurred but not reported. We evaluate our medical claims liability on a quarterly basis and obtain an independent actuarial analysis on an annual basis. We accrue as a liability expected claims incurred but not reported and any known claims. Based on our analysis, we believe that our recorded medical claims liability is sufficient. A ten percent increase or decrease in our medical claims experience would not have a material impact on the results of operations of the Company. Our accrued liability for medical claims was $2.8 million, including reserves for expected medical claims incurred but not reported, as of March 27, 2004.

WORKERS' COMPENSATION INSURANCE. Starting in fiscal 2000, we converted the majority of our facilities to a large deductible program for workers' compensation insurance. On a quarterly basis, we evaluate our liability based on third-party adjusters' independent analyses by claim. Based on our analysis, we believe that our recorded workers' compensation liability is sufficient. A ten percent increase or decrease in our workers' compensations claims experience would not have a material impact on the results of operations of the Company. Our accrued liability for workers' compensation claims was $3.2 million as of March 27, 2004.

REVENUE RECOGNITION.   Revenue  from  sales of products is recognized at the
time product is shipped to the customer at which time title and risk of ownership transfer to the purchaser.

IMPAIRMENTS OF LONG-LIVED ASSETS. In accordance with the methodology described in FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," we review long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. Impairment losses are recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. No impairments were recorded in the financial statements included in this Form 10-Q.

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

On February 25, 2003, Berry acquired the 400 series continuous threaded injection molded closure assets from CCL Plastic Packaging located in Los Angeles, California ("CCL Acquisition"). On May 30, 2003, Berry acquired the injection molded overcap lid assets from APM Inc. located in Benicia, California ("APM Acquisition"). On November 20, 2003, Berry acquired Landis Plastics, Inc. (the "Landis Acquisition"), a manufacturer and marketer of open-top containers.

RESULTS OF OPERATIONS

13 WEEKS ENDED MARCH 27, 2004 (THE "QUARTER")
COMPARED TO 13 WEEKS ENDED MARCH 29, 2003 (THE "PRIOR QUARTER")

NET SALES. Net sales increased $66.3 million, or 53%, to $191.7 million for the Quarter from $125.4 million for the Prior Quarter with an approximate 5% inCREASE IN NET SELLING PRICE DUE TO HIGHER RESIN COSTS PASSED THROUGH TO OUR CUSTOMERS. CONTAINER NET SALES INCREASED $57.7 MILLION FROM THE PRIOR QUARTER TO $119.3 MILLION FOR THE QUARTER, WITH THE LANDIS FACILITIES AND APM ACQUISITION PROVIDING NET SALES OF $54.8 MILLION AND $0.3 MILLION FOR THE QUARTER, RESPECTIVELY. DUE TO THE MOVEMENT OF BUSINESS BETWEEN THE ACQUIRED LANDIS FACILITIES AND OUR PRE-EXISTING FACILITIES, THE AMOUNT OF SALES RELATED TO THE LANDIS ACQUISITION CANNOT BE DETERMINED. THE INCREASE IN CONTAINER NET SALES IS PRIMARILY A RESULT OF THE LANDIS ACQUISITION, INCREASED SELLING PRICES AND BASE BUSINESS GROWTH IN SEVERAL OF THE DIVISION'S PRODUCT LINES. CLOSURE NET SALES INCREASED $0.9 MILLION FROM THE PRIOR QUARTER TO $30.5 MILLION WITH THE CCL ACQUISITION PROVIDING NET SALES OF $1.2 MILLION IN THE QUARTER OVER THE PRIOR QUARTER PARTIALLY OFFSET BY $0.8 MILLION OF NET SALES RECLASSIFIED TO THE INTERNATIONAL DIVISION AS DESCRIBED BELOW. CONSUMER PRODUCTS NET SALES FOR THE QUARTER WERE $31.9 MILLION COMPARED TO $28.7 MILLION IN THE PRIOR QUARTER. THIS $3.2 MILLION

INCREASE CAN BE PRIMARILY ATTRIBUTED TO INCREASED SALES FROM THERMOFORMED DRINK CUPS AND HOUSEWARES PARTIALLY OFFSET BY REDUCED VOLUME FROM INJECTION DRINK CUPS. IN 2004, WE CREATED OUR INTERNATIONAL DIVISION AS A SEPARATE OPERATING AND REPORTING DIVISION TO INCREASE SALES AND IMPROVE
SERVICE  TO INTERNATIONAL CUSTOMERS UTILIZING EXISTING  RESOURCES.   THE
INTERNATIONAL SEGMENT INCLUDES THE COMPANY'S FOREIGN FACILITIES AND BUSINESS FROM DOMESTIC FACILITIES THAT IS SHIPPED OR BILLED TO FOREIGN LOCATIONS. 2003 RESULTS FOR THE FOREIGN FACILITIES HAVE BEEN
RECLASSIFIED TO THE INTERNATIONAL SEGMENT; HOWEVER, BUSINESS FROM DOMESTIC FACILITIES THAT WERE SHIPPED OR BILLED TO FOREIGN LOCATIONS CANNOT BE SEPARATELY IDENTIFIED FOR 2003. THE INTERNATIONAL DIVISION PROVIDED NET SALES OF $10.1 MILLION IN THE QUARTER COMPARED TO $5.5 MILLION IN THE PRIOR QUARTER AS A RESULT OF THIS RECLASSIFICATION.

GROSS PROFIT. Gross profit increased by $12.0 million to $43.1 million (22% of net sales) for the Quarter from $31.1 million (25% of net sales) for the Prior Quarter. This increase of 39% is primarily attributed to the combined impact of additional sales volume, productivity improvement initiatives, and the timing effect of the 5% increase in net selling prices due to higher resin costs passed through to our customers partially offset by increased raw material costs. The historical margin percentage of the Landis acquired business is significantly less than the Company's historical gross margins thereby reducing consolidated margins until the business is fully integrated. We have continued to consolidate products and business of recent acquisitions to the most efficient tooling, providing customers with improved products and customer service. As part of the Landis integration, in the fourth quarter of 2003, we closed our Monticello, Indiana facility, which was acquired in the Landis Acquisition. The business from this location was distributed throughout our facilities. Also, significant productivity improvements were made since the Prior Quarter, including the addition of state-of-the-art injection molding, thermoforming and post molding equipment at several of our facilities.

OPERATING EXPENSES. Selling expenses increased by $0.4 million to $6.6 million for the Quarter from $6.2 million for the Prior Quarter principally as a result of increased selling expenses associated with higher sales partially offset by cost reduction efforts. General and administrative expenses increased $3.2 million from $6.0 million for the Prior Quarter to $9.2 million for the Quarter primarily as a result of the Landis Acquisition and increased accrued bonus expense. Research and development expenses remained relatively constant with an increase of $0.1 million over the Prior Quarter. Amortization of intangibles increased $1.1 million from $0.6 million in the Prior Quarter as a result of additional intangible assets resulting from the Landis Acquisition. During the Quarter, transition expenses were $0.2 million related to the Landis Acquisition and $2.3 million related to the shutdown of the Monticello, Indiana facility. In the Prior Quarter, transition expenses were $0.3 million related to the shutdown and reorganization of facilities.

INTEREST EXPENSE, NET. Net interest expense increased $1.8 million to $13.3 million for the Quarter compared to $11.5 million for the Prior Quarter primarily due to additional indebtedness utilized to finance the Landis Acquisition partially offset by decreased rates of interest on borrowings.

INCOME TAXES. For the Quarter, we recorded income tax expense of $4.0 million or an effective tax rate of 46%. The effective tax rate is greater than the statutory rate due to the impact of state taxes and foreign location losses for which no benefit was currently provided. The increase of $1.5 million from $2.5 million in the Prior Quarter is attributed to the increase in income before income taxes. As a result of the Merger, the amount of the predecessor's net operating loss carryforward which can be used in any given year will be limited to approximately $12.9 million.

NET INCOME.   Net  income  is  $4.8 million for the Quarter compared to $3.1 million for the Prior Quarter for the reasons discussed above.

LIQUIDITY AND CAPITAL RESOURCES

On July 22, 2002, we entered into a credit and guaranty agreement and a related pledge security agreement with a syndicate of lenders led by Goldman Sachs Credit Partners L.P., as administrative agent (the "Credit Facility"). On November 10, 2003, in connection with the Landis Acquisition, we amended and restated the Credit Facility (the "Amended and Restated Credit Facility"). The Amended and Restated Credit Facility is comprised of (1) a $330.0 million term loan, (2) a $50.0 million delayed draw term loan facility, and (3) a $100.0 million revolving credit facility. On November 10, 2003, we used $325.9 million to refinance in full the balance outstanding under our prior term loan in the Credit Facility. The remaining $4.1 million was used to fund a portion of the purchase price for the Landis Acquisition. The $50.0 million delayed draw facility was drawn on November 20, 2003 to fund a portion of the purchase price for the Landis Acquisition. The maturity date of the term loan and delayed draw term loan is July 22, 2010, and the maturity date of the revolving credit facility is July 22, 2008. The indebtedness under the Amended and Restated Credit Facility is guaranteed by BPC Holding and all of its domestic subsidiaries. The obligations of Berry Plastics under the Amended and Restated Credit Facility and the guarantees thereof are secured by substantially all of the assets of such entities. At March 27, 2004, there were no borrowings outstanding on the revolving credit facility.

Borrowings under the Amended and Restated Credit Facility bear interest, at our option, at either (1) the base rate, which is a rate per annum equal to the greater of the prime rate and the federal funds effective rate in effect on the date of determination plus 0.50% plus the applicable margin (the "Base Rate Loans") or (2) an adjusted Eurodollar Rate which is equal to the rate for Eurodollar deposits plus the applicable margin (the "Eurodollar Rate Loans"). For the term loan and delayed draw term loan, the applicable margin is (1) with respect to Base Rate Loans, 1.50% per annum and (2) with respect to Eurodollar Rate Loans, 2.50% per annum. For Eurodollar Rate Loans under the revolving credit facility, the applicable margin ranges from 2.75% per annum to 2.00% per annum, depending on our leverage ratio (2.75% based on results through March 27, 2004). The applicable margin with respect to Base Rate Loans will always be 1.00% per annum less than the applicable margin for Eurodollar Rate Loans. Interest is payable quarterly for Base Rate Loans and at the end of the applicable interest period for all Eurodollar Rate Loans. The interest rate applicable to overdue payments and to outstanding amounts following an event of default under the Amended and Restated Credit Facility is equal to the interest rate at the time of an event of default plus 2.00%. We also must pay commitment fees ranging from 0.375% per annum to 0.50% per annum on the average daily unused portion of the revolving credit facility. Pursuant to a requirement in the Amended and Restated Credit Facility and as a result of an economic slowdown and corresponding interest rate reductions, we entered into an interest rate collar arrangement in October 2002 to protect $50.0 million of the outstanding variable rate term loan debt from future interest rate volatility. Under the interest rate collar agreement, the Eurodollar rate with respect to the $50.0 million of outstanding variable rate term loan debt will not exceed 6.75% or drop below 1.97%.

The Amended and Restated Credit Facility contains significant financial and operating covenants, including prohibitions on our ability to incur certain additional indebtedness or to pay dividends, and restrictions on our ability to make capital expenditures and investments and dispose of assets or consummate acquisitions. The Amended and Restated Credit Facility contains
(1) a minimum interest coverage ratio as of the last day of any quarter of 2.00:1.00 per quarter for the quarter ending March 2004, 2.10:1.00 per quarter for the quarters ending June 2004 and September 2004, 2.15:1.00 per quarter for the quarters ending December 2004 and March 2005, 2.25:1.00 per quarter for the quarters ending June 2005 through the quarter ending March 2006, 2.35:1.00 per quarter for the quarters ending June 2006 through the quarter ending December 2006 and 2.50:1.00 per quarter thereafter, (2) a maximum amount of capital expenditures (subject to the rollover of certain unexpended amounts from the prior year and increases due to acquisitions) of $50 million for the year ending 2004, $60 million for the years ending 2005, 2006 and 2007, and $65 million for each year thereafter, and (3) a maximum total leverage ratio as of the last day of any quarter of 5.90:1.00 per quarter for the quarter ending March 2004, 5.75:1.00 per quarter for the quarters ending June 2004 and September 2004, 5.50:1.00 per quarter for the quarters ending December 2004 and through the quarter ending June 2005, 5.25:1.00 per quarter for the quarters ending September 2005 and December 2005, 5.00:1.00 per quarter for the quarters ending March 2006 and June 2006, 4.75:1.00 per quarter for the quarters ending September 2006 through the quarter ending March 2007, 4.50:1.00 per quarter for the quarters ending June 2007 through the quarter ending December 2007, 4.25:1.00 per quarter for the quarters ending March 2008 through the quarter ending December 2008, and 4.00:1.00 per quarter thereafter. The occurrence of a default, an event of default or a material adverse effect on Berry Plastics would result in our inability to obtain further borrowings under our revolving credit facility and could also result in the acceleration of our obligations under any or all of our debt agreements, each of which could materially and adversely affect our business. We were in compliance with all of the financial and operating covenants at March 27, 2004.

The term loans amortize quarterly in the aggregate as follows: $825,000 each quarter through June 30, 2004; 950,000 each quarter beginning September 30, 2004 and ending June 30, 2009; and $89,631,250 each quarter beginning
September 30, 2009 and ending June 30, 2010.   Borrowings under the Amended
and Restated Credit Facility are subject to mandatory prepayment under specified circumstances, including if we meet certain cash flow thresholds, collect insurance proceeds in excess of certain thresholds, issue equity securities or debt or sell assets not in the ordinary course of business, or upon a sale or change of control of the Company. There is no required amortization of the revolving credit facility. Outstanding borrowings under the revolving credit facility may be repaid at any time, and may be reborrowed at any time prior to the maturity date which is on July 22, 2008. The revolving credit facility allows up to $25.0 million of letters of credit to be issued instead of borrowings and up to $10.0 million of swingline loans.

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

On November 20, 2003, we completed an offering of $85.0 million aggregate principal amount of additional 2002 Notes (the "Add-on Notes" and together with the 2002 Notes, the "Notes"). The net proceeds to us from the sale of the Add-on Notes, after expenses, were $91.8 million as the Add-on Notes were sold at a premium of 12% over the face amount. The proceeds from the Add-on Notes were used in the financing of the Landis Acquisition. Other than with respect to transfer restrictions, registration rights and liquidated damages, the Add-on Notes were issued on the same terms as, and constitute a single class with, the 2002 Notes. Holding and all of our domestic subsidiaries fully, jointly, severally, and unconditionally guarantee the Add-on Notes.

We are not required to make mandatory redemption or sinking fund payments with respect to the Notes. On or subsequent to July 15, 2007, the Notes may be redeemed at our option, in whole or in part, at redemption prices ranging from 105.375% in 2007 to 100% in 2010 and thereafter. Prior to July 15, 2005, up to 35% of the Notes may be redeemed at 110.75% of the principal amount at our option in connection with an equity offering. Upon a change in control, as defined in the indenture under which the Notes were issued (the "Indenture"), each holder of Notes will have the right to require us to repurchase all or any part of such holder's Notes at a repurchase price in cash equal to 101% of the aggregate principal amount thereof plus accrued interest. The Indenture under which the Notes were issued restricts our ability to incur additional debt and contains other provisions which could limit our liquidity.

Net cash used for operating activities was $4.2 million for the Quarter compared to $0.8 million net cash provided by operations for the Prior Quarter. The decrease of $5.0 million is primarily the result of increased seasonal working capital requirements due to increased net sales.

Net cash used for investing activities decreased from $14.9 million for the Prior Quarter to $5.7 million for the Quarter primarily as a result of Berry receiving $6.7 million in the Quarter related to the working capital adjustment from the Landis Acquisition. In addition, Berry Plastics U.K. Limited, a foreign subsidiary of Berry, reached an agreement in March 2004 to sell the manufacturing equipment, inventory, and accounts receivable for its U.K. milk cap business to Portola Packaging U.K. Limited. The transaction closed in April 2004. The initial payment for the manufacturing equipment of $3.3 million was received in the Quarter with the remaining payment for the inventory and accounts receivable due at closing. The U.K. milk cap business represents less than $3.0 million of our annual consolidated net sales. Capital spending of $15.7 million in the Quarter included $2.3 million for buildings and systems, $3.8 million for molds, $6.6 million for molding and printing machines, and $3.0 million for accessory equipment and systems.

NET CASH USED FOR FINANCING ACTIVITIES WAS $1.1 MILLION FOR THE QUARTER COMPARED TO $2.6 MILLION PROVIDED BY FINANCING ACTIVITIES FOR THE PRIOR QUARTER. THE DECREASE OF $3.7 MILLION CAN BE PRIMARILY ATTRIBUTED TO REDUCED BORROWINGS IN THE QUARTER DUE TO THE REDUCTION IN CASH USED FOR INVESTING ACTIVITIES AS NOTED ABOVE.

INCREASED WORKING CAPITAL NEEDS OCCUR WHENEVER WE EXPERIENCE STRONG INCREMENTAL DEMAND OR A SIGNIFICANT RISE IN THE COST OF RAW MATERIAL, PARTICULARLY PLASTIC RESIN. HOWEVER, WE ANTICIPATE THAT OUR CASH INTEREST, DEBT PRINCIPAL PAYMENTS, WORKING CAPITAL AND CAPITAL EXPENDITURE REQUIREMENTS FOR 2004 WILL BE SATISFIED THROUGH A COMBINATION OF FUNDS GENERATED FROM OPERATING ACTIVITIES AND CASH ON HAND, TOGETHER WITH FUNDS AVAILABLE UNDER THE AMENDED AND RESTATED CREDIT FACILITY. WE BASE SUCH BELIEF ON HISTORICAL EXPERIENCE AND THE SUBSTANTIAL FUNDS AVAILABLE UNDER THE AMENDED AND RESTATED CREDIT FACILITY. HOWEVER, WE CANNOT PREDICT OUR FUTURE RESULTS OF OPERATIONS AND OUR ABILITY TO MEET OUR OBLIGATIONS INVOLVES NUMEROUS RISKS AND UNCERTAINTIES, INCLUDING, BUT NOT LIMITED TO, THOSE DESCRIBED IN THE "RISK FACTORS" SECTION. AT MARCH 27, 2004, OUR CASH BALANCE WAS $15.5 MILLION, AND WE HAD UNUSED BORROWING CAPACITY UNDER THE AMENDED AND RESTATED CREDIT FACILITY'S REVOLVING LINE OF CREDIT OF $92.0 MILLION. ALTHOUGH THE $92.0 MILLION WAS AVAILABLE AT MARCH 27, 2004, THE COVENANTS UNDER OUR AMENDED AND RESTATED CREDIT FACILITY MAY LIMIT OUR ABILITY TO MAKE SUCH BORROWINGS IN THE FUTURE.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates primarily through our Amended and Restated Credit Facility. The Amended and Restated Credit Facility is comprised of (1) a $330.0 million term loan, (2) a $50.0 million delayed draw term loan facility, and (3) a $100.0 million revolving credit facility. At March 27, 2004, there were no borrowings outstanding on the revolving credit facility. The net outstanding balance of the term loan and the delayed draw term loan facility at March 27, 2004 was $329.2 million and $50.0 million, respectively. The term loan and delayed draw term loan bear interest at the Eurodollar rate plus the applicable margin. Future borrowings under the Amended and Restated Credit Facility bear interest, at our option, at either (1) the base rate, which is a rate per annum equal to the greater of the prime rate and the federal funds effective rate in effect on the date of determination plus 0.5% plus the applicable margin or (2) an adjusted Eurodollar Rate which is equal to the rate for Eurodollar deposits plus the applicable margin. We utilize interest rate instruments to reduce the impact of either increases or decreases in interest rates on its floating rate debt. Pursuant to a requirement in the Amended and Restated Credit Facility and as a result of an economic slowdown and corresponding interest rate reductions, we entered into an interest rate collar arrangement in October 2002 to protect $50.0 million of the outstanding variable rate term loan debt from future interest rate volatility. Under the interest rate collar agreement, the Eurodollar rate with respect to the $50.0 million of outstanding variable rate term loan debt will not exceed 6.75% or drop below 1.97%. At March 27, 2004, the Eurodollar rate applicable to the term loan and delayed draw loan was 1.13%. If the Eurodollar rate increases 0.25% and 0.5%, we estimate an annual increase in our interest expense of approximately $0.8 million and $1.6 million, respectively.

ITEM 4. CONTROLS AND PROCEDURES

(a)  Disclosure controls and procedures.

As required by new Rule 13a-15 under the Securities Exchange Act of 1934, the Company's management carried out an evaluation with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as of the end of the last fiscal quarter. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. In connection with the new rules, we currently are in process of further reviewing and documenting our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

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

   2. Reports on Form 8-K:

     NONE

                                 SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                BPC Holding Corporation
                                Berry Plastics Corporation

May 10, 2004


                                By: /S/ JAMES M. KRATOCHVIL
                                    -----------------------
                                    James M. Kratochvil

                                Executive Vice President, Chief Financial
                                Officer, Treasurer and Secretary of the
                                entities listed above (Principal Financial and Accounting Officer)