Form 10-Q
period 2004-06-26
BPC HOLDING CORP; BERRY PLASTICS CORP
filed 2004-08-09
CIK 919465, 919463

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 26, 2004
                                      or
[   ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from___________________to__________________

                       Commission File Number 33-75706
                           BPC HOLDING CORPORATION
           (Exact name of registrant as specified in its charter)

            Delaware                   35-1814673
  (State or other jurisdiction       (IRS employer
of incorporation or organization)identification number)


                         BERRY PLASTICS CORPORATION
           (Exact name of registrant as specified in its charter)
                Delaware                      35-1813706
      (State or other jurisdiction          (IRS employer
   of incorporation or organization)    identification number)

           101 Oakley Street                    47710
          Evansville, Indiana
(Address of principal executive offices)      (Zip code)

Registrants' telephone number, including area code:  (812) 424-2904

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

As of July 31, 2004, there were outstanding 3,378,245 shares of the Common Stock, $.01 par value, of BPC Holding Corporation. As of July 31, 2004, there were outstanding 100 shares of the Common Stock, $.01 par value, of Berry Plastics Corporation.

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

                             AVAILABLE INFORMATION

   We make available, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments, if any, to those reports through our Internet website as soon as practicable after they have been electronically filed with or furnished to the SEC. Our internet address is www.berryplastics.com. The information contained on our website is not being incorporated herein.
                                     2

                            BPC HOLDING CORPORATION
                          BERRY PLASTICS CORPORATION


                                FORM 10-Q INDEX

                   FOR QUARTERLY PERIOD ENDED JUNE 26, 2004




                                                                     Page No.
PART I.FINANCIAL INFORMATION

       Item 1.  Financial Statements:
                Consolidated Balance Sheets........................         4
                Consolidated Statements of Operations.............          6
                Consolidated Statements of Changes in Stockholders' Equity  7
                Consolidated Statements of Cash Flows.............          8
                Notes to Consolidated Financial Statements.........         9

       Item 2.  Management's Discussion and Analysis of
                Financial Condition and Results of Operations.....         20

       Item 3.  Quantitative and Qualitative Disclosures about Market Risk 28
       Item 5(a).Other Information..................................       29

PART II.OTHER INFORMATION

       Item 4.  Submission of Matters to a Vote of Security Holders        30
       Item 6.  Exhibits and Reports on Form 8-K...................        30

SIGNATURE...........................................................       31

PART 1.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                           BPC HOLDING CORPORATION
                          CONSOLIDATED BALANCE SHEETS
            (In Thousands of Dollars, except per share information)

                                                  JUNE 26,     DECEMBER 27,
                                                    2004           2003
                                               -------------  --------------
                                                (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                     $   30,669     $   26,192
  Accounts receivable (less allowance
    for doubtful accounts  of  $3,090
    at June 26, 2004 and $2,717 at
    December 27, 2003)                              97,089         76,152
  Inventories:
    Finished goods                                  60,062         61,556
    Raw materials and supplies                      19,770         19,988
                                                -----------    -----------
                                                    79,832         81,544
  Prepaid expenses and other current assets         12,446         19,192
                                                -----------    -----------
Total current assets                               220,036        203,080

Property and equipment:
  Land                                               7,945          7,935
  Buildings and improvements                        58,221         58,135
  Machinery, equipment and tooling                 263,095        249,291
  Construction in progress                          38,439         24,433
                                                -----------    -----------
                                                   367,700        339,794
  Less accumulated depreciation                     82,734         56,817
                                                -----------    -----------
                                                   284,966        282,977
Intangible assets:
  Deferred financing fees, net                      20,943         22,283
  Customer relationships, net                       87,705         90,540
  Goodwill                                         366,151        376,769
  Trademarks                                        33,448         33,448
  Other intangibles, net                             6,445          6,656
                                                -----------    -----------
                                                   514,692        529,696
Other                                                   29             53
                                                -----------    -----------
Total assets                                    $1,019,723     $1,015,806
                                                ===========    ===========

                                     4

                            BPC HOLDING CORPORATION
                    CONSOLIDATED BALANCE SHEETS (CONTINUED)
            (In Thousands of Dollars, except per share information)

                                                  JUNE 26,     DECEMBER 27,
                                                    2004           2003
                                               -------------  --------------
                                                (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                               $  50,938      $  43,175
  Accrued expenses and other current liabilities    18,006         21,335
  Accrued interest                                  18,216         18,132
  Employee compensation and payroll taxes           27,011         23,528
  Current portion of long-term debt                 10,439          9,339
                                                -----------    -----------
Total current liabilities                          124,610        115,509

Long-term debt, less current portion               726,836        742,266
Deferred income taxes                                  395            720
Other long-term liabilities                          2,493          4,720
                                                -----------    -----------
Total liabilities                                  854,334        863,215
Stockholders' equity:
  Preferred Stock; $.01 par value:
    500,000 shares authorized; 0 shares
    issued and outstanding  at June 26,
    2004 and December 27, 2003                           -              -
  Common Stock; $.01 par value:
    5,000,000 shares authorized;
    3,398,807 shares issued at June 26,
    2004 and 3,397,637 shares issued
    at December 27, 2003                                34             34
  Additional paid-in capital                       344,416        344,363
  Adjustment of the carryover basis
    of continuing stockholders                    (196,603)      (196,603)
  Notes receivable - common stock                  (14,487)       (14,157)
  Treasury stock:  20,562 shares
    and 19,714 shares of common stock
    at June 26, 2004 and December 27, 2003,
    respectively                                    (2,056)        (1,972)
  Retained earnings                                 28,440         16,227
  Accumulated other comprehensive income             5,645          4,699
                                                -----------    -----------
Total stockholders' equity                         165,389        152,591
                                                -----------    -----------
Total liabilities and stockholders' equity      $1,019,723     $1,015,806
                                                ===========    ===========


See notes to consolidated financial statements.
                                     5

                           BPC HOLDING CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                           (In Thousands of Dollars)

                                          THIRTEEN WEEKS ENDED     TWENTY-SIX WEEKS ENDED
                                         -----------------------  ------------------------
                                           JUNE 26,   JUNE 28,       JUNE 26,   JUNE 28,
                                            2004       2003           2004       2003
                                         -----------------------  ------------------------
                                         (Unaudited) (Unaudited)   (Unaudited) (Unaudited)

Net sales                                 $ 211,041   $146,851      $ 402,767   $272,249
Cost of goods sold                          164,565    112,055        313,180    206,376
                                          ---------  ---------      ---------  ---------
Gross profit                                 46,476     34,796         89,587     65,873

Operating Expenses:
   Selling                                    6,940      6,002         13,551     12,204
   General and administrative                 9,660      6,458         18,890     12,489
   Research and development                     893        853          1,780      1,617
   Amortization of intangibles                1,739        823          3,474      1,438
   Other expenses                             1,539      1,666          4,044      1,990
                                          ---------  ---------      ---------  ---------
Operating income                             25,705     18,994         47,848     36,135

Other expense:
   Loss on disposal of property
      and equipment                               4          -              -          -
                                          ---------  ---------      ---------  ---------
Income before interest and taxes             25,701     18,994         47,848     36,135

Interest:
   Expense                                  (13,037)   (11,206)       (26,537)   (22,936)
   Income                                       198        195            404        407
                                          ---------  ---------      ---------  ---------
Income before income taxes                   12,862      7,983         21,715     13,606

Income taxes                                  5,471      3,441          9,502      5,985
                                          ---------  ---------      ---------  ---------
Net income                                 $  7,391   $  4,542       $ 12,213   $  7,621
                                          =========  =========      =========  =========


See notes to consolidated financial statements.
                                     6

                                                                BPC HOLDING CORPORATION
                                              CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                                                     (Unaudited)
                                                              (In Thousands of Dollars)

                                              ADJUSTMENT OF
                                              THE CARRYOVER  NOTES                      ACCUMULATED
                                    ADDITIONAL  BASIS OF    RECEIVABLE-                    OTHER
                             COMMON  PAID-IN   CONTINUING    COMMON   TREASURY RETAINED COMPREHENSIVE     COMPREHENSIVE
                             STOCK   CAPITAL   STOCKHOLDERS  STOCK     STOCK   EARNINGS    INCOME    TOTAL   INCOME
                             ------------------------------------------------------------------------------------------

Balance at December 27, 2003  $ 34   $344,363  $(196,603)  $(14,157)  $(1,972) $16,227    $4,699   $152,591
                             -----   --------  ---------   --------   -------  -------    ------   --------
Issuance of common stock         -         53          -          -         -        -         -         53   $   -
Purchase of treasury stock       -          -          -         51      (192)       -         -       (141)      -
Sale of treasury stock           -          -          -          -       108        -         -        108       -
Interest on notes receivable     -          -          -       (381)        -        -         -       (381)      -
Translation gain                 -          -          -          -         -        -       358        358     358
Other comprehensive gains        -          -          -          -         -        -       588        588     588
Net income                       -          -          -          -         -   12,213         -     12,213  12,213
                             -----   --------  ---------   --------   -------  -------    ------   --------  ------
Balance at June 26, 2004      $ 34   $344,416  $(196,603)  $(14,487)  $(2,056) $28,440    $5,645   $165,389 $13,159
                             =====   ========  =========   ========   =======  =======    ======   ========  ======



See notes to consolidated financial statements.

                           BPC HOLDING CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In Thousands of Dollars)

                                                      TWENTY-SIX WEEKS ENDED
                                                    --------------------------
                                                        JUNE 26,    JUNE 28,
                                                          2004       2003
                                                    --------------------------
                                                      (Unaudited) (Unaudited)
OPERATING ACTIVITIES
Net income                                             $  12,213    $  7,621
Adjustments to reconcile net income
to net cash provided by operating activities:
    Depreciation                                          26,480      19,241
    Non-cash interest expense                                916       1,200
    Amortization                                           3,474       1,438
    Deferred income taxes                                  9,451       5,881
    Changes in operating assets and liabilities:
       Accounts receivable, net                          (21,322)    (16,541)
       Inventories                                         1,688       4,402
       Prepaid expenses and other receivables                (80)       (305)
       Other assets                                           23           2
       Accrued interest                                       84         325
       Payables and accrued expenses                       6,100       4,131
                                                       ---------   ---------
Net cash provided by operating activities                 39,027      27,395

INVESTING ACTIVITIES
Additions to property and equipment                      (28,652)    (21,242)
Proceeds from disposal of property and equipment           3,384           -
Proceeds from working capital settlement on
 acquired business                                         6,687           -
Acquisitions of businesses                                  (396)     (4,972)
                                                       ---------   ---------
Net cash used for investing activities                   (18,977)    (26,214)

FINANCING ACTIVITIES
Proceeds from long-term borrowings                         1,172         500
Payments on long-term borrowings                         (16,800)     (4,786)
Proceeds from issuance of common stock                        53           -
Proceeds from sale of treasury stock                         108           -
Purchase of treasury stock                                  (141)       (176)
Debt financing costs                                        (171)          -
                                                       ---------   ---------
Net cash used for financing activities                   (15,779)     (4,462)
Effect of exchange rate changes on cash                      206         (75)
                                                       ---------   ---------
Net increase (decrease) in cash and cash equivalents       4,477      (3,356)
Cash and cash equivalents at beginning of period          26,192      15,613
                                                       ---------   ---------
Cash and cash equivalents at end of period              $ 30,669    $ 12,257
                                                       =========   =========


See notes to consolidated financial statements.
                                     8

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

On November 20, 2003, Berry acquired Landis Plastics, Inc. (the "Landis Acquisition") for aggregate consideration of approximately $229.7 million, including deferred financing costs and partially offset by $6.7 million of cash received as a result of the working capital settlement. The Landis Acquisition was funded through (1) the issuance by Berry Plastics of $85.0 million aggregate principal amount of 10 3/4% senior subordinated notes due 2012 to various institutional buyers, which resulted in gross proceeds of $95.2 million, (2) aggregate net borrowings of $54.1 million under Berry's amended and restated senior secured credit facility from new term loans after giving effect to the refinancing of the prior term loan, (3) an aggregate common equity contribution of $62.0 million, and (4) cash on hand of $18.4 million. Berry also agreed to acquire, for $32.0 million, four facilities that Landis leased from certain of its affiliates. Prior to the closing of the Landis Acquisition, the rights and obligations to purchase the four facilities owned by affiliates of Landis were assigned to an affiliate of W.P. Carey & Co., L.L.C., which affiliate subsequently entered into a lease with Berry for the
four  facilities.   The  allocation  of  purchase  price  is preliminary  and
subject to change based on actual expenses and adjustments of estimated receivables and reserves. In accordance with EITF 95-3, the Company established opening balance sheet reserves related to plant shutdown, severance and unfavorable lease arrangement costs. The opening balances and current year activity is presented in the following table.

                                           TWENTY-SIX WEEKS ENDED JUNE 26, 2004
                     ESTABLISHED   ---------------------------------------------------
                     AT OPENING                                            BALANCE
                       BALANCE     DECEMBER 27,               REDUCTION    AT END
                        SHEET         2003        PAYMENTS   IN ESTIMATE  OF PERIOD
                     -----------   ---------------------------------------------------
EITF 95-3 reserves     $3,206         $2,892       $(877)      $(103)       $1,912

The pro forma financial results presented below are unaudited and assume that the Landis Acquisition occurred at the beginning of the respective period. Pro forma results have not been adjusted to reflect the acquisitions of CCL or APM as they do not differ materially from the pro forma results presented below. The financial results for the thirteen and twenty-six weeks ended June 26, 2004 have not been adjusted as the acquired businesses were owned by Berry for the entire period. The information presented is for informational purposes only and is not necessarily indicative of the operating results that would have occurred had the Landis Acquisition been consummated at the above date, nor are they necessarily indicative of future operating results. Further, the information reflects only pro forma adjustments for additional interest expense and amortization, net of the applicable income tax effects.

                         THIRTEEN WEEKS ENDED      TWENTY-SIX WEEKS ENDED
                        ----------------------    -------------------------
                          JUNE 26,   JUNE 28,        JUNE 26,      JUNE 28,
                           2004       2003             2004          2003
                        ----------------------    -------------------------
Pro forma net sales      $211,041   $200,816         $402,767     $378,656
Pro forma net income        7,391      2,088           12,213        4,718

Berry Plastics U.K. Limited, a foreign subsidiary of Berry, reached an agreement in March 2004 to sell the manufacturing equipment, inventory, and accounts receivable for its U.K. milk cap business to Portola Packaging U.K. Limited. The transaction valued at approximately $4.0 million closed in April 2004. The U.K. milk cap business represented less than $3.0 million of annual consolidated net sales.

3.    LONG-TERM DEBT

Long-term debt consists of the following:

                                                JUNE 26,      DECEMBER 27,
                                                  2004            2003
                                              ------------   -------------
Berry 10  3/4% Senior Subordinated Notes         $335,000       $335,000
Debt premium on 10  3/4% Notes, net                 9,464         10,053
Term loans                                        366,350        380,000
Revolving lines of credit                           1,493            342
Nevada Industrial Revenue Bonds                     1,500          2,000
Capital leases                                     23,468         24,210
                                              ------------   -------------
                                                  737,275        751,605
Less current portion of long-term debt             10,439          9,339
                                              ------------   -------------
                                                 $726,836       $742,266
                                              ============   =============

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

The Amended and Restated Credit Facility contains significant financial and operating covenants, including prohibitions on the ability to incur certain additional indebtedness or to pay dividends, and restrictions on the ability to make capital expenditures. The Amended and Restated Credit Facility also contains borrowing conditions and customary events of default, including nonpayment of principal or interest, violation of covenants, inaccuracy of representations and warranties, cross-defaults to other indebtedness, bankruptcy and other insolvency events (other than in the case of certain foreign subsidiaries). The Company was in compliance with all the financial and operating covenants at June 26, 2004. In May 2004, the Company made a voluntary principal prepayment of $12.0 million on the term loans resulting in a revision of the loan amortization schedules. Accordingly, the term loans amortize quarterly in the aggregate as follows: $919,773 each quarter beginning September 30, 2004 and ending June 30, 2009; and $86,782,384 each quarter beginning September 30, 2009 and ending June 30, 2010.

Borrowings under the Amended and Restated Credit Facility bear interest, at the Company's option, at either (i) a base rate (equal to the greater of the prime rate or the federal funds rate plus 0.5%) plus the applicable margin (the "Base Rate Loans") or (ii) an adjusted eurodollar LIBOR (adjusted for
reserves)  plus  the  applicable margin (the "Eurodollar Rate Loans").   With
respect to the term loan and the delayed draw term loan, the "applicable margin" is (i) with respect to Base Rate Loans, 1.50% per annum and (ii) with respect to Eurodollar Rate Loans, 2.50% per annum (3.68% at June 26, 2004). With respect to the revolving credit facility, the "applicable margin" is subject to a pricing grid which ranges from 2.75% per annum to 2.00% per annum, depending on the leverage ratio (2.75% based on results through June 26, 2004). The "applicable margin" with respect to Base Rate Loans will always be 1.00% per annum less than the "applicable margin" for Eurodollar Rate Loans. In October 2002, Berry entered into an interest rate collar arrangement to protect $50.0 million of the outstanding variable rate term loan debt from future interest rate volatility. The collar floor is set at 1.97% LIBOR (London Interbank Offering Rate) and capped at 6.75% LIBOR. The agreement was effective January 15, 2003. At June 26, 2004, stockholders' equity has been reduced by $0.1 million to record the interest rate collar at fair market value. At June 26, 2004, the Company had unused borrowing capacity under the Amended and Restated Credit Facility's revolving line of credit of $94.1 million. Covenants under the Amended and Restated Credit Facility may limit the Company's ability to make such borrowings; however, as of June 26, 2004, the Company could have borrowed the maximum available of $94.1 million.

4. STOCK-BASED COMPENSATION

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

                                    THIRTEEN WEEKS ENDED     TWENTY-SIX WEEKS ENDED
                                  ------------------------  ------------------------
                                    JUNE 26,    JUNE 28,      JUNE 26,    JUNE 28,
                                      2004        2003          2004        2003
                                  ------------------------  ------------------------
Reported net income                 $7,391       $4,542       $12,213      $7,621
Total stock-based employee
 compensation expense
 determined under fair
 value based method, for all
 awards, net of tax                  (504)         (500)       (1,010)     (1,018)
                                  ------------------------  ------------------------
Pro forma net income               $6,887        $4,042       $11,203      $6,603
                                  ========================  ========================

5. COMPREHENSIVE INCOME

Comprehensive income is comprised of net income, other comprehensive income (losses), and gains or losses resulting from currency translations of foreign investments. Other comprehensive income (losses) includes unrealized gains or losses on derivative financial instruments and minimum pension liability adjustments. The details of comprehensive income are as follows:

                                       THIRTEEN WEEKS ENDED     TWENTY-SIX WEEKS ENDED
                                     ------------------------  ------------------------
                                        JUNE 26,  JUNE 28,       JUNE 26,   JUNE 28,
                                          2004      2003          2004       2003
                                     ------------------------  ------------------------
Net income                              $7,391     $4,542       $ 12,213     $7,621
Other comprehensive income (losses)       (100)     1,548            588      1,460
Currency translation income (losses)       473       (314)           358       (341)
                                     ------------------------  ------------------------
Comprehensive income                    $7,764     $5,776       $ 13,159    $ 8,740
                                     ========================  ========================

6. OPERATING SEGMENTS

The Company has four reportable segments: containers, closures, consumer products, and international. In 2004, the Company created the international segment as a separate operating and reporting segment to increase sales and improve service to international customers utilizing existing resources. The international segment includes the Company's foreign facilities and business from domestic facilities that is shipped or billed to foreign locations. The
2003 results for the foreign facilities have been reclassified to the international segment; however, business from domestic facilities that were shipped or billed to foreign locations cannot be separately identified for 2003. Accordingly, the amounts disclosed under the new reporting structure are not comparable between 2004 and 2003. As a result, the tables below include the results under the new and previous structure. The Company evaluates performance and allocates resources to segments based on operating income before depreciation and amortization of intangibles adjusted to exclude (1) uncompleted acquisition expense, (2) acquisition integration expense, and (3) plant shutdown expense (collectively, "Adjusted EBITDA"). The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in the Company's Form 10-K filed with the Securities and Exchange Commission for the year ended December 27, 2003.
                                     13

New reporting structure            THIRTEEN WEEKS ENDED          TWENTY-SIX WEEKS ENDED
                                  ----------------------        ------------------------
                                    JUNE 26,   JUNE 28,           JUNE 26,   JUNE 28,
                                      2004       2003               2004       2003
                                  ----------------------       ------------------------
Net sales:
  Containers                      $ 133,923    $ 73,360           $253,178   $ 134,921
  Closures                           33,066      32,371             63,555      61,963
  Consumer Products                  34,101      35,578             66,002      64,312
  International                       9,951       5,542             20,032      11,053
                                  ----------------------       ------------------------
    Total net sales                $211,041    $146,851           $402,767    $272,249
Adjusted EBITDA:
  Containers                        $26,514     $18,068            $52,264     $33,762
  Closures                            7,691       7,456             14,507      14,413
  Consumer Products                   7,498       5,247             13,837       9,565
  International                         630         414              1,238       1,060
                                  ----------------------       ------------------------
    Total Adjusted EBITDA           $42,333     $31,185            $81,846     $58,800
Total assets:
  Containers                       $597,818    $351,239           $597,818    $351,239
  Closures                          180,802     196,646            180,802     196,646
  Consumer Products                 181,001     180,721            181,001     180,721
  International                      60,102      41,952             60,102      41,952
                                  ----------------------       ------------------------
    Total assets                 $1,019,723    $770,558         $1,019,723    $770,558
Reconciliation of Adjusted EBITDA
  to income before income taxes:
   Adjusted EBITDA for reportable
     segments                       $42,333     $31,185            $81,846     $58,800
   Net interest expense             (12,839)    (11,011)           (26,133)    (22,529)
   Depreciation                     (13,350)     (9,706)           (26,480)    (19,241)
   Amortization                      (1,739)       (823)            (3,474)     (1,438)
   Loss on disposal of property
     and equipment                       (4)          -                  -           -
   Uncompleted acquisition expense        -      (1,000)                 -      (1,000)
   Acquisition integration expense     (913)       (518)            (1,079)       (520)
   Plant shutdown expense              (626)       (144)            (2,965)       (466)
                                  ----------------------       ------------------------
   Income before income taxes      $ 12,862     $ 7,983           $ 21,715    $ 13,606
                                  ======================       ========================

Previous reporting structure        THIRTEEN WEEKS ENDED          TWENTY-SIX WEEKS ENDED
                                   ----------------------        ------------------------
                                     JUNE 26,   JUNE 28,           JUNE 26,   JUNE 28,
                                       2004       2003               2004       2003
                                   ----------------------       ------------------------
Net sales:
  Containers                         $136,356   $73,360            $258,123  $134,921
  Closures                             40,158    37,913              77,814    73,016
  Consumer Products                    34,527    35,578              66,830    64,312
                                   ----------------------       ------------------------
    Total net sales                  $211,041  $146,851            $402,767  $272,249
Adjusted EBITDA:
  Containers                          $27,022   $18,068             $53,096   $33,762
  Closures                              7,845     7,870              14,958    15,473
  Consumer Products                     7,466     5,247              13,792     9,565
                                   ----------------------       ------------------------
    Total Adjusted EBITDA             $42,333   $31,185             $81,846   $58,800
Total assets:
  Containers                         $601,889  $351,239            $601,889  $351,239
  Closures                            234,541   238,598             234,541   238,598
  Consumer Products                   183,293   180,721             183,293   180,721
                                   ----------------------       ------------------------
     Total assets                  $1,019,723  $770,558          $1,019,723  $770,558
Reconciliation of Adjusted EBITDA
  to income before income taxes:
   Adjusted EBITDA for reportable
    segments                          $42,333  $ 31,185             $81,846  $ 58,800
   Net interest expense               (12,839)  (11,011)            (26,133)  (22,529)
   Depreciation                       (13,350)   (9,706)            (26,480)  (19,241)
   Amortization                        (1,739)     (823)             (3,474)   (1,438)
   Loss on disposal of property
    and equipment                          (4)        -                   -         -
   Uncompleted acquisition expense          -    (1,000)                  -    (1,000)
   Acquisition integration expense       (913)     (518)             (1,079)     (520)
   Plant shutdown expense                (626)     (144)             (2,965)     (466)
                                  ----------------------       ------------------------
   Income before income taxes        $ 12,862   $ 7,983            $ 21,715  $ 13,606
                                  ======================       ========================

7. CONDENSED CONSOLIDATING FINANCIAL INFORMATION

Holding conducts its business through its wholly owned subsidiary, Berry. Holding and all of Berry's domestic subsidiaries fully, jointly, severally, and unconditionally guarantee on a senior subordinated basis the $335.0 million aggregate principal amount of 10 3/4% Berry Plastics Corporation Senior Subordinated Notes due 2012. Berry is 100% owned by Holding. Each of Berry's subsidiaries is 100% owned, directly or indirectly, by Berry. Separate narrative information or financial statements of guarantor subsidiaries have not been included as management believes they would not be material to investors. Presented below is condensed consolidating financial information for Holding, Berry, and its subsidiaries at June 26, 2004 and December 27, 2003 and for the thirteen and twenty-six week periods ended June 26, 2004 and June 28, 2003. The equity method has been used with respect to investments in subsidiaries.

                                                               JUNE 26, 2004
                          ----------------------------------------------------------------------------------------
                           BPC Holding   Berry Plastics   Combined     Combined
                           Corporation    Corporation    Guarantor    Non-guarantor  Consolidating
                            (PARENT)        (ISSUER)    SUBSIDIARIES  SUBSIDIARIES   ADJUSTMENTS     CONSOLIDATED
                            --------        --------    ------------  ------------   -----------     ------------
CONSOLIDATING BALANCE SHEET
Current assets            $       -       $  83,227        $ 123,649     $ 13,160      $       -        $ 220,036
Net property and equipment        -          81,912          186,511       16,543              -          284,966
Other noncurrent assets     165,389         849,485          367,301       11,156       (878,610)         514,721
                          ---------      ----------       ----------   ----------     -----------     -----------
Total assets              $ 165,389     $ 1,014,624        $ 677,461     $ 40,859      $(878,610)     $ 1,019,723
                          =========      ==========       ==========   ==========     ===========     ===========

Current liabilities       $       -     $    71,212        $  45,738     $  7,660      $       -      $   124,610
Noncurrent liabilities            -         778,023          691,510       26,437       (766,246)         729,724
Equity (deficit)            165,389         165,389          (59,787)       6,762       (112,364)         165,389
                          ---------      ----------       ----------   ----------     -----------     -----------
Total liabilities and
  equity (deficit)        $ 165,389     $ 1,014,624        $ 677,461     $ 40,859     $ (878,610)     $ 1,019,723
                          =========      ==========       ==========   ==========     ===========     ===========

                                                              DECEMBER 27, 2003
                          ----------------------------------------------------------------------------------------
                           BPC Holding   Berry Plastics   Combined     Combined
                           Corporation    Corporation    Guarantor    Non-guarantor  Consolidating
                            (PARENT)        (ISSUER)    SUBSIDIARIES  SUBSIDIARIES   ADJUSTMENTS     CONSOLIDATED
                            --------        --------    ------------  ------------   -----------     ------------
CONSOLIDATING BALANCE SHEET
Current assets               $    -         $ 67,631      $ 121,605     $ 13,844        $     -        $ 203,080
Net property and equipment        -           70,873        191,960       20,144              -          282,977
Other noncurrent assets     152,591          855,627        370,199       12,075       (860,743)         529,749
                          ---------       ----------     ----------   ----------     -----------     -----------
Total assets               $152,591         $994,131       $683,764      $46,063      $(860,743)      $1,015,806
                          =========       ==========     ==========   ==========     ===========     ===========

Current liabilities          $    -         $ 53,245       $ 53,408      $ 8,856      $       -        $ 115,509
Noncurrent liabilities            -          788,295        674,851       28,790       (744,230)         747,706
Equity (deficit)            152,591          152,591        (44,495)       8,417       (116,513)         152,591
                          ---------       ----------     ----------   ----------     -----------     -----------
Total liabilities and
  equity (deficit)        $ 152,591       $ $994,131      $ 683,764     $ 46,063      $(860,743)      $1,015,806
                          =========       ==========     ==========   ==========     ===========     ===========

                                                      THIRTEEN WEEKS ENDED JUNE 26, 2004
                          ----------------------------------------------------------------------------------------
                           BPC Holding   Berry Plastics   Combined     Combined
                           Corporation    Corporation    Guarantor    Non-guarantor  Consolidating
                            (PARENT)        (ISSUER)    SUBSIDIARIES  SUBSIDIARIES   ADJUSTMENTS     CONSOLIDATED
                            --------        --------    ------------  ------------   -----------     ------------
CONSOLIDATING STATEMENT OF OPERATIONS
Net sales                 $       -       $  64,009       $  141,005     $  6,027    $        -         $ 211,041
Cost of goods sold                -          44,031          114,370        6,164             -           164,565
                          ---------      ----------       ----------   ----------     -----------     -----------
Gross profit                      -          19,978           26,635         (137)            -            46,476
Operating expenses                -           7,590           12,270          911             -            20,771
                          ---------      ----------       ----------   ----------     -----------     -----------
Operating income (loss)           -          12,388           14,365       (1,048)            -            25,705
Other expense                     -               -                -            4             -                 4
Interest expense (income), net (196)         (3,750)          16,633          152             -            12,839
Income taxes (benefit)           14           5,582               70         (195)            -             5,471
Equity in net (income)
  loss from subsidiary       (7,209)          3,347            1,009            -         2,853                 -
                          ---------      ----------       ----------   ----------     -----------     -----------
Net income (loss)         $   7,391        $  7,209        $  (3,347)   $  (1,009)    $  (2,853)      $     7,391
                          =========      ==========       ==========   ==========     ===========     ===========

                                                      THIRTEEN  WEEKS ENDED JUNE 28, 2003
                          ----------------------------------------------------------------------------------------
                           BPC Holding   Berry Plastics   Combined     Combined
                           Corporation    Corporation    Guarantor    Non-guarantor  Consolidating
                            (PARENT)        (ISSUER)    SUBSIDIARIES  SUBSIDIARIES   ADJUSTMENTS     CONSOLIDATED
                            --------        --------    ------------  ------------   -----------     ------------
CONSOLIDATING STATEMENT OF OPERATIONS
Net sales                  $      -       $  55,010        $  86,298    $   5,543     $        -      $   146,851
Cost of goods sold                -          38,614           68,358        5,083              -          112,055
                          ---------      ----------       ----------   ----------     -----------     -----------
Gross profit                      -          16,396           17,940          460              -           34,796
Operating expenses                -           7,578            7,255          969              -           15,802
                          ---------      ----------       ----------   ----------     -----------     -----------
Operating income (loss)           -           8,818           10,685         (509)             -           18,994
Other income                      -               -                -            -              -                -
Interest expense (income), net (191)           (327)          11,152          377              -           11,011
Income taxes (benefit)           10           3,424               68          (61)             -            3,441
Equity in net (income)
 loss from subsidiary        (4,361)          1,360              825            -          2,176                -
                          ---------      ----------       ----------   ----------     -----------     -----------
Net income (loss)         $   4,542       $   4,361        $  (1,360)   $    (825)    $   (2,176)     $     4,542
                          =========      ==========       ==========   ==========     ===========     ===========

                                                          TWENTY-SIX WEEKS ENDED JUNE 26, 2004
                              ----------------------------------------------------------------------------------------
                               BPC Holding   Berry Plastics   Combined     Combined
                               Corporation    Corporation    Guarantor    Non-guarantor  Consolidating
                                (PARENT)        (ISSUER)    SUBSIDIARIES  SUBSIDIARIES   ADJUSTMENTS     CONSOLIDATED
                                --------        --------    ------------  ------------   -----------     ------------
CONSOLIDATING STATEMENT OF OPERATIONS
Net sales                     $       -      $  115,145       $  275,225    $  12,397     $        -       $  402,767
Cost of goods sold                    -          79,378          221,365       12,437              -          313,180
                              ---------      ----------       ----------   ----------     -----------     -----------
Gross profit                          -          35,767           53,860          (40)             -           89,587
Operating expenses                    -          14,318           25,639        1,782              -           41,739
                              ---------      ----------       ----------   ----------     -----------     -----------
Operating income (loss)               -          21,449           28,221       (1,822)             -           47,848
Interest expense (income), net     (381)         (7,090)          33,283          321              -           26,133
Income taxes (benefit)               28           9,523               80         (129)             -            9,502
Equity in net (income)
  loss from subsidiary          (11,860)          7,156            2,014            -          2,690                -
                              ---------      ----------       ----------   ----------     -----------     -----------
Net income (loss)              $ 12,213      $   11,860       $   (7,156)   $  (2,014)    $   (2,690)      $   12,213
                              =========      ==========       ==========   ==========     ===========     ===========


CONSOLIDATING STATEMENT OF CASH FLOWS
Net income (loss)             $  12,213       $  11,860       $   (7,156)   $  (2,014)     $  (2,690)      $  12,213
Non-cash expenses                     -          17,563           20,843        1,915              -          40,321
Equity in net (income)
  loss from subsidiary          (11,860)          7,156            2,014            -          2,690               -
Changes in working capital         (380)          6,741          (17,976)      (1,892)             -         (13,507)
                              ---------      ----------       ----------   ----------     -----------     -----------
Net cash provided by (used for)
  operating activities              (27)         43,320           (2,275)      (1,991)             -          39,027
Net cash provided by (used for)
  investing activities                -         (15,782)          (5,814)       2,619              -         (18,977)
Net cash provided by (used for)
  financing activities               27         (21,894)           6,516         (428)             -         (15,779)
Effect of exchange rate changes
  on cash                             -               -                -          206              -             206
                              ---------      ----------       ----------   ----------     -----------     -----------
Net increase (decrease)in cash
  and cash equivalents                -           5,644           (1,573)         406              -           4,477
Cash and cash equivalents at
  beginning of period                 -          24,290            1,666          236              -          26,192
                              ---------      ----------       ----------   ----------     -----------     -----------
Cash and cash equivalents
  at end of period            $       -      $   29,934       $       93    $     642      $       -       $  30,669
                              =========      ==========       ==========   ==========     ===========     ===========

                                                            TWENTY-SIX WEEKS ENDED JUNE 28, 2003
                              ----------------------------------------------------------------------------------------
                               BPC Holding   Berry Plastics   Combined     Combined
                               Corporation    Corporation    Guarantor    Non-guarantor  Consolidating
                                (PARENT)        (ISSUER)    SUBSIDIARIES  SUBSIDIARIES   ADJUSTMENTS     CONSOLIDATED
                                --------        --------    ------------  ------------   -----------     ------------
CONSOLIDATING STATEMENT OF OPERATIONS
Net sales                      $      -      $  101,414       $  159,778    $  11,057      $        -      $  272,249
Cost of goods sold                    -          70,223          125,947       10,206               -         206,376
                              ---------      ----------       ----------   ----------     -----------     -----------
Gross profit                          -          31,191           33,831          851               -          65,873
Operating expenses                    -          13,347           14,858        1,533               -          29,738
                              ---------      ----------       ----------   ----------     -----------     -----------
Operating income (loss)               -          17,844           18,973         (682)              -          36,135
Interest expense (income), net     (392)           (144)          22,342          723               -          22,529
Income taxes (benefit)               17           5,914               68          (14)              -           5,985
Equity in net (income)
  loss from subsidiary           (7,246)          4,828            1,391            -           1,027               -
                              ---------      ----------       ----------   ----------     -----------     -----------
Net income (loss)              $  7,621      $    7,246       $   (4,828)   $  (1,391)     $   (1,027)     $    7,621
                              =========      ==========       ==========   ==========     ===========     ===========

CONSOLIDATING STATEMENT OF CASH FLOWS
Net income (loss)              $  7,621      $    7,246       $   (4,828)   $  (1,391)     $   (1,027)     $    7,621
Non-cash expenses                  (385)         13,255           13,246        1,644               -          27,760
Equity in net (income)
  loss from subsidiary           (7,246)          4,828            1,391            -           1,027               -

Changes in working capital            -          (5,486)          (2,218)       (282)               -          (7,986)
                              ---------      ----------       ----------   ----------     -----------     -----------
Net cash provided by (used for)
  operating activities              (10)         19,843            7,591         (29)               -          27,395
Net cash used for investing
  activities                          -         (15,511)          (8,093)     (2,610)               -         (26,214)
Net cash provided by (used for)
  financing activities               10          (8,036)             550       3,014                -          (4,462)
Effect of exchange rate changes
  on cash                             -               -                -         (75)               -             (75)
                              ---------      ----------       ----------   ----------     -----------     -----------
Net increase (decrease)in cash
  and cash equivalents                -          (3,704)              48         300                -          (3,356)
Cash and cash equivalents at
  beginning of period                 1          15,156              264         192                -          15,613
                              ---------      ----------       ----------   ----------     -----------     -----------
Cash and cash equivalents
  at end of period             $      1      $   11,452       $      312    $    492       $        -      $   12,257
                              =========      ==========       ==========   ==========     ===========     ===========


8. SUBSEQUENT EVENT

On August 9, 2004, the Amended and Restated Credit Facility was amended and restated (the "Second Amended and Restated Credit Facility"). The Second Amended and Restated Credit Facility provides (i) a $365.5 million term loan and (ii) a $100.0 million revolving credit facility. The proceeds from the new term loan were used to repay the outstanding balance of the term loans from the Amended and Restated Credit Facilty. The Second Amended and Restated Credit Facility provides the Company with the ability to borrow up to an additional $150.0 million of senior indebtedness subject to certain restrictions. The terms of the additional indebtedness will be determined by the market conditions at the time of borrowing. With respect to the new term loan, the "applicable margin" has been reduced to (i) with respect to Base Rate Loans, 1.25% per annum and (ii) with respect to Eurodollar Rate Loans, 2.25% per annum. In addition, the applicable margins can be further reduced by an additional .25% subject to the Company meeting a leverage ratio target. All other significant terms and conditions do not differ materially from the Amended and Restated Credit Facility.

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

Accounts receivable. We evaluate our allowance for doubtful accounts on a quarterly basis and review any significant customers with delinquent balances to determine future collectibility. We base our determinations on legal issues

(such as bankruptcy status), past history, current financial and credit agency reports, and the experience of our credit representatives. We reserve accounts that we deem to be uncollectible in the quarter in which we make the determination. We maintain additional reserves based on our historical bad debt experience. We believe, based on past history and our credit policies, that the net accounts receivable are of good quality. A ten percent increase or decrease in our bad debt experience would not have a material impact on the results of operations of the Company. Our allowance for doubtful accounts was $3.1 million as of June 26, 2004.

Medical insurance. We offer our employees medical insurance that is primarily self-insured by us. As a result, we accrue a liability for known claims as well as the estimated amount of expected claims incurred but not reported. We evaluate our medical claims liability on a quarterly basis and obtain an independent actuarial analysis on an annual basis. We accrue as a liability expected claims incurred but not reported and any known claims. Based on our analysis, we believe that our recorded medical claims liability is sufficient. A ten percent increase or decrease in our medical claims experience would not have a material impact on the results of operations of the Company. Our accrued liability for medical claims was $3.2 million, including reserves for expected medical claims incurred but not reported, as of June 26, 2004.

Workers'  compensation insurance.  Starting in fiscal 2000,  we  converted  the majority of our facilities to a large deductible program for workers' compensation insurance. On a quarterly basis, we evaluate our liability based on third-party adjusters' independent analyses by claim. Based on our analysis, we believe that our recorded workers' compensation liability is sufficient. A ten percent increase or decrease in our workers' compensations claims experience would not have a material impact on the results of operations of the Company. Our accrued liability for workers' compensation claims was $3.1 million as of June 26, 2004.

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

Based on a critical assessment of our accounting policies and the underlying judgments and uncertainties affecting the application of those policies, we believe that our consolidated financial statements provide a meaningful and fair perspective of BPC Holding and its consolidated subsidiaries. This is not to suggest that other risk factors such as changes in economic conditions, changes in material costs and others could not materially adversely impact our consolidated financial position, results of operations and cash flows in future periods.

ACQUISITIONS AND DISPOSAL

We maintain a selective and disciplined acquisition strategy, which is focused on improving our financial performance in the long-term, enhancing our market positions and expanding our product lines or, in some cases, providing us with a new or complementary product line. We have historically acquired businesses with profit margins that are lower than that of our existing business, which has resulted in temporary decreases in our margins. We have historically achieved significant reductions in manufacturing and overhead costs of acquired companies by introducing advanced manufacturing processes, exiting low-margin businesses or product lines, reducing headcount, rationalizing facilities and machinery, applying best practices and capitalizing on economies of scale. In connection with our acquisitions, we have in the past and may in the future incur charges related to these reductions and rationalizations.

On February 25, 2003, Berry acquired the 400 series continuous threaded injection molded closure assets from CCL Plastic Packaging located in Los Angeles, California ("CCL Acquisition"). On May 30, 2003, Berry acquired the injection molded overcap lid assets from APM Inc. located in Benicia, California ("APM Acquisition"). On November 20, 2003, Berry acquired Landis Plastics, Inc. (the "Landis Acquisition"), a manufacturer and marketer of open-top containers. In April 2004, Berry Plastics U.K. Limited, a foreign subsidiary of Berry, sold the manufacturing equipment, inventory, and accounts receivable for its U.K. milk cap business to Portola Packaging U.K. Limited.

RESULTS OF OPERATIONS

13 WEEKS ENDED JUNE 26, 2004 (THE "QUARTER")
COMPARED TO 13 WEEKS ENDED JUNE 28, 2003 (THE "PRIOR QUARTER")

Net Sales. Net sales increased $64.1 million, or 44%, to $211.0 million for the Quarter from $146.9 million for the Prior Quarter with an approximate 3% increase in net selling price due to higher resin costs passed through to our customers. Container net sales increased $60.5 million from the Prior Quarter to $133.9 million for the Quarter, with the Landis Acquisition providing net sales of approximately $56.4 million for the Quarter. Due to the movement of business between the acquired Landis facilities and our pre-existing facilities, the amount of sales related to the Landis Acquisition is estimated. The increase in Container net sales is primarily a result of the Landis Acquisition, increased selling prices and base business growth in several of the division's product lines. Closure net sales increased $0.7 million from the Prior Quarter to $33.1 million in spite of $1.2 million of net sales reclassified to the international division as described below. Consumer products net sales for the Quarter were $34.1 million compared to $35.6 million in the Prior Quarter. This $1.5 million decrease can be primarily attributed to reduced volume from injection drink cups partially offset by increased sales from thermoformed drink cups. In 2004, we created our international division as a separate operating and reporting division to increase sales and improve service to international customers utilizing existing resources. The international segment includes the Company's foreign facilities and business from domestic facilities that is shipped or billed to foreign locations. The
2003 results for the foreign facilities have been reclassified to the international segment; however, business from domestic facilities that were shipped or billed to foreign locations cannot be separately identified for 2003. The international division provided net sales of $10.0 million in the Quarter compared to $5.5 million in the Prior Quarter primarily as a result of the effects of this reclassification and the Landis Acquisition.

Gross Profit. Gross profit increased by $11.7 million to $46.5 million (22% of net sales) for the Quarter from $34.8 million (24% of net sales) for the Prior Quarter. This increase of 34% was primarily attributed to the combined impact of additional sales volume, productivity improvement initiatives, and the timing effect of the 3% increase in net selling prices due to higher resin costs passed through to our customers partially offset by increased raw material costs. The historical margin percentage of the Landis acquired business is significantly less than the Company's historical gross margins thereby reducing consolidated margins. We have continued to consolidate products and business of recent acquisitions to the most efficient tooling, providing customers with improved products and customer service. As part of the Landis integration, in the fourth quarter of 2003, we closed our Monticello, Indiana facility, which was acquired in the Landis Acquisition. The business from this location was distributed throughout our facilities. Also, significant productivity improvements were made since the Prior Quarter, including the addition of state-of-the-art injection molding, thermoforming and post molding equipment at several of our facilities.

Operating Expenses. Selling expenses increased by $0.9 million to $6.9 million for the Quarter from $6.0 million for the Prior Quarter principally as a result of increased selling expenses associated with higher sales partially offset by cost reduction efforts. General and administrative expenses increased $3.2 million from $6.5 million for the Prior Quarter to $9.7 million for the Quarter primarily as a result of the Landis Acquisition and increased accrued bonus expense. Research and development expenses remained relatively constant with an increase of less than $0.1 million over the Prior Quarter. Amortization of intangibles increased $0.9 million from $0.8 million in the Prior Quarter primarily as a result of additional intangible assets resulting from the Landis Acquisition. During the Quarter, transition expenses were $0.9 million related to the Landis Acquisition and $0.6 million related to the shutdown and reorganization of facilities. In the Prior Quarter, transition expenses were $0.2 million related to the CCL Acquisition and $1.5 million related to the shutdown and reorganization of facilities.

Interest Expense, Net. Net interest expense increased $1.8 million to $12.8 million for the Quarter compared to $11.0 million for the Prior Quarter primarily due to additional indebtedness utilized to finance the Landis Acquisition partially offset by decreased rates of interest on borrowings.

Income Taxes. For the Quarter, we recorded income tax expense of $5.5 million or an effective tax rate of 43%. The effective tax rate is greater than the statutory rate due to the impact of state taxes and foreign location losses for which no benefit was currently provided. The increase of $2.1 million from $3.4 million in the Prior Quarter is attributed to the increase in income before income taxes. As a result of the Merger, the amount of the predecessor's net operating loss carryforward which can be used in any given year is limited to approximately $12.9 million.

Net  Income.   Net  income  is  $7.4  million  for the Quarter compared to $4.5 million for the Prior Quarter for the reasons discussed above.

26 WEEKS ENDED JUNE 26, 2004 ("YTD")
COMPARED TO 26 WEEKS ENDED JUNE 28, 2003 ("PRIOR YTD")

Net Sales. Net sales increased $130.5 million, or 48%, to $402.8 million for the YTD from $272.3 million for the Prior YTD with an approximate 4% increase in net selling price due to higher resin costs passed through to our customers. Container net sales increased $118.3 million from the Prior YTD to $253.2 million for the YTD, with the Landis Acquisition and APM Acquisition providing net sales of $112.1 million and $0.3 million for the YTD, respectively. Due to the movement of business between the acquired Landis facilities and our pre-existing facilities, the amount of sales related to the Landis Acquisition is estimated. The increase in Container net sales is primarily a result of the Landis Acquisition, increased selling prices and base business growth in several of the division's product lines. Closure net sales increased $1.6 million from the Prior YTD to $63.6 million for the YTD. This increase is primarily due to higher selling prices and domestic base business growth partially offset by $2.9 million of YTD net sales reclassified to the international division as described below. Consumer products net sales for the YTD were $66.0 million compared to $64.3 million in the Prior YTD. This $1.7 million increase can be primarily attributed to increased sales from thermoformed drink cups partially offset by reduced volume from injection drink cups. In 2004, we created our international division as a separate operating and reporting division to increase sales and improve service to international customers utilizing existing resources. The international segment includes the Company's foreign facilities and business from domestic facilities that is shipped or billed to foreign locations. The 2003 results for the foreign facilities have been reclassified to the international segment; however, business from domestic facilities that were shipped or billed to foreign locations cannot be separately identified for 2003. The international division provided net sales of $20.0 million in the YTD compared to $11.1 million in the Prior YTD primarily as a result of the effects of this reclassification and the Landis Acquisition.

Gross Profit. Gross profit increased by $23.7 million to $89.6 million (22% of net sales) for the YTD from $65.9 million (24% of net sales) for the Prior YTD. This 36% increase was primarily attributed to the combined impact of additional sales volume, productivity improvement initiatives, and the timing effect of the 4% increase in net selling prices due to higher resin costs passed through to our customers partially offset by increased raw material costs. The historical margin percentage of the Landis acquired business was significantly less than the Company's historical gross margins thereby reducing consolidated margins. We have continued to consolidate products and business of recent acquisitions to the most efficient tooling, providing customers with improved products and customer service. As part of the Landis integration, in the fourth quarter of 2003, we closed our Monticello, Indiana facility, which was acquired in the Landis Acquisition. The business from this location was distributed throughout our facilities. Also, significant productivity improvements were made since the Prior YTD, including the addition of state-of-the-art injection molding, thermoforming and post molding equipment at several of our facilities.

Operating Expenses. Selling expenses increased by $1.4 million to $13.6 million for the YTD from $12.2 million for the Prior YTD principally as a result of increased selling expenses associated with higher sales partially offset by cost reduction efforts. General and administrative expenses increased $6.4 million from $12.5 million for the Prior YTD to $18.9 million for the YTD primarily as a result of the Landis Acquisition and increased accrued bonus expense. Research and development expenses increased slightly with an increase of $0.2 million over the Prior YTD. Amortization of intangibles increased $2.1 million from $1.4 million in the Prior YTD primarily as a result of additional intangible assets resulting from the Landis Acquisition. During the YTD, transition expenses were $1.1 million related to the Landis Acquisition and $3.0 million related to the shutdown and reorganization of facilities. In the Prior YTD, transition expenses were $1.0 million related to an uncompleted acquisition, $0.5 million related to the CCL Acquisition and $0.5 million related to the shutdown and reorganization of facilities.

Interest Expense, Net. Net interest expense increased $3.6 million to $26.1 million for the YTD compared to $22.5 million for the Prior YTD primarily due to additional indebtedness utilized to finance the Landis Acquisition partially offset by decreased rates of interest on borrowings.

Income Taxes. For the YTD, we recorded income tax expense of $9.5 million or an effective tax rate of 44%. The effective tax rate is greater than the statutory rate due to the impact of state taxes and foreign location losses for which no benefit was currently provided. The increase of $3.5 million from $6.0 million in the Prior YTD is attributed to the increase in income before income taxes. As a result of the Merger, the amount of the predecessor's net operating loss carryforward which can be used in any given year is limited to approximately $12.9 million.

Net Income. Net income is $12.2 million for the YTD compared to $7.6 million for the Prior YTD for the reasons discussed above.

LIQUIDITY AND CAPITAL RESOURCES

On July 22, 2002, we entered into a credit and guaranty agreement and a related pledge security agreement with a syndicate of lenders led by Goldman Sachs Credit Partners L.P., as administrative agent (the "Credit Facility"). On November 10, 2003, in connection with the Landis Acquisition, we amended and restated the Credit Facility (the "Amended and Restated Credit Facility"). The Amended and Restated Credit Facility is comprised of (1) a $330.0 million term loan, (2) a $50.0 million delayed draw term loan facility, and (3) a $100.0 million revolving credit facility. On November 10, 2003, we used $325.9 million to refinance in full the balance outstanding under our prior term loan in the Credit Facility. The remaining $4.1 million was used to fund a portion of the purchase price for the Landis Acquisition. The $50.0 million delayed draw facility was drawn on November 20, 2003 to fund a portion of the purchase price for the Landis Acquisition. The maturity date of the term loan and delayed draw term loan is July 22, 2010, and the maturity date of the revolving credit facility is July 22, 2008. The indebtedness under the Amended and Restated Credit Facility is guaranteed by BPC Holding and all of its domestic subsidiaries. The obligations of Berry Plastics under the Amended and Restated Credit Facility and the guarantees thereof are secured by substantially all of the assets of such entities. At June 26, 2004, there were no borrowings outstanding on the revolving credit facility.

Borrowings under the Amended and Restated Credit Facility bear interest, at our option, at either (1) the base rate, which is a rate per annum equal to the greater of the prime rate and the federal funds effective rate in effect on the date of determination plus 0.50% plus the applicable margin (the "Base Rate Loans") or (2) an adjusted Eurodollar Rate which is equal to the rate for Eurodollar deposits plus the applicable margin (the "Eurodollar Rate Loans"). For the term loan and delayed draw term loan, the applicable margin is (1) with respect to Base Rate Loans, 1.50% per annum and (2) with respect to Eurodollar Rate Loans, 2.50% per annum. For Eurodollar Rate Loans under the revolving credit facility, the applicable margin ranges from 2.75% per annum to 2.00% per annum, depending on our leverage ratio (2.75% based on results through June 26,
2004). The applicable margin with respect to Base Rate Loans will always be 1.00% per annum less than the applicable margin for Eurodollar Rate Loans. Interest is payable quarterly for Base Rate Loans and at the end of the applicable interest period for all Eurodollar Rate Loans. The interest rate applicable to overdue payments and to outstanding amounts following an event of default under the Amended and Restated Credit Facility is equal to the interest rate at the time of an event of default plus 2.00%. We also must pay commitment fees ranging from 0.375% per annum to 0.50% per annum on the average daily unused portion of the revolving credit facility. Pursuant to a requirement in the Amended and Restated Credit Facility and as a result of an economic slowdown and corresponding interest rate reductions, we entered into an interest rate collar arrangement in October 2002 to protect $50.0 million of the outstanding variable rate term loan debt from future interest rate volatility. Under the interest rate collar agreement, the Eurodollar rate with respect to the $50.0 million of outstanding variable rate term loan debt will not exceed 6.75% or drop below 1.97%.

The Amended and Restated Credit Facility contains significant financial and operating covenants, including prohibitions on our ability to incur specified additional indebtedness or to pay dividends, and restrictions on our ability to make capital expenditures and investments and dispose of assets or consummate acquisitions. The Amended and Restated Credit Facility contains (1) a minimum interest coverage ratio as of the last day of any quarter of 2.10:1.00 per quarter for the quarters ending June 2004 and September 2004, 2.15:1.00 per quarter for the quarters ending December 2004 and March 2005, 2.25:1.00 per quarter for the quarters ending June 2005 through March 2006, 2.35:1.00 per quarter for the quarters ending June 2006 through December 2006 and 2.50:1.00 per quarter thereafter, (2) a maximum amount of capital expenditures (subject to the rollover of certain unexpended amounts from the prior year and increases due to acquisitions) of $50 million for the year ending 2004, $60 million for the years ending 2005, 2006 and 2007, and $65 million for each year thereafter, and (3) a maximum total leverage ratio as of the last day of any quarter of 5.75:1.00 per quarter for the quarters ending June 2004 and September 2004, 5.50:1.00 per quarter for the quarters ending December 2004 through June 2005, 5.25:1.00 per quarter for the quarters ending September 2005 and December 2005, 5.00:1.00 per quarter for the quarters ending March 2006 and June 2006, 4.75:1.00 per quarter for the quarters ending September 2006 through March 2007, 4.50:1.00 per quarter for the quarters ending June 2007 through December 2007, 4.25:1.00 per quarter for the quarters ending March 2008 through December 2008, and 4.00:1.00 per quarter thereafter. The occurrence of a default, an event of default or a material adverse effect on Berry Plastics would result in our inability to obtain further borrowings under our revolving credit facility and could also result in the acceleration of our obligations under any or all of our debt agreements, each of which could materially and adversely affect our business. We were in compliance with all of the financial and operating covenants at June 26, 2004.

The term loans amortize quarterly in the aggregate as follows: $919,773 each quarter beginning September 30, 2004 and ending June 30, 2009; and $86,782,384 each quarter beginning September 30, 2009 and ending June 30, 2010. Borrowings under the Amended and Restated Credit Facility are subject to mandatory prepayment under specified circumstances, including if we meet specified cash flow thresholds, collect insurance proceeds in excess of certain thresholds, issue equity securities or debt or sell assets not in the ordinary course of business, or upon a sale or change of control of the Company. There is no required amortization of the revolving credit facility. Outstanding borrowings under the revolving credit facility may be repaid at any time, and may be reborrowed at any time prior to the maturity date which is on July 22, 2008. The revolving credit facility allows up to $25.0 million of letters of credit to be issued instead of borrowings and up to $10.0 million of swingline loans.

On August 9, 2004, the Amended and Restated Credit Facility was amended and restated (the "Second Amended and Restated Credit Facility"). The Second Amended and Restated Credit Facility provides (i) a $365.5 million term loan and (ii) a $100.0 million revolving credit facility. The proceeds from the new term loan were used to repay the outstanding balance of the term loans from the Amended and Restated Credit Facilty. The Second Amended and Restated Credit Facility provides us with the ability to borrow up to an additional $150.0 million of senior indebtedness subject to certain restrictions. The terms of the additional indebtedness will be determined by the market conditions at the
time of borrowing.   With  respect  to  the  new  term  loan,  the "applicable
margin" has been reduced to (i) with respect to Base Rate Loans, 1.25% per annum and (ii) with respect to Eurodollar Rate Loans, 2.25% per annum. In addition, the applicable margins can be further reduced by an additional .25% subject to us meeting a leverage ratio target. All other significant terms and conditions do not differ materially from the Amended and Restated Credit Facility.

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

On November 20, 2003, we completed an offering of $85.0 million aggregate principal amount of additional 2002 Notes (the "Add-on Notes" and together with the 2002 Notes, the "Notes"). The net proceeds to us from the sale of the Add-on Notes, after expenses, were $91.8 million as the Add-on Notes were sold at a premium of 12% over the face amount. The proceeds from the Add-on Notes were used in the financing of the Landis Acquisition. The Add-on Notes constitute a single class with the 2002 Notes. Holding and all of our domestic subsidiaries fully, jointly, severally, and unconditionally guarantee the Add-on Notes.

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

Net cash provided by operating activities was $39.0 million for the YTD compared to $27.4 million for the Prior YTD. The increase of $11.6 million is primarily due to improved operating performance as net income before depreciation and amortization increased $13.9 million.

Net cash used for investing activities decreased from $26.2 million for the Prior YTD to $19.0 million for the YTD primarily as a result of Berry receiving $6.7 million in the YTD related to the working capital adjustment from the Landis Acquisition. In addition, Berry Plastics U.K. Limited, a foreign subsidiary of Berry, reached an agreement in March 2004 to sell the manufacturing equipment, inventory, and accounts receivable for its U.K. milk cap business to Portola Packaging U.K. Limited. The transaction valued at approximately $4.0 million closed in April 2004. The U.K. milk cap business represented less than $3.0 million of our annual consolidated net sales. Capital spending of $28.7 million in the YTD included $1.5 million for buildings and systems, $9.1 million for molds, $13.0 million for molding and printing machines, and $5.1 million for accessory equipment and systems. Fiscal 2004 capital spending is expected to be approximately $50.0 million.

Net cash used for financing activities was $15.8 million for the YTD compared to $4.5 million for the Prior YTD. The decrease of $11.3 million can be primarily attributed to a voluntary principal prepayment of $12.0 million on the term loans under the Amended and Restated Credit Facility made in the Quarter.

Increased working capital needs occur whenever we experience strong incremental demand or a significant rise in the cost of raw material, particularly plastic resin. However, we anticipate that our cash interest, debt principal payments, working capital and capital expenditure requirements for 2004 will be satisfied through a combination of funds generated from operating activities and cash on hand, together with funds available under the Second Amended and Restated Credit Facility. We base such belief on historical experience and the substantial funds available under the Amended and Restated Credit Facility. However, we cannot predict our future results of operations and our ability to meet our obligations involves numerous risks and uncertainties, including, but not limited to, those described in the "Risk Factors" section. At June 26, 2004, our cash balance was $30.7 million, and we had unused borrowing capacity under the Amended and Restated Credit Facility's revolving line of credit of $94.1 million. Although the $94.1 million was available at June 26, 2004, the covenants under our Second Amended and Restated Credit Facility may limit our ability to make such borrowings in the future.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk from changes in interest rates primarily through our Amended and Restated Credit Facility. The Amended and Restated Credit Facility is comprised of (1) a $330.0 million term loan, (2) a $50.0 million delayed draw term loan facility, and (3) a $100.0 million revolving credit facility. At June 26, 2004, there were no borrowings outstanding on the revolving credit facility. The net outstanding balance of the term loan and the delayed draw term loan facility at June 26, 2004 was $316.4 million and $50.0 million, respectively. The term loan and delayed draw term loan bear interest at the Eurodollar rate plus the applicable margin. Future borrowings under the Amended and Restated Credit Facility bear interest, at our option, at either (1) the base rate, which is a rate per annum equal to the greater of the prime rate and the federal funds effective rate in effect on the date of determination plus 0.5% plus the applicable margin or (2) an adjusted Eurodollar Rate which is equal to the rate for Eurodollar deposits plus the applicable margin. We utilize interest rate instruments to reduce the impact of either increases or decreases in interest rates on its floating rate debt. Pursuant to a requirement in the Amended and Restated Credit Facility and as a result of an economic slowdown and corresponding interest rate reductions, we entered into an interest rate collar arrangement in October 2002 to protect $50.0 million of the outstanding variable rate term loan debt from future interest rate volatility. Under the interest rate collar agreement, the

Eurodollar rate with respect to the $50.0 million of outstanding variable rate term loan debt will not exceed 6.75% or drop below 1.97%. At June 26, 2004, the Eurodollar rate applicable to the term loan and delayed draw loan was 1.18%. If the Eurodollar rate increases 0.25% and 0.5%, we estimate an annual increase in our interest expense of approximately $0.9 million and $1.8 million, respectively.

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

PART II.  OTHER INFORMATION

ITEM 5(A).OTHER INFORMATION

Mr. Londal and Mr. Dalton each resigned from the Board of Directors of the Company and Berry in order to pursue other opportunities not related to Berry. Mr. Londal has been replaced by Mr. Stephen Trevor of Goldman, Sachs & Co., and Mr. Dalton has been replaced by Mr. Douglas Graham of Goldman, Sachs & Co. Mr. Trevor has been appointed to the Equity Compensation Committee of the Company and the Audit, Compensation and Corporate Development Committees of Berry. Mr. Graham has been appointed to the Audit Committee of the Company and the Audit and Finance committees of Berry. In addition, on July 21, 2004, the Board of Directors of the Company and Berry elected Mr. Terry Peets to serve as an independent Director.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

   (a)Exhibits:

      31.1Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer

      31.2Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer

      32.1Section 1350 Certification of the Chief Executive Officer

      32.2Section 1350 Certification of the Chief Financial Officer

   (b)Reports on Form 8-K:

      None

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      BPC Holding Corporation
                                      Berry Plastics Corporation
August 9, 2004


                                   By: /s/ James M. Kratochvil
                                      ------------------------------------
                                      James M. Kratochvil
                                      Executive Vice President, Chief Financial
                                      Officer, Treasurer and Secretary of the
                                      entities listed above (Principal
                                      Financial and Accounting Officer)