Form 10-Q
period 2004-09-25
BPC HOLDING CORP; BERRY PLASTICS CORP
filed 2004-11-08
CIK 919465, 919463

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 25, 2004
                                      or
[   ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

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

As of October 31, 2004, there were outstanding 3,378,245 shares of the Common Stock, $.01 par value, of BPC Holding Corporation. As of October 31, 2004, there were outstanding 100 shares of the Common Stock, $.01 par value, of Berry Plastics Corporation.

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

   risks of competition, including foreign competition, in our existing and future markets;

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

                            BPC HOLDING CORPORATION
                          BERRY PLASTICS CORPORATION


                                FORM 10-Q INDEX

                 FOR QUARTERLY PERIOD ENDED SEPTEMBER 25, 2004




                                                                      Page No.
PART I.FINANCIAL INFORMATION

       Item 1. Financial Statements:
               Consolidated Balance Sheets........................         4
               Consolidated Statements of Operations..............         6
               Consolidated Statements of Changes in Stockholders' Equity  7
               Consolidated Statements of Cash Flows..............         8
               Notes to Consolidated Financial Statements.........         9

      Item 2.  Management's Discussion and Analysis of
               Financial Condition and Results of Operations......        20

      Item 3.  Quantitative and Qualitative Disclosures about Market Risk 28
      Item 4.  Controls & Procedures..............................        29

PART II.OTHER INFORMATION

      Item 6.  Exhibits and Reports on Form 8-K...................        30

SIGNATURE.........................................................        31

PART 1.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                           BPC HOLDING CORPORATION
                          CONSOLIDATED BALANCE SHEETS
            (In Thousands of Dollars, except per share information)

                                                         SEPTEMBER 25,     DECEMBER 27,
                                                             2004              2003
                                                        ----------------  ---------------
                                                           (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                $   6,583         $  26,192
  Accounts receivable (less allowance
   for doubtful accounts of $3,188 at
   September 25, 2004 and $2,717 at
   December 27, 2003)                                         93,369            76,152
  Inventories:
    Finished goods                                            67,222            61,556
    Raw materials and supplies                                24,738            19,988
                                                          ----------        ----------
                                                              91,960            81,544
  Prepaid expenses and other current assets                   13,578            19,192
                                                          ----------        ----------
Total current assets                                         205,490           203,080

Property and equipment:
  Land                                                         9,397             7,935
  Buildings and improvements                                  58,381            58,135
  Machinery, equipment and tooling                           271,799           249,291
  Construction in progress                                    33,504            24,433
                                                          ----------        ----------
                                                             373,081           339,794
  Less accumulated depreciation                               95,764            56,817
                                                          ----------        ----------
                                                             277,317           282,977
Intangible assets:
  Deferred financing fees, net                                20,625            22,283
  Customer relationships, net                                 86,294            90,540
  Goodwill                                                   360,862           376,769
  Trademarks                                                  33,448            33,448
  Other intangibles, net                                       6,348             6,709
                                                          ----------        ----------
                                                             507,577           529,749
                                                          ----------        ----------
Total assets                                               $ 990,384        $1,015,806
                                                          ==========        ==========

                                     4

                            BPC HOLDING CORPORATION
                    CONSOLIDATED BALANCE SHEETS (CONTINUED)
            (In Thousands of Dollars, except per share information)

                                                         SEPTEMBER 25,     DECEMBER 27,
                                                             2004              2003
                                                        ----------------  ---------------
                                                           (Unaudited)
                                                                                                          (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                         $  54,632         $  43,175
  Accrued expenses and other current liabilities              17,702            21,335
  Accrued interest                                             9,219            18,132
  Employee compensation and payroll taxes                     32,305            23,528
  Current portion of long-term debt                           10,857             9,339
                                                          ----------        ----------
Total current liabilities                                    124,715           115,509

Long-term debt, less current portion                         690,611           742,266
Deferred income taxes                                            395               720
Other long-term liabilities                                    2,755             4,720
                                                          ----------        ----------
Total liabilities                                            818,476           863,215
Stockholders' equity:
  Preferred stock; $.01 par value:
   500,000 shares authorized; 0 shares
   issued and outstanding at September
   25, 2004 and December 27, 2003                                  -                 -
  Common stock; $.01 par value:
   5,000,000 shares authorized;
   3,398,807 shares issued at September
   25, 2004 and 3,397,637 shares issued
   at December 27, 2003                                           34                34
  Additional paid-in capital                                 344,416           344,363
  Adjustment of the carryover basis of
   continuing stockholders                                  (196,603)         (196,603)
  Notes receivable - common stock                            (14,648)          (14,157)
  Treasury stock:  20,562 shares and
   19,714 shares of common stock
   at September 25, 2004 and December 27,
   2003, respectively                                         (2,056)           (1,972)
  Retained earnings                                           35,081            16,227
  Accumulated other comprehensive income                       5,684             4,699
                                                          ----------        ----------
Total stockholders' equity                                   171,908           152,591
                                                          ----------        ----------
Total liabilities and stockholders' equity                 $ 990,384        $1,015,806
                                                          ==========        ==========



See notes to consolidated financial statements.
                                     5

                           BPC HOLDING CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                           (In Thousands of Dollars)

                                 THIRTEEN WEEKS ENDED        THIRTY-NINE WEEKS ENDED
                             ---------------------------   ---------------------------
                              SEPTEMBER 25, SEPTEMBER 27,   SEPTEMBER 25, SEPTEMBER  27,
                                  2004          2003            2004          2003
                             ---------------------------   ---------------------------
                               (Unaudited)  (Unaudited)      (Unaudited)   (Unaudited)

Net sales                      $ 204,803    $ 139,306         $ 607,570    $ 411,555
Cost of goods sold               160,824      106,845           474,004      313,221
                               ---------    ---------         ---------    ---------
Gross profit                      43,979       32,461           133,566       98,334

Operating Expenses:
   Selling                         6,306        5,510            19,857       17,714
   General and administrative      9,354        5,653            28,244       18,142
   Research and development          888          842             2,668        2,459
   Amortization of intangibles     1,517          750             4,991        2,188
   Other expenses                    764          683             4,808        2,673
                               ---------    ---------         ---------    ---------
Operating income                  25,150       19,023            72,998       55,158

Interest:
   Expense                       (13,245)     (11,467)          (39,782)     (34,403)
   Income                            184          202               588          609
                               ---------    ---------         ---------    ---------
Income before income taxes        12,089        7,758            33,804       21,364


Income taxes                       5,448        3,540            14,950        9,525
                               ---------    ---------         ---------    ---------
Net income                      $  6,641      $ 4,218          $ 18,854     $ 11,839
                               =========    =========         =========    =========


See notes to consolidated financial statements.
                                     6

                            BPC HOLDING CORPORATION
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (Unaudited)
                           (In Thousands of Dollars)

                                              ADJUSTMENT OF
                                              THE CARRYOVER  NOTES                      ACCUMULATED
                                    ADDITIONAL  BASIS OF    RECEIVABLE-                    OTHER
                             COMMON  PAID-IN   CONTINUING    COMMON   TREASURY RETAINED COMPREHENSIVE     COMPREHENSIVE
                             STOCK   CAPITAL   STOCKHOLDERS  STOCK     STOCK   EARNINGS    INCOME    TOTAL   INCOME
                             ------------------------------------------------------------------------------------------

Balance at December 27, 2003  $34   $344,363   $(196,603)  $(14,157)  $(1,972)  $16,227    $4,699   $152,591
Issuance of common stock        -         53           -          -         -         -         -         53   $    -
Collection on notes receivable  -          -           -         73         -         -         -         73        -
Purchase of treasury stock      -          -           -          -      (192)        -         -       (192)       -
Sale of treasury stock          -          -           -          -       108         -         -        108        -
Interest on notes receivable    -          -           -       (564)        -         -         -       (564)       -
Translation gain                -          -           -          -         -         -       320        320      320
Other comprehensive gains       -          -           -          -         -         -       665        665      665
Net income                      -          -           -          -         -    18,854         -     18,854   18,854
                             -----  ---------   ---------  ---------   -------  --------   -------   -------- --------
Balance at September 25, 2004 $34   $344,416   $(196,603)  $(14,648)  $(2,056)  $35,081   $ 5,684   $171,908 $ 19,839
                             =====  =========   =========  =========   =======  ========   =======   ======== ========



See notes to consolidated financial statements.

                           BPC HOLDING CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In Thousands of Dollars)

                                                          THIRTY-NINE WEEKS ENDED
                                                   --------------------------------------
                                                     SEPTEMBER 25,      SEPTEMBER 27,
                                                         2004               2003
                                                   --------------------------------------
                                                      (Unaudited)        (Unaudited)
OPERATING ACTIVITIES
Net income                                           $  18,854          $  11,839
Adjustments to reconcile net income
 to net cash provided by operating activities:
    Depreciation                                        39,616             28,866
    Non-cash interest expense                            1,410              1,800
    Amortization                                         4,991              2,188
    Deferred income taxes                               14,721              9,336
    Changes in operating assets and liabilities:
       Accounts receivable, net                        (17,668)           (11,195)
       Inventories                                     (10,405)             7,154
       Prepaid expenses and other assets                (2,019)            (1,366)
       Accrued interest                                 (8,913)            (7,616)
       Payables and accrued expenses                    15,337              4,907
                                                    -----------        -----------
Net cash provided by operating activities               55,924             45,913

INVESTING ACTIVITIES
Additions to property and equipment                    (34,134)           (21,110)
Proceeds from disposal of property and equipment         3,382                  -
Proceeds from working capital settlement
 on acquired business                                    7,397                  -
Acquisitions of businesses                                (450)            (5,755)
                                                    -----------        -----------
Net cash used for investing activities                 (23,805)           (26,865)

FINANCING ACTIVITIES
Proceeds from long-term borrowings                         655                  -
Payments on long-term borrowings                       (51,911)            (7,385)
Proceeds from notes receivable                              73                  -
Proceeds from issuance of common stock                      53                  -
Proceeds from sale of treasury stock                       108                 22
Purchase of treasury stock                                (192)              (441)
Debt financing costs                                      (641)                 -
                                                    -----------        -----------
Net cash used for financing activities                 (51,855)            (7,804)
Effect of exchange rate changes on cash                    127               (405)
                                                    -----------        -----------
Net increase (decrease) in cash and cash equivalents   (19,609)            10,839
Cash and cash equivalents at beginning of period        26,192             15,613
                                                    -----------        -----------
Cash and cash equivalents at end of period             $ 6,583           $ 26,452
                                                    ===========        ===========


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

2.     RECENT ACQUISITIONS AND DISPOSAL

On February 25, 2003, Berry acquired the 400 series continuous threaded injection molded closure assets from CCL Plastic Packaging located in Los Angeles, California ("CCL Acquisition") for aggregate consideration of approximately $4.6 million. The purchase price was allocated to fixed assets ($2.7 million), inventory ($1.1 million), customer relationships ($0.5 million), goodwill ($0.2 million), and other intangibles ($0.1 million). The purchase was financed through borrowings under the Company's revolving line of credit. The operations from the CCL Acquisition are included in Berry's operations from the acquisition date.

On May 30, 2003, Berry acquired the injection molded overcap lid assets from APM Inc. located in Benicia, California ("APM Acquisition") for aggregate consideration of approximately $0.6 million. The purchase price was allocated to fixed assets ($0.3 million), inventory ($0.1 million), customer relationships ($0.1 million), and goodwill ($0.1 million). The purchase was financed through cash provided by operations. The operations from the APM Acquisition are included in Berry's operations from the acquisition date.

On November 20, 2003, Berry acquired Landis Plastics, Inc. (the "Landis Acquisition") for aggregate consideration of approximately $229.7 million, including deferred financing costs and partially offset by $7.4 million of cash received as a result of the working capital settlement. The Landis Acquisition was funded through (1) the issuance by Berry Plastics of $85.0 million aggregate principal amount of 10 3/4% senior subordinated notes due 2012 to various institutional buyers, which resulted in gross proceeds of $95.2 million, (2) aggregate net borrowings of $54.1 million under Berry's amended and restated senior secured credit facility from new term loans after giving effect to the refinancing of the prior term loan, (3) an aggregate common equity contribution of $62.0 million, and (4) cash on hand of $18.4 million. Berry also agreed to acquire, for $32.0 million, four facilities that Landis leased from certain of its affiliates. Prior to the closing of the Landis Acquisition, the rights and obligations to purchase the four facilities owned by affiliates of Landis were assigned to an affiliate of W.P. Carey & Co., L.L.C., which affiliate subsequently entered into a lease with Berry for the four facilities. The allocation of purchase price is preliminary and subject to change based on actual expenses and adjustments of estimated receivables and reserves, which will be finalized in the fourth quarter of 2004. In accordance with EITF 95-3, the Company established opening balance sheet reserves related to plant shutdown, severance and unfavorable lease arrangement costs. The opening balances and current year activity is presented in the following table.

                                  THIRTY-NINE WEEKS ENDED SEPTEMBER 25, 2004
                  ESTABLISHED   -----------------------------------------------
                  AT OPENING                                           BALANCE
                    BALANCE      DECEMBER 27,             REDUCTION    AT END
                     SHEET          2003      PAYMENTS   IN ESTIMATE   OF PERIOD
                  ----------    -----------------------------------------------
EITF 95-3 reserves   $3,206       $2,892      $(1,042)     $(103)       $1,747

The pro forma financial results presented below are unaudited and assume that the Landis Acquisition occurred at the beginning of the respective period. Pro forma results have not been adjusted to reflect the acquisitions of CCL or APM as they do not differ significantly from the pro forma results presented below. The financial results for the thirteen and thirty-nine weeks ended September 25, 2004 have not been adjusted as the acquired businesses were owned by Berry for the entire period. The information presented is for informational purposes only and is not necessarily indicative of the operating results that would have occurred had the Landis Acquisition been consummated at the above date, nor are they necessarily indicative of future operating results. Further, the information reflects only pro forma adjustments for additional interest expense and amortization, net of the applicable income tax effects.

                          THIRTEEN WEEKS ENDED            THIRTY-NINE WEEKS ENDED
                    ------------------------------     ------------------------------
                     SEPTEMBER 25, SEPTEMBER 27,         SEPTEMBER 25,  SEPTEMBER 27,
                       2004           2003                  2004            2003
                    ------------------------------     ------------------------------
Pro forma net sales    $204,803      $197,424            $607,570         $576,080
Pro forma net income      6,641         3,070              18,854            7,789

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

3. LONG-TERM DEBT

Long-term debt consists of the following:

                                         SEPTEMBER 25,     DECEMBER 27,
                                             2004              2003
                                         -------------    --------------
Berry 10  3/4% Senior Subordinated Notes   $335,000          $335,000
Debt premium on 10  3/4% Notes, net           9,170            10,053
Term loans                                  332,525           380,000
Revolving lines of credit                     1,086               342
Nevada Industrial Revenue Bonds               1,500             2,000
Capital leases                               22,187            24,210
                                         -------------    --------------
                                            701,468           751,605
Less current portion of long-term debt       10,857             9,339
                                         -------------    --------------
                                           $690,611          $742,266
                                         =============    ==============

The current portion of long-term debt consists of $3.7 million of quarterly installments on the term loans, $0.5 million in repayments of the industrial bonds, and $6.7 million of principal payments related to capital lease obligations.

In connection with the Merger in 2002, the Company entered into a credit and guaranty agreement and a related pledge security agreement with a syndicate of lenders led by Goldman Sachs Credit Partners L.P., as administrative agent (the "Credit Facility"). On November 10, 2003, in connection with the Landis Acquisition, the Credit Facility was amended and restated (the "Amended and Restated Credit Facility"). On August 9, 2004, the Amended and Restated Credit Facility was amended and restated (the "Second Amended and Restated Credit Facility"). The Second Amended and Restated Credit Facility provides (i) a $365.5 million term loan and (ii) a $100.0 million revolving credit facility. The proceeds from the new term loan were used to repay the outstanding balance of the term loans from the Amended and Restated Credit Facilty. The Second Amended and Restated Credit Facility permits the Company to borrow up to an additional $150.0 million of incremental senior term indebtedness from lenders willing to provide such loans subject to certain restrictions. The terms of the additional indebtedness will be determined by the market conditions at the time of borrowing. The maturity date of the term loan is July 22, 2010, and the maturity date of the revolving credit facility is July 22, 2008. The indebtedness under the Second Amended and Restated Credit Facility is guaranteed by BPC Holding and all of its domestic subsidiaries. The obligations of the Company and its subsidiaries under the Second Amended and Restated Credit Facility and the guarantees thereof are secured by substantially all of the assets of such entities.

The Second Amended and Restated Credit Facility contains significant financial and operating covenants, including prohibitions on the ability to incur certain additional indebtedness or to pay dividends, and restrictions on the ability to make capital expenditures. The Second Amended and Restated Credit Facility also contains borrowing conditions and customary events of default, including nonpayment of principal or interest, violation of covenants, inaccuracy of representations and warranties, cross-defaults to other indebtedness, bankruptcy and other insolvency events (other than in the case of certain foreign subsidiaries). The Company was in compliance with all the financial and operating covenants at September 25, 2004. In September 2004, the Company made a voluntary principal prepayment of $33.0 million on the term loan resulting in a revision of the loan amortization schedules. Accordingly, the term loan amortizes quarterly as follows: $831,312 each quarter beginning September 30, 2004 and ending June 30, 2009; and $78,974,687 each quarter beginning September 30, 2009 and ending June 30, 2010.

Borrowings under the Second Amended and Restated Credit Facility bear interest, at the Company's option, at either (i) a base rate (equal to the greater of the prime rate or the federal funds rate plus 0.5%) plus the applicable margin (the "Base Rate Loans") or (ii) an adjusted eurodollar LIBOR (adjusted for reserves) plus the applicable margin (the "Eurodollar Rate Loans"). With respect to the term loan, the "applicable margin" is (i) with respect to Base Rate Loans, 1.25% per annum and (ii) with respect to Eurodollar Rate Loans, 2.25% per annum (4.20% at September 25, 2004). In addition, the applicable margins with respect to the term loan can be further reduced by an additional ..25% per annum subject to the Company meeting a leverage ratio target, which
was met based on the results through September 25, 2004.   With  respect to the
revolving credit facility, the "applicable margin" is subject to a pricing grid which ranges from 2.75% per annum to 2.00% per annum, depending on the
leverage  ratio  (2.50% based on results  through  September  25,  2004).   The
"applicable margin"  with respect to Base Rate Loans will always be 1.00% per
annum  less than the ``applicable  margin''  for  Eurodollar  Rate  Loans.   In
October 2002, Berry entered into an interest rate collar arrangement to protect $50.0 million of the outstanding variable rate term loan debt from future
interest  rate  volatility.   The collar floor is set at  1.97%  LIBOR  (London
Interbank  Offering  Rate)  and capped  at  6.75%  LIBOR.   The  agreement  was
effective January 15, 2003 and terminates on July 15, 2006. At September 25, 2004, stockholders' equity has been reduced by $0.1 million to record the interest rate collar at fair market value. At September 25, 2004, the Company had unused borrowing capacity under the Second Amended and Restated Credit
Facility's  revolving  line of credit of $94.1 million.   Covenants  under  the
Second Amended and Restated Credit Facility may limit the Company's ability to make such borrowings; however, as of September 25, 2004, the Company could have borrowed the maximum available of $94.1 million.

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

                                          THIRTEEN WEEKS ENDED              THIRTY-NINE WEEKS ENDED
                                      ------------------------------     ------------------------------
                                        SEPTEMBER 25, SEPTEMBER 27,        SEPTEMBER 25, SEPTEMBER 27,
                                             2004          2003                2004           2003
                                      ------------------------------     ------------------------------
Reported net income                      $  6,641       $ 4,218            $  18,854       $ 11,839
Total stock-based employee compensation
 expense determined under fair value based
  method, for all awards, net of tax         (502)         (500)              (1,512)        (1,518)
                                         ---------      ---------          ----------      ---------
Pro forma net income                     $  6,139       $ 3,718            $  17,342       $ 10,321
                                         =========      =========          ==========      =========



5. COMPREHENSIVE INCOME

Comprehensive income is comprised of net income, other comprehensive income (losses), and gains or losses resulting from currency translations of foreign investments. Other comprehensive income (losses) includes unrealized gains or losses on derivative financial instruments and minimum pension liability adjustments. The details of comprehensive income are as follows:

                                       THIRTEEN WEEKS ENDED        THIRTY-NINE WEEKS ENDED
                                    --------------------------  -----------------------------
                                    SEPTEMBER 25, SEPTEMBER 27   SEPTEMBER 25,  SEPTEMBER 27,
                                        2004         2003           2004          2003
                                    --------------------------  -----------------------------
Net income                             $6,641       $4,218        $ 18,854       $11,839
Other comprehensive income (losses)        77       (1,654)            665          (194)
Currency translation income (losses)      (38)       1,620             320         1,279
                                    --------------------------  -----------------------------
Comprehensive income                   $6,680       $4,184        $ 19,839      $ 12,924
                                    ==========================  =============================

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

New reporting structure                     THIRTEEN WEEKS ENDED         THIRTY-NINE WEEKS ENDED
                                       -------------------------------------------------------------
                                        SEPTEMBER 25,  SEPTEMBER 27,  SEPTEMBER 25,  SEPTEMBER 27,
                                            2004           2003           2004          2003
                                       -------------------------------------------------------------
Net sales:
  Containers                               $130,432      $70,275        $383,610     $ 205,196
  Closures                                   31,981       32,895          95,536       94,858
  Consumer Products                          32,823       30,931          98,825       95,243
  International                               9,567        5,205          29,599       16,258
                                       -------------------------------------------------------------
    Total net sales                        $204,803     $139,306        $607,570     $411,555
Adjusted EBITDA:
  Containers                                $26,915      $18,220         $79,179      $51,982
  Closures                                    7,334        7,870          21,841       22,283
  Consumer Products                           5,170        3,764          19,007       13,329
  International                               1,148          231           2,386        1,291
                                       -------------------------------------------------------------
    Total Adjusted EBITDA                   $40,567      $30,085        $122,413      $88,885
Total assets:
  Containers                               $585,235     $350,259        $585,235     $350,259
  Closures                                  170,654      198,395         170,654      198,395
  Consumer Products                         175,994      176,302         175,994      176,302
  International                              58,501       39,649          58,501       39,649
                                       -------------------------------------------------------------
     Total assets                          $990,384     $764,605        $990,384     $764,605
Reconciliation of Adjusted EBITDA to
 income before income taxes:
   Adjusted EBITDA for reportable segments  $40,567      $30,085        $122,413      $88,885
   Net interest expense                     (13,061)     (11,265)        (39,194)     (33,794)
   Depreciation                             (13,136)      (9,629)        (39,616)     (28,866)
   Amortization                              (1,517)        (750)         (4,991)      (2,188)
   Uncompleted acquisition expense                -          (28)              -       (1,028)
   Acquisition integration expense             (823)        (366)         (1,902)        (886)
   Plant shutdown expense                        59         (289)         (2,906)        (759)
                                       -------------------------------------------------------------
   Income before income taxes             $  12,089     $  7,758       $  33,804    $  21,364
                                       =============================================================

                                     14

Previous reporting structure                   THIRTEEN WEEKS ENDED         THIRTY-NINE WEEKS ENDED
                                       -------------------------------------------------------------
                                        SEPTEMBER 25,  SEPTEMBER 27,  SEPTEMBER 25,  SEPTEMBER 27,
                                            2004           2003           2004          2003
                                       -------------------------------------------------------------   2004
Net sales:
  Containers                              $133,492      $70,275         $391,615     $205,196
  Closures                                  38,316       38,100          116,130      111,116
  Consumer Products                         32,995       30,931           99,825       95,243
                                       -------------------------------------------------------------   2004
    Total net sales                       $204,803     $139,306         $607,570     $411,555
Adjusted EBITDA:
  Containers                               $27,546      $18,220          $80,642      $51,982
  Closures                                   7,879        8,101           22,837       23,574
  Consumer Products                          5,142        3,764           18,934       13,329
                                       -------------------------------------------------------------   2004
    Total Adjusted EBITDA                  $40,567      $30,085         $122,413      $88,885
Total assets:
  Containers                              $596,562     $350,259         $596,562     $350,259
  Closures                                 216,068      238,044          216,068      238,044
  Consumer Products                        177,754      176,302          177,754      176,302
                                       -------------------------------------------------------------   2004
     Total assets                         $990,384     $764,605         $990,384     $764,605
Reconciliation of Adjusted EBITDA to
 income before income taxes:
   Adjusted EBITDA for reportable segments $40,567      $30,085         $122,413      $88,885
   Net interest expense                    (13,061)     (11,265)         (39,194)     (33,794)
   Depreciation                            (13,136)      (9,629)         (39,616)     (28,866)
   Amortization                             (1,517)        (750)          (4,991)      (2,188)
   Uncompleted acquisition expense               -          (28)               -       (1,028)
   Acquisition integration expense            (823)        (366)          (1,902)        (886)
   Plant shutdown expense                       59         (289)          (2,906)        (759)
                                       -------------------------------------------------------------   2004
   Income before income taxes            $  12,089     $  7,758        $  33,804    $  21,364
                                       =============================================================

7. CONDENSED CONSOLIDATING FINANCIAL INFORMATION

Holding conducts its business through its wholly owned subsidiary, Berry. Holding and all of Berry's domestic subsidiaries fully, jointly, severally, and unconditionally guarantee on a senior subordinated basis the $335.0 million aggregate principal amount of 10 3/4% Berry Plastics Corporation Senior Subordinated Notes due 2012. Berry is 100% owned by Holding. Each of Berry's subsidiaries is 100% owned, directly or indirectly, by Berry. Separate narrative information or financial statements of guarantor subsidiaries have not been included as management believes they would not be material to investors. Presented below is condensed consolidating financial information for Holding, Berry, and its subsidiaries at September 25, 2004 and December 27, 2003 and for the thirteen and thirty-nine week periods ended September 25, 2004 and September 27, 2003. The equity method has been used with respect to investments in subsidiaries.

                                                                 SEPTEMBER 25, 2004
                          ----------------------------------------------------------------------------------------
                           BPC Holding   Berry Plastics   Combined     Combined
                           Corporation    Corporation    Guarantor    Non-guarantor  Consolidating
                            (PARENT)        (ISSUER)    SUBSIDIARIES  SUBSIDIARIES   ADJUSTMENTS     CONSOLIDATED
                            --------        --------    ------------  ------------   -----------     ------------
CONSOLIDATING BALANCE SHEET
Current assets                $   -        $  61,723    $  131,099     $  12,668       $     -         $ 205,490
Net property and equipment        -           76,291       185,273        15,753             -           277,317
Other noncurrent assets     171,908          848,547       365,784        11,228      (889,890)          507,577
                          ---------       ----------    ----------    ----------   -----------       -----------
Total assets              $ 171,908        $ 986,561     $ 682,156      $ 39,649    $ (889,890)        $ 990,384
                          =========       ==========    ==========    ==========   ===========       ===========

Current liabilities          $    -        $  69,675     $  48,702      $  6,338       $     -        $  124,715
Noncurrent liabilities            -          744,978       684,696        27,501      (763,414)          693,761
Equity (deficit)            171,908          171,908       (51,242)        5,810      (126,476)          171,908
                          ---------       ----------    ----------    ----------   -----------       -----------
Total liabilities and
equity (deficit)         $  171,908        $ 986,561     $ 682,156      $ 39,649    $ (889,890)        $ 990,384
                          =========       ==========    ==========    ==========   ===========       ===========



                                                                  DECEMBER 27, 2003
                          ----------------------------------------------------------------------------------------
                           BPC Holding   Berry Plastics   Combined     Combined
                           Corporation    Corporation    Guarantor    Non-guarantor  Consolidating
                            (PARENT)        (ISSUER)    SUBSIDIARIES  SUBSIDIARIES   ADJUSTMENTS     CONSOLIDATED
                            --------        --------    ------------  ------------   -----------     ------------
CONSOLIDATING BALANCE SHEET
Current assets               $    -         $ 67,631     $ 121,605      $ 13,844       $     -          $203,080
Net property and equipment        -           70,873       191,960        20,144             -           282,977
Other noncurrent assets     152,591          855,627       370,199        12,075      (860,743)          529,749
                          ---------       ----------    ----------    ----------   -----------       -----------
Total assets               $152,591         $994,131      $683,764       $46,063     $(860,743)       $1,015,806
                          =========       ==========    ==========    ==========   ===========       ===========

Current liabilities         $     -        $  53,245      $ 53,408       $ 8,856       $     -         $ 115,509
Noncurrent liabilities            -          788,295       674,851        28,790      (744,230)          747,706
Equity (deficit)            152,591          152,591       (44,495)        8,417      (116,513)          152,591
                          ---------       ----------    ----------    ----------   -----------       -----------
Total  liabilities and
equity (deficit)          $ 152,591        $ 994,131     $ 683,764      $ 46,063     $(860,743)       $1,015,806
                          =========       ==========    ==========    ==========   ===========       ===========


                                                THIRTEEN WEEKS ENDED SEPTEMBER 25, 2004
                          ----------------------------------------------------------------------------------------
                           BPC Holding   Berry Plastics   Combined     Combined
                           Corporation    Corporation    Guarantor    Non-guarantor  Consolidating
                            (PARENT)        (ISSUER)    SUBSIDIARIES  SUBSIDIARIES   ADJUSTMENTS     CONSOLIDATED
                            --------        --------    ------------  ------------   -----------     ------------
CONSOLIDATING STATEMENT OF OPERATIONS
Net sales                  $       -       $  61,929    $  137,501      $  5,373      $      -         $ 204,803
Cost of goods sold                 -          43,870       111,779         5,175             -           160,824
                           ---------       ----------    ----------    ----------   -----------       -----------
Gross profit                       -          18,059        25,722           198             -            43,979
Operating expenses                 -           7,023        10,994           812             -            18,829
                           ---------       ----------    ----------    ----------   -----------       -----------
Operating income (loss)            -          11,036        14,728          (614)            -            25,150
Interest expense (income), net  (184)         (3,518)       16,521           242             -            13,061
Income taxes (benefit)             7           5,320            60            61             -             5,448
Equity in  net (income)
 loss from subsidiary         (6,464)          2,770           917             -         2,777                 -
                           ---------       ----------    ----------    ----------   -----------       -----------
Net income (loss)          $   6,641        $  6,464     $  (2,770)      $  (917)     $ (2,777)        $   6,641
                           =========       ==========    ==========    ==========   ===========       ===========


                                       THIRTEEN WEEKS ENDED SEPTEMBER 27, 2003
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
                          ============ ============== ============= ============== ============= ============

                                                            THIRTY-NINE WEEKS ENDED SEPTEMBER 25, 2004
                          -----------------------------------------------------------------------------------
                          BPC Holding  Berry Plastics   Combined      Combined
                          Corporation   Corporation     Guarantor   Non-guarantor  Consolidating
                            (PARENT)      (ISSUER)     SUBSIDIARIES SUBSIDIARIES   ADJUSTMENTS   CONSOLIDATED
                          ------------ -------------- ------------- -------------- ------------- ------------
CONSOLIDATING STATEMENT OF OPERATIONS
Net sales                    $    -      $  177,074     $  412,726     $  17,770       $    -      $ 607,570
Cost of goods sold                -         123,248        333,144        17,612            -        474,004
                          ------------ -------------- ------------- -------------- ------------- ------------
Gross profit                      -          53,826          79,582          158            -        133,566
Operating expenses                -          21,341          36,633        2,594            -         60,568
                          ------------ -------------- ------------- -------------- ------------- ------------
Operating income (loss)           -          32,485          42,949       (2,436)           -         72,998
Interest expense (income), net (565)        (10,608)         49,804          563            -         39,194
Income taxes (benefit)           35          14,843             140          (68)           -         14,950
Equity in net(income)
loss from subsidiary        (18,324)          9,926           2,931            -        5,467              -
                          ------------ -------------- ------------- -------------- ------------- ------------
Net income (loss)          $ 18,854      $   18,324       $  (9,926)   $  (2,931)    $ (5,467)      $ 18,854
                          ============ ============== ============= ============== ============= ============


CONSOLIDATING STATEMENT OF CASH FLOWS
Net income (loss)         $  18,854      $   18,324       $  (9,926)   $  (2,931)    $ (5,467)    $  18,854
Non-cash expenses                 -          26,940          31,070        2,728            -        60,738
Equity in net (income)
 loss from subsidiary       (18,324)          9,926           2,931            -        5,467             -
Changes in working capital     (565)          1,416         (23,313)      (1,206)           -       (23,668)
                          ------------ -------------- ------------- -------------- ------------- ------------
Net cash provided by (used for)
  operating activities          (35)         56,606             762       (1,409)           -        55,924
Net cash provided by (used for)
  investing activities            -         (13,682)        (12,577)       2,454            -       (23,805)
Net cash provided by (used for)
  financing activities           35         (62,172)         10,008          274            -       (51,855)
Effect of exchange rate
 changes on cash                  -               -               -          127            -           127
                          ------------ -------------- ------------- -------------- ------------- ------------
Net increase (decrease) in
 cash and cash equivalents        -         (19,248)         (1,807)       1,446            -       (19,609)
Cash and cash equivalents at
 beginning of period              -          24,290           1,666          236            -        26,192
                          ------------ -------------- ------------- -------------- ------------- ------------
Cash and cash equivalents at
 end of period               $    -       $   5,042         $  (141)    $  1,682      $     -      $  6,583
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

Accounts receivable. We evaluate our allowance for doubtful accounts on a quarterly basis and review any significant customers with delinquent balances to determine future collectibility. We base our determinations on legal issues (such as bankruptcy status), past history, current financial and credit agency reports, and the experience of our credit representatives. We reserve accounts that we deem to be uncollectible in the quarter in which we make the determination. We maintain additional reserves based on our historical bad debt experience. We believe, based on past history and our credit policies, that our net accounts receivable are of good quality. A ten percent increase or decrease in our bad debt experience would not have a material impact on the results of operations of the Company. Our allowance for doubtful accounts was $3.2 million as of September 25, 2004.

Medical insurance. We offer our employees medical insurance that is primarily self-insured by us. As a result, we accrue a liability for known claims as well as the estimated amount of expected claims incurred but not reported. We evaluate our medical claims liability on a quarterly basis and obtain an independent actuarial analysis on an annual basis. Based on our analysis, we believe that our recorded medical claims liability should be sufficient. A ten percent increase or decrease in our medical claims experience would not have a material impact on the results of operations of the Company. Our accrued liability for medical claims was $3.3 million, including reserves for expected medical claims incurred but not reported, as of September 25, 2004.

Workers' compensation insurance. Starting in fiscal 2000, we converted the majority of our facilities to a large deductible program for workers' compensation insurance. On a quarterly basis, we evaluate our liability based on third-party adjusters' independent analyses by claim. Based on our analysis, we believe that our recorded workers' compensation liability should be sufficient. A ten percent increase or decrease in our workers' compensations claims experience would not have a material impact on the results of operations of the Company. Our accrued liability for workers' compensation claims was $3.2 million as of September 25, 2004.

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

Deferred Taxes and Effective Tax Rates. We estimate the effective tax rates and associated liabilities or assets for each legal entity of ours in accordance with FAS 109. We use tax-planning to minimize or defer tax liabilities to future periods. In recording effective tax rates and related liabilities and assets, we rely upon estimates, which are based upon our interpretation of United States and local tax laws as they apply to our legal entities and our overall tax structure. Audits by local tax jurisdictions, including the United States Government, could yield different interpretations from our own and cause the Company to owe more taxes than originally recorded. For interim periods, we accrue our tax provision at the effective tax rate that we expect for the full year. As the actual results from our various businesses vary from our estimates earlier in the year, we adjust the succeeding interim periods effective tax rates to reflect our best estimate for the year-to-date results and for the full year. As part of the effective tax rate, if we determine that a deferred tax asset arising from temporary differences is not likely to be utilized, we will establish a valuation allowance against that asset to record it at its expected realizable value.

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

RESULTS OF OPERATIONS

13 WEEKS ENDED SEPTEMBER 25, 2004 (THE "QUARTER")
COMPARED TO 13 WEEKS ENDED SEPTEMBER 27, 2003 (THE "PRIOR QUARTER")

Net Sales. Net sales increased $65.5 million, or 47%, to $204.8 million for the Quarter from $139.3 million for the Prior Quarter with an approximate 3% increase in net selling price due to higher resin costs passed through to our customers. Container net sales increased $60.1 million from the Prior Quarter to $130.4 million, with the Landis Acquisition providing container division net sales of approximately $56.0 million for the Quarter versus none in the Prior Quarter which was before its acquisition. Due to the movement of business between the acquired Landis facilities and our pre-existing facilities, the amount of sales related to the Landis Acquisition is estimated. The increase in container net sales is primarily a result of the Landis Acquisition, increased selling prices and base business growth in several of the division's product lines. Closure net sales decreased $0.9 million from the Prior Quarter to $32.0 million primarily due to $1.0 million of net sales reclassified to the international division as described below. Consumer products net sales for the Quarter were $32.8 million compared to $30.9 million in the Prior Quarter. This $1.9 million increase can be primarily attributed to increased sales from thermoformed drink cups partially offset by reduced volume from injection drink cups. In 2004, we created our international division as a separate operating and reporting division to increase sales and improve service to international customers utilizing existing resources. The international division includes the Company's foreign facilities and business from domestic facilities that is shipped or billed to foreign locations. The 2003 results for the foreign facilities have been reclassified to the international division; however, business from domestic facilities that were shipped or billed to foreign locations cannot be separately identified for 2003. The international division provided net sales of $9.6 million in the Quarter compared to $5.2 million in the Prior Quarter primarily as a result of the effects of this reclassification and the Landis Acquisition.

Gross Profit. Gross profit increased by $11.5 million to $44.0 million (21% of net sales) for the Quarter from $32.5 million (23% of net sales) for the Prior Quarter. This increase of 35% was primarily attributed to the combined impact of additional sales volume, productivity improvement initiatives, and the timing effect of the 3% increase in net selling prices due to higher resin costs passed through to our customers partially offset by increased raw material costs. The historical margin percentage of the Landis acquired business is significantly less than the Company's historical gross margins thereby reducing consolidated margins. We have continued to consolidate products and business of recent acquisitions to the most efficient tooling, providing customers with improved products and customer service. As part of the Landis integration, in the fourth quarter of 2003, we closed our Monticello, Indiana facility, which was acquired in the Landis Acquisition. The business from this location was distributed throughout our facilities. Also, significant productivity improvements were made on the base business since the Prior Quarter, including the addition of state-of-the-art injection molding, thermoforming and post molding equipment at several of our facilities.

Operating Expenses. Selling expenses increased by $0.8 million to $6.3 million for the Quarter from $5.5 million for the Prior Quarter principally as a result of increased selling expenses associated with higher sales partially offset by cost reduction efforts. General and administrative expenses increased $3.7 million from $5.7 million for the Prior Quarter to $9.4 million for the Quarter primarily as a result of the Landis Acquisition and increased accrued bonus expense. Research and development expenses remained relatively constant with an increase of less than $0.1 million over the Prior Quarter. Amortization of intangibles increased $0.7 million from $0.8 million in the Prior Quarter primarily as a result of additional intangible assets resulting from the Landis Acquisition. During the Quarter, transition expenses were $0.8 million related to the Landis Acquisition. In the Prior Quarter, transition expenses were $0.4 million related to the CCL and APM Acquisitions and $0.3 million related to the shutdown and reorganization of facilities.

Interest Expense, Net. Net interest expense increased $1.8 million to $13.1 million for the Quarter compared to $11.3 million for the Prior Quarter primarily due to additional indebtedness utilized to finance the Landis Acquisition.

Income Taxes. For the Quarter, we recorded income tax expense of $5.4 million or an effective tax rate of 45%. The effective tax rate was greater than the statutory federal rate due to the impact of state taxes and foreign location losses for which no benefit was currently provided. The increase of $1.9 million from $3.5 million in the Prior Quarter is attributed to the increase in income before income taxes. As a result of the Merger, the amount of the predecessor's net operating loss carryforward which can be used in any given year is limited to approximately $12.9 million.

Net  Income.   Net  income  was $6.6 million for the Quarter compared  to  $4.2 million for the Prior Quarter for the reasons discussed above.

39 WEEKS ENDED SEPTEMBER 25, 2004 ("YTD")
COMPARED TO 39 WEEKS ENDED SEPTEMBER 27, 2003 ("PRIOR YTD")

Net Sales. Net sales increased $196.0 million, or 48%, to $607.6 million for the YTD from $411.6 million for the Prior YTD with an approximate 3% increase in net selling price due to higher resin costs passed through to our customers. Container net sales increased $178.4 million from the Prior YTD to $383.6 million for the YTD, with the Landis Acquisition providing container division net sales of $164.5 million for the YTD versus none in the Prior YTD. Due to the movement of business between the acquired Landis facilities and our pre-existing facilities, the amount of sales related to the Landis Acquisition is estimated. The increase in container net sales is primarily a result of the Landis Acquisition, increased selling prices and base business growth in several of the division's product lines. Closure net sales increased $0.6 million from the Prior YTD to $95.5 million for the YTD. This increase is primarily due to higher selling prices and domestic base business growth partially offset by $2.8 million of YTD net sales reclassified to the international division as described below. Consumer products net sales for the YTD were $98.8 million compared to $95.2 million in the Prior YTD. This $3.6 million increase can be primarily attributed to increased sales from thermoformed drink cups and housewares partially offset by reduced volume from injection drink cups. In 2004, we created our international division as a separate operating and reporting division to increase sales and improve service to international customers utilizing existing resources. The international segment includes the Company's foreign facilities and business from domestic facilities that is shipped or billed to foreign locations. The 2003 results for the foreign facilities have been reclassified to the international segment; however, business from domestic facilities that were shipped or billed to foreign locations cannot be separately identified for 2003. The international division provided net sales of $29.6 million in the YTD compared to $16.3 million in the Prior YTD primarily as a result of the effects of this reclassification and the Landis Acquisition.

Gross Profit. Gross profit increased by $35.3 million to $133.6 million (22% of net sales) for the YTD from $98.3 million (24% of net sales) for the Prior YTD. This 36% increase was primarily attributed to the combined impact of additional sales volume, productivity improvement initiatives, and the timing effect of the 3% increase in net selling prices due to higher resin costs passed through to our customers partially offset by increased raw material costs. The historical margin percentage of the Landis acquired business was significantly less than the Company's historical gross margins thereby reducing consolidated margins. We have continued to consolidate products and business of recent acquisitions to the most efficient tooling, providing customers with improved products and customer service. As part of the Landis integration, in the fourth quarter of 2003, we closed our Monticello, Indiana facility, which was acquired in the Landis Acquisition. The business from this location was distributed throughout our facilities. In addition, we completed the integration of the Landis facilities in the YTD to our integrated computer software system. Also, significant productivity improvements were made on the base business since the Prior YTD, including the addition of state-of-the-art injection molding, thermoforming and post molding equipment at several of our facilities.

Operating Expenses. Selling expenses increased by $2.2 million to $19.9 million for the YTD from $17.7 million for the Prior YTD principally as a result of increased selling expenses associated with higher sales partially offset by cost reduction efforts. General and administrative expenses increased $10.1 million from $18.1 million for the Prior YTD to $28.2 million for the YTD primarily as a result of the Landis Acquisition and increased accrued bonus expense. Research and development expenses increased slightly with an increase of $0.2 million over the Prior YTD. Amortization of intangibles increased $2.8 million from $2.2 million in the Prior YTD primarily as a result of additional intangible assets resulting from the Landis Acquisition. During the YTD, transition expenses were $1.9 million related to the Landis Acquisition and $2.9 million related to the shutdown and reorganization of facilities. In the Prior YTD, transition expenses were $1.0 million related to an uncompleted acquisition, $0.9 million related to the CCL and APM Acquisitions, and $0.8 million related to the shutdown and reorganization of facilities.

Interest Expense, Net. Net interest expense increased $5.4 million to $39.2 million for the YTD compared to $33.8 million for the Prior YTD primarily due to additional indebtedness utilized to finance the Landis Acquisition partially offset by decreased rates of interest on borrowings.

Income Taxes. For the YTD, we recorded income tax expense of $15.0 million or an effective tax rate of 44%. The effective tax rate was greater than the statutory federal rate due to the impact of state taxes and foreign location losses for which no benefit was currently provided. The increase of $5.5 million from $9.5 million in the Prior YTD is attributed to the increase in income before income taxes. As a result of the Merger, the amount of the predecessor's net operating loss carryforward which can be used in any given year is limited to approximately $12.9 million.

Net Income. Net income was $18.9 million for the YTD compared to $11.8 million for the Prior YTD for the reasons discussed above.

LIQUIDITY AND CAPITAL RESOURCES

On July 22, 2002, we entered into a credit and guaranty agreement and a related pledge security agreement with a syndicate of lenders led by Goldman Sachs Credit Partners L.P., as administrative agent (the "Credit Facility"). On November 10, 2003, in connection with the Landis Acquisition, we amended and restated the Credit Facility (the "Amended and Restated Credit Facility"). On August 9, 2004, the Amended and Restated Credit Facility was amended and restated (the "Second Amended and Restated Credit Facility"). The Second Amended and Restated Credit Facility provides (i) a $365.5 million term loan and (ii) a $100.0 million revolving credit facility. The proceeds from the new term loan were used to repay the outstanding balance of the term loans from the Amended and Restated Credit Facilty. The Second Amended and Restated Credit Facility permits the Company to borrow up to an additional $150.0 million of incremental senior term indebtedness from lenders willing to provide such loans subject to certain restrictions. The terms of the additional indebtedness will be determined by the market conditions at the time of borrowing. The maturity date of the term loan is July 22, 2010, and the maturity date of the revolving credit facility is July 22, 2008. The indebtedness under the Second Amended and Restated Credit Facility is guaranteed by BPC Holding and all of its domestic subsidiaries. The obligations of the Company and the subsidiaries under the Second Amended and Restated Credit Facility and the guarantees thereof are secured by substantially all of the assets of such entities. At September 25, 2004, there were no borrowings outstanding on the revolving credit facility.

Borrowings under the Second Amended and Restated Credit Facility bear interest, at the Company's option, at either (i) a base rate (equal to the greater of the prime rate or the federal funds rate plus 0.5%) plus the applicable margin (the ``Base Rate Loans'') or (ii) an adjusted eurodollar LIBOR (adjusted for reserves) plus the applicable margin (the ``Eurodollar Rate Loans''). With respect to the term loan, the ``applicable margin'' is (i) with respect to Base Rate Loans, 1.25% per annum and (ii) with respect to Eurodollar Rate Loans, 2.25% per annum (4.20% at September 25, 2004). In addition, the applicable margins with respect to the term loan can be further reduced by an additional ..25% per annum subject to the Company meeting a leverage ratio target, which was met based on the results through September 25, 2004. With respect to the revolving credit facility, the ``applicable margin'' is subject to a pricing grid which ranges from 2.75% per annum to 2.00% per annum, depending on the leverage ratio (2.50% based on results through September 25, 2004). The ``applicable margin'' with respect to Base Rate Loans will always be 1.00% per annum less than the ``applicable margin'' for Eurodollar Rate Loans. The interest rate applicable to overdue payments and to outstanding amounts following an event of default under the Second Amended and Restated Credit Facility is equal to the interest rate at the time of an event of default plus 2.00%. We also must pay commitment fees ranging from 0.375% per annum to 0.50% per annum on the average daily unused portion of the revolving credit facility. Pursuant to a requirement in the Second Amended and Restated Credit Facility and as a result of an economic slowdown and corresponding interest rate reductions, we entered into an interest rate collar arrangement in October 2002 to protect $50.0 million of the outstanding variable rate term loan debt from future interest rate volatility. Under the interest rate collar agreement, the Eurodollar rate with respect to the $50.0 million of outstanding variable rate term loan debt will not exceed 6.75% or drop below 1.97%. The agreement was effective January 15, 2003 and terminates on July 15, 2006.

The Second Amended and Restated Credit Facility contains significant financial and operating covenants, including prohibitions on our ability to incur specified additional indebtedness or to pay dividends, and restrictions on our ability to make capital expenditures and investments and dispose of assets or consummate acquisitions. The Second Amended and Restated Credit Facility contains (1) a minimum interest coverage ratio as of the last day of any quarter of 2.10:1.00 per quarter for the quarter ending September 2004, 2.15:1.00 per quarter for the quarters ending December 2004 and March 2005, 2.25:1.00 per quarter for the quarters ending June 2005 through March 2006, 2.35:1.00 per quarter for the quarters ending June 2006 through December 2006 and 2.50:1.00 per quarter thereafter, (2) a maximum amount of capital expenditures (subject to the rollover of certain unexpended amounts from the prior year and increases due to acquisitions) of $50 million for the year ending 2004, $60 million for the years ending 2005, 2006 and 2007, and $65 million for each year thereafter, and (3) a maximum total leverage ratio as of the last day of any quarter of 5.75:1.00 per quarter for the quarter ending September 2004, 5.50:1.00 per quarter for the quarters ending December 2004 through June 2005, 5.25:1.00 per quarter for the quarters ending September 2005 and December 2005, 5.00:1.00 per quarter for the quarters ending March 2006 and June 2006, 4.75:1.00 per quarter for the quarters ending September 2006 through March 2007, 4.50:1.00 per quarter for the quarters ending June 2007 through December 2007, 4.25:1.00 per quarter for the quarters ending March 2008 through December 2008, and 4.00:1.00 per quarter thereafter. The occurrence of a default, an event of default or a material adverse effect on Berry Plastics would result in our inability to obtain further borrowings under our revolving credit facility and could also result in the acceleration of our obligations under any or all of our debt agreements, each of which could materially and adversely affect our business. We were in compliance with all of the financial and operating covenants at September 25, 2004.

In September 2004, we made a voluntary principal prepayment of $33.0 million on the term loan resulting in a revision of the loan amortization schedule. Accordingly, the term loan amortizes quarterly as follows: $831,312 each quarter beginning September 30, 2004 and ending June 30, 2009; and $78,974,687 each quarter beginning September 30, 2009 and ending June 30, 2010. Borrowings under the Second Amended and Restated Credit Facility are subject to mandatory prepayment under specified circumstances, including if we meet specified cash flow thresholds, collect insurance proceeds in excess of certain thresholds, issue equity securities or debt or sell assets not in the ordinary course of business, or upon a sale or change of control of the Company. There is no required amortization of the revolving credit facility. Outstanding borrowings under the revolving credit facility may be repaid at any time, and may be reborrowed at any time prior to the maturity date which is on July 22, 2008. The revolving credit facility allows up to $25.0 million of letters of credit to be issued instead of borrowings and up to $10.0 million of swingline loans.

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

We are not required to make mandatory redemption or sinking fund payments with respect to the Notes. On or subsequent to July 15, 2007, the Notes may be redeemed at our option, in whole or in part, at redemption prices ranging from 105.375% in 2007 to 100% in 2010 and thereafter. Prior to July 15, 2005, up to 35% of the Notes may be redeemed at 110.75% of the principal amount at our option from the proceeds of an equity offering. Upon a change in control, as defined in the indenture under which the Notes were issued (the "Indenture"), each holder of Notes will have the right to require us to repurchase all or any part of such holder's Notes at a repurchase price in cash equal to 101% of the aggregate principal amount thereof plus accrued interest. The Indenture under which the Notes were issued restricts our ability to incur additional debt and contains other provisions which could limit our liquidity.

Net cash provided by operating activities was $55.9 million for the YTD compared to $45.9 million for the Prior YTD. The increase of $10.0 million is primarily due to improved operating performance as net income before depreciation and amortization increased $20.6 million partially offset by increased working capital needs due to higher resin costs and the Landis business.

Net cash used for investing activities decreased from $26.9 million for the Prior YTD to $23.8 million for the YTD primarily as a result of Berry receiving $7.4 million in the YTD related to the working capital adjustment from the Landis Acquisition. In addition, Berry Plastics U.K. Limited, a foreign subsidiary of Berry, reached an agreement in March 2004 to sell the manufacturing equipment, inventory, and accounts receivable for its U.K. milk cap business to Portola Packaging U.K. Limited. The transaction valued at approximately $4.0 million closed in April 2004. The U.K. milk cap business represented less than $3.0 million of our annual consolidated net sales. Capital spending of $34.1 million in the YTD included $4.1 million for buildings and systems including an expansion to our Monroeville, Ohio facility, $10.2 million for molds, $13.1 million for molding and printing machines, and $6.7 million for accessory equipment and systems. Fiscal 2004 capital spending is expected to be approximately $50.0 million.

Net cash used for financing activities was $51.9 million for the YTD compared to $7.8 million for the Prior YTD. The decrease of $44.1 million can be primarily attributed to two voluntary principal prepayments totaling $45.0 million on the term loans under the Amended and Restated Credit Facility (and as amended) made in the YTD.

Increased working capital needs occur whenever we experience strong incremental demand or a significant rise in the cost of raw material, particularly plastic resin. However, we anticipate that our cash interest, debt principal payments, working capital and capital expenditure requirements for 2004 and 2005 will be satisfied through a combination of funds generated from operating activities and cash on hand, together with funds available under the Second Amended and Restated Credit Facility. We base such belief on historical experience and the substantial funds available under the Second Amended and Restated Credit Facility. However, we cannot predict our future results of operations and our ability to meet our obligations involves numerous risks and uncertainties, including, but not limited to, those described in the "Risk Factors" section. In addition, if we make significant acquisitions, we will need to finance the acquisition and its working capital needs, which we may be able to do with funds available under Second Amended and Restated Credit Facility. At September 25, 2004, our cash balance was $6.6 million, and we had unused borrowing capacity under the Amended and Restated Credit Facility's revolving line of credit of $94.1 million. Although the $94.1 million was available at September 25, 2004, the covenants under our Second Amended and Restated Credit Facility may limit our ability to make such borrowings in the future.

Item 3.Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk from changes in interest rates primarily through our Second Amended and Restated Credit Facility. The Second Amended and Restated Credit Facility is comprised of (1) a $365.5 million term loan and (2) a $100.0 million revolving credit facility. At September 25, 2004, there were no borrowings outstanding on the revolving credit facility. The net outstanding balance of the term loan facility at September 25, 2004 was $332.5 million. The term loan bears interest at the Eurodollar rate plus the applicable margin. Future borrowings under the Second Amended and Restated Credit Facility bear interest, at our option, at either (1) the base rate, which is a rate per annum equal to the greater of the prime rate and the federal funds effective rate in effect on the date of determination plus 0.5% plus the applicable margin or (2) an adjusted Eurodollar Rate which is equal to the rate for Eurodollar deposits plus the applicable margin. We utilize interest rate instruments to reduce the impact of either increases or decreases in interest rates on its floating rate debt. Pursuant to a requirement in the Second Amended and Restated Credit Facility and as a result of an economic slowdown and corresponding interest rate reductions, we entered into an interest rate collar arrangement in October 2002 to protect $50.0 million of the outstanding variable rate term loan debt from future interest rate volatility. Under the interest rate collar agreement, the Eurodollar rate with respect to the $50.0 million of outstanding variable rate term loan debt will not exceed 6.75% or drop below 1.97%. At September 25, 2004, the Eurodollar rate applicable to the term loan was 1.7%. If the Eurodollar rate increases 0.25% and 0.5%, we estimate an annual increase in our interest expense of approximately $0.8 million and $1.7 million, respectively.

We are exposed to market risk from changes in the cost of plastic resin, which is our primary raw material. Plastic resins are subject to cyclical price fluctuations, including those arising from supply shortages and changes in the prices of natural gas, crude oil and other petrochemical intermediates from which resins are produced. Historically, we have generally been able to pass on a significant portion of the increases in resin prices to our customers over a period of time, but even in such cases there have been negative short-term impacts to our financial performance. Certain of our customers (currently fewer than 10% of our net sales) purchase our products pursuant to fixed price arrangements. We have at times and may continue to enter into hedging or similar arrangements to help mitigate the fluctuations in the cost of plastic resin. Due to the recent volatility in the above mentioned markets, we have recently, in the fourth quarter of 2004, entered into resin forward hedging transactions constituting approximately 15% of our estimated 2005 resin needs and 10% of our 2006 estimated resin needs.

Item 4.Controls and Procedures

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

                                      BPC Holding Corporation
                                      Berry Plastics Corporation
November 8, 2004


                                      By: /s/ James M. Kratochvil
                                      ---------------------------
                                      James M. Kratochvil
                                      Executive Vice President, Chief Financial
                                      Officer, Treasurer and Secretary of the
                                      entities listed above (Principal
                                      Financial and Accounting Officer)