Form 10-Q
period 2005-04-02
BPC HOLDING CORP; BERRY PLASTICS CORP
filed 2005-05-10
CIK 919465, 919463

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2005
                                      or
[   ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

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

As of May 2, 2005, there were outstanding 3,378,205 shares of the Common Stock, $.01 par value, of BPC Holding Corporation. As of May 2, 2005, there were outstanding 100 shares of the Common Stock, $.01 par value, of Berry Plastics Corporation.

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

   a)changes in prices and availability of resin and other raw materials and our ability to pass on changes in raw material prices on a timely basis;
   b)catastrophic loss of our key manufacturing facility;
   c)risks related to our acquisition strategy and integration of acquired businesses;
   d)risks associated with our substantial indebtedness and debt service;
   e)performance of our business and future operating results;
   f)risks of competition in our existing and future markets;
   g)general business and economic conditions, particularly an economic downturn;
   h)increases in the cost of compliance with laws and regulations, including environmental laws and regulations; and
   i)the factors discussed in our Form 10-K for the fiscal year ended January 1, 2005 in the section titled "Risk Factors."

  Readers should carefully review the factors discussed in our Form 10-K for the fiscal year ended January 1, 2005 in the section titled "Risk Factors" and other risk factors identified from time to time in our periodic filings with the Securities and Exchange Commission and should not place undue reliance on our forward-looking statements. We undertake no obligation to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.

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

                            BPC HOLDING CORPORATION
                          BERRY PLASTICS CORPORATION


                                FORM 10-Q INDEX

                   FOR QUARTERLY PERIOD ENDED APRIL 2, 2005




                                                                      Page No.
PART I.FINANCIAL INFORMATION

       Item 1. Financial Statements:
               Consolidated Balance Sheets..........................        4
               Consolidated Statements of Operations...............         6
               Consolidated Statements of Changes in Stockholders' Equity   7
               Consolidated Statements of Cash Flows...............         8
               Notes to Consolidated Financial Statements...........        9

       Item 2. Management's Discussion and Analysis of
               Financial Condition and Results of Operations.......        17

       Item 3. Quantitative and Qualitative Disclosures about Market Risk  23
       Item 4. Controls and Procedures..............................       24

PART II.OTHER INFORMATION

       Item 6. Exhibits and Reports on Form 8-K.....................       25

SIGNATURE...........................................................       26

PART 1.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                           BPC HOLDING CORPORATION
                          CONSOLIDATED BALANCE SHEETS
              (In Thousands of Dollars, except share information)

                                                                            APRIL 2,        JANUARY 1,
                                                                              2005            2005
                                                                       ----------------  ---------------
                                                                          (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents                                                  $   637         $     264
  Accounts receivable (less allowance for doubtful
   accounts of $3,278 at April 2, 2005 and $3,207 at
   January 1, 2005)                                                          105,829            83,162
  Inventories:
    Finished goods                                                            76,808            70,371
    Raw materials and supplies                                                34,578            38,663
                                                                       ----------------  ---------------
                                                                             111,386           109,034
  Prepaid expenses and other current assets                                   20,814            27,339
                                                                       ----------------  ---------------
Total current assets                                                         238,666           219,799

Property and equipment:
  Land                                                                         9,769            10,016
  Buildings and improvements                                                  63,304            64,758
  Machinery, equipment and tooling                                           299,775           297,972
  Construction in progress                                                    31,411            19,812
                                                                       ----------------  ---------------
                                                                             404,259           392,558
  Less accumulated depreciation                                              122,061           110,586
                                                                       ----------------  ---------------
                                                                             282,198           281,972
Intangible assets:
  Deferred financing fees, net                                                19,076            19,883
  Customer relationships, net                                                 83,510            84,959
  Goodwill                                                                   358,561           358,883
  Trademarks                                                                  33,288            33,448
  Other intangibles, net                                                       5,956             6,106
                                                                       ----------------  ---------------
                                                                             500,391          503,279

Other                                                                             71               94
                                                                       ----------------  ---------------
Total assets                                                              $1,021,326       $1,005,144
                                                                       ================  ===============

                                     4

                            BPC HOLDING CORPORATION
                    CONSOLIDATED BALANCE SHEETS (CONTINUED)
              (In Thousands of Dollars, except share information)

                                                                            APRIL 2,        JANUARY 1,
                                                                              2005            2005
                                                                       ----------------  ---------------
                                                                          (UNAUDITED)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                         $  75,542         $  55,671
  Accrued expenses and other current liabilities                              13,658            16,693
  Accrued interest                                                            10,017            18,816
  Employee compensation, payroll and other taxes                              24,868            28,190
  Current portion of long-term debt                                            9,894            10,335
                                                                       ----------------  ---------------
Total current liabilities                                                    133,979           129,705

Long-term debt, less current portion                                         689,690           687,223
Deferred income taxes                                                          7,897             1,030
Other long-term liabilities                                                    3,375             3,295
                                                                       ----------------  ---------------
Total liabilities                                                            834,941           821,253
Stockholders' equity:
  Preferred Stock; $.01 par value: 500,000 shares
   authorized;  0 shares issued and outstanding at
   April 2, 2005 and January 1, 2005                                               -                 -
  Common Stock; $.01 par value:  5,000,000 shares
   authorized; 3,398,807 shares issued and 3,378,305
   shares outstanding at April 2, 2005 and January 1, 2005                        34                34
  Additional paid-in capital                                                 345,001           345,001
  Adjustment of the carryover basis of continuing stockholders              (196,603)         (196,603)
  Notes receivable - common stock                                            (15,056)          (14,856)
  Treasury stock:  20,502 shares of common stock at
   April 2, 2005 and January 1, 2005                                          (2,049)           (2,049)
  Retained earnings                                                           42,977            39,178
  Accumulated other comprehensive income                                      12,081            13,186
                                                                       ----------------  ---------------
Total stockholders' equity                                                   186,385           183,891
                                                                       ----------------  ---------------
Total liabilities and stockholders' equity                                $1,021,326        $1,005,144
                                                                       ================  ===============



See notes to consolidated financial statements.
                                     5

                           BPC HOLDING CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                           (In Thousands of Dollars)

                                                             THIRTEEN WEEKS ENDED
                                                       ---------------------------------
                                                         APRIL 2,          MARCH 27,
                                                           2005              2004
                                                       ---------------  ----------------
                                                        (Unaudited)        (Unaudited)

Net sales                                                $ 225,310         $ 191,726
Cost of goods sold                                         184,016           148,615
                                                       ---------------  ----------------
Gross profit                                                41,294            43,111

Operating expenses:
   Selling                                                   7,302             6,611
   General and administrative                                8,879             9,230
   Research and development                                  1,028               887
   Amortization of intangibles                               1,773             1,735
   Other expenses                                              304             2,505
                                                       ---------------  ----------------
Operating income                                            22,008            22,143

Other expenses (income):
   Gain on disposal of property and equipment                    -                (4)
   Unrealized loss on investment in Southern Packaging         632                 -
                                                       ---------------  ----------------
Income before interest and taxes                            21,376            22,147

Interest:
   Expense                                                 (14,022)          (13,500)
   Income                                                      204               206
                                                       ---------------  ----------------
Income before income taxes                                   7,558             8,853

Income taxes                                                 3,759             4,031
                                                       ---------------  ----------------
Net income                                                $  3,799          $  4,822
                                                       ===============  ================


See notes to consolidated financial statements.
                                     6

                            BPC HOLDING CORPORATION
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (Unaudited)
                           (In Thousands of Dollars)

                                               ADJUSTMENT OF                              ACCUMULATED
                                               THE CARRYOVER   NOTES                         OTHER
                                     ADDITIONAL  BASIS OF    RECEIVABLE-                 COMPREHENSIVE
                              COMMON  PAID-IN   CONTINUING    COMMON   TREASURY RETAINED    INCOME
                              STOCK   CAPITAL   STOCKHOLDERS  STOCK     STOCK   EARNINGS   (LOSSES)     TOTAL
                              ----------------------------------------------------------------------------------

Balance at January 1, 2005    $  34   $345,001  $(196,603)   $(14,856) $(2,049)  $39,178    $13,186    $183,891
                              ------  --------  ----------   --------- -------- ---------   --------  ----------
Interest on notes receivable      -          -          -        (200)       -         -          -        (200)
Translation loss                  -          -          -           -        -         -     (1,085)     (1,085)
Other comprehensive losses        -          -          -           -        -         -        (20)        (20)
Net income                        -          -          -           -        -     3,799          -       3,799
                              ------  --------  ----------   --------- -------- ---------   --------  ----------
Balance at April 2, 2005      $  34   $345,001  $(196,603)   $(15,056) $(2,049) $ 42,977   $ 12,081   $ 186,385
                              ======  ========  ==========   ========= ======== =========   ========  ==========



See notes to consolidated financial statements.

                           BPC HOLDING CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In Thousands of Dollars)

                                                                             THIRTEEN WEEKS ENDED
                                                                    --------------------------------------
                                                                          APRIL 2,           MARCH 27,
                                                                           2005                2004
                                                                    -----------------    -----------------
                                                                        (Unaudited)         (Unaudited)
OPERATING ACTIVITIES
Net income                                                               $   3,799           $   4,822
Adjustments to reconcile net income to net cash
 provided by (used for) operating activities:
    Depreciation                                                            13,996              13,130
    Non-cash interest expense                                                  511                 450
    Unrealized loss on investment in Southern Packaging                        632                   -
    Amortization of intangibles                                              1,773               1,735
    Deferred income taxes                                                    3,677               3,916
    Changes in operating assets and liabilities:
       Accounts receivable, net                                            (22,926)            (21,238)
       Inventories                                                          (2,513)                752
       Prepaid expenses and other receivables                                8,826              (1,101)
       Other assets                                                             (4)                  2
       Accrued interest                                                     (8,799)             (8,834)
       Payables and accrued expenses                                        13,822               2,138
                                                                    -----------------    -----------------
Net cash provided by (used for) operating activities                        12,794              (4,228)

INVESTING ACTIVITIES
Additions to property and equipment                                        (12,816)            (15,720)
Proceeds from disposal of property and equipment                             1,681               3,414
Proceeds from working capital settlement on business acquisition                 -               6,687
Acquisitions of businesses                                                       -                 (69)
                                                                    -----------------    -----------------
Net cash used for investing activities                                     (11,135)             (5,688)

FINANCING ACTIVITIES
Proceeds from long-term borrowings                                           2,408               1,148
Payments on long-term borrowings                                            (3,645)             (2,142)
Purchase of treasury stock                                                       -                (100)
Debt financing costs                                                             -                 (25)
                                                                    -----------------    -----------------
Net cash used for financing activities                                      (1,237)             (1,119)
Effect of exchange rate changes on cash                                        (49)                303
                                                                    -----------------    -----------------
Net increase (decrease) in cash and cash equivalents                           373             (10,732)
Cash and cash equivalents at beginning of period                               264              26,192
                                                                    -----------------    -----------------
Cash and cash equivalents at end of period                                    $637             $15,460
                                                                    =================    =================


See notes to consolidated financial statements.
                                     8

                            BPC Holding Corporation
                  Notes to Consolidated Financial Statements
             (In thousands of dollars, except as otherwise noted)
                                  (Unaudited)

1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of BPC Holding Corporation (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full fiscal year. The accompanying financial statements include the results of BPC Holding Corporation ("Holding") and its wholly-owned subsidiary, Berry Plastics Corporation ("Berry"), and Berry's wholly-owned subsidiaries: Berry Iowa Corporation, AeroCon, Inc., PackerWare Corporation, Berry Plastics Design Corporation, Venture Packaging, Inc. and its subsidiaries Venture Packaging Midwest, Inc. and Berry Plastics Technical Services, Inc., NIM Holdings Limited and its subsidiary Berry Plastics U.K. Limited, Knight Plastics, Inc., CPI Holding Corporation and its subsidiary Cardinal Packaging, Inc., Poly-Seal Corporation, Ociesse S.r.l. and its subsidiary Capsol Berry Plastics S.p.a, Berry Plastics Asia Pte. Ltd. ("Berry Asia"), and Landis Plastics, Inc. For further information, refer to the consolidated financial statements and footnotes thereto included in Holding's and Berry's Form 10-K filed with the Securities and Exchange Commission for the year ended January 1, 2005.

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

2.     RECENT ACQUISITION, INVESTMENT AND DISPOSAL

On November 20, 2003, Berry acquired Landis Plastics, Inc. (the "Landis Acquisition") for aggregate consideration of approximately $229.7 million, including deferred financing fees. The operations from the Landis Acquisition are included in Berry's operations since the acquisition date using the purchase method of accounting. The purchase was financed through the issuance by Berry of $85.0 million aggregate principal amount of 10 3/4% senior subordinated notes to various institutional buyers, which resulted in gross proceeds of $95.2 million, aggregate net borrowings of $54.1 million under Berry's amended and restated senior secured credit facility from new term loans after giving effect to the refinancing of the prior term loan, an aggregate common equity contribution of $62.0 million, and cash on hand. Berry also agreed to acquire, for $32.0 million, four facilities that Landis leased from certain of its affiliates. Prior to the closing of the Landis Acquisition, the rights and obligations to purchase the four facilities owned by affiliates of Landis were assigned to an affiliate of W.P. Carey & Co., L.L.C., which
                                     9
affiliate subsequently entered into a lease with Landis for the four facilities. In accordance with EITF 95-3, the Company established opening balance sheet reserves related to plant shutdown, severance and unfavorable lease arrangement costs. The opening balances and current year activity is presented in the following table.

                                      THIRTEEN WEEKS ENDED APRIL 2, 2005
                                    -----------------------------------------
                    ESTABLISHED
                    AT OPENING
                      BALANCE         JANUARY 1,                   APRIL 2,
                       SHEET            2005         PAYMENTS        2005
                    ------------     -----------------------------------------
EITF 95-3 reserves     $3,206          $1,268         $(168)        $1,100

On November 1, 2004, the Company entered into a series of agreements with Mr. Pan Shun Ming, principal shareholder of Southern Packaging Group Ltd. ("Southern Packaging"), to jointly expand participation in the plastic packaging business in China and the surrounding region. In connection therewith, Berry Asia acquired a 10% stake in Southern Packaging, which has been recorded as an other current asset as a trading security at its fair market value of $2.5 million as of April 2, 2005, resulting in an unrealized loss of $0.6 million in the thirteen weeks ended April 2, 2005.

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

3. LONG-TERM DEBT

Long-term debt consists of the following:

                                                   APRIL 2,       JANUARY 1,
                                                    2005             2005
                                               --------------   --------------
Berry 10  3/4% Senior Subordinated Notes           $335,000         $335,000
Debt premium on 10  3/4% Notes, net                   8,582            8,876
Term loans                                          329,949          330,780
Revolving lines of credit                             2,888              480
Nevada Industrial Revenue Bonds                           -            1,500
Capital leases                                       23,165           20,922
                                               --------------   --------------
                                                    699,584          697,558
Less current portion of long-term debt                9,894           10,335
                                               --------------   --------------
                                                   $689,690         $687,223
                                               ==============   ==============

The current portion of long-term debt consists of $3.3 million of quarterly installments on the term loans and $6.6 million of principal payments related to capital lease obligations.

In connection with the Merger in 2002, the Company entered into a credit and guaranty agreement and a related pledge security agreement with a syndicate of lenders led by Goldman Sachs Credit Partners L.P., as administrative agent (the "Credit Facility"). On November 10, 2003, in connection with the Landis Acquisition, the Credit Facility was amended and restated (the "Amended and Restated Credit Facility"). On August 9, 2004, the Amended and Restated Credit

Facility was amended and restated (the "Second Amended and Restated Credit Facility"). On January 1, 2005, a First Amendment to the Second Amended and Restated Credit Agreement was entered into to permit Fifth Third Bank to assume the role of Administrative Agent and for Goldman Sachs Credit Partners, L.P. to resign as Administrative Agent. The Second Amended and Restated Credit Facility provides (1) a $365.5 million term loan and (2) a $100.0 million revolving credit facility. The proceeds from the new term loan were used to repay the outstanding balance of the term loans from the Amended and Restated Credit Facility. The Second Amended and Restated Credit Facility permits the Company to borrow up to an additional $150.0 million of incremental senior term indebtedness from lenders willing to provide such loans subject to certain restrictions. The terms of the additional indebtedness will be determined by the market conditions at the time of borrowing. The maturity date of the term loan is July 22, 2010, and the maturity date of the revolving credit facility is July 22, 2008. The indebtedness under the Second Amended and Restated Credit Facility is guaranteed by Holding and all of its domestic subsidiaries. The obligations of Berry Plastics under the Second Amended and Restated Credit Facility and the guarantees thereof are secured by substantially all of the assets of such entities. At April 2, 2005, there were no borrowings outstanding on the revolving credit facility. The revolving credit facility allows up to $25.0 million of letters of credit to be issued instead of borrowings under the revolving credit facility and up to $10.0 million of swingline loans. At April 2, 2005 and January 1, 2005, the Company had $6.9 million and $8.5 million, respectively, in letters of credit outstanding under the revolving credit facility.

The Second Amended and Restated Credit Facility contains significant financial and operating covenants, including prohibitions on the ability to incur certain additional indebtedness or to pay dividends, and restrictions on the ability to make capital expenditures. The Second Amended and Restated Credit Facility also contains borrowing conditions and customary events of default, including nonpayment of principal or interest, violation of covenants, inaccuracy of representations and warranties, cross-defaults to other indebtedness, bankruptcy and other insolvency events (other than in the case of certain foreign subsidiaries). The Company was in compliance with all the financial and operating covenants at April 2, 2005. The term loan amortizes quarterly as follows: $813,312 each quarter through June 30, 2009 and $78,974,687 each quarter beginning September 30, 2009 and ending June 30, 2010.

Borrowings under the Second Amended and Restated Credit Facility bear interest, at the Company's option, at either (i) a base rate (equal to the greater of the prime rate and the federal funds rate plus 0.5%) plus the applicable margin (the ``Base Rate Loans'') or (ii) an adjusted eurodollar LIBOR (adjusted for reserves) plus the applicable margin (the ``Eurodollar Rate Loans''). With respect to the term loan, the ``applicable margin'' is (i) with respect to Base Rate Loans, 1.25% per annum and (ii) with respect to Eurodollar Rate Loans, 2.25% per annum. In addition, the applicable margins with respect to the term loan can be further reduced by an additional .25% per annum subject to the Company meeting a leverage ratio target, which was met based on the results through April 2, 2005. With respect to the revolving credit facility, the ``applicable margin'' is subject to a pricing grid which ranges from 2.75% per annum to 2.00% per annum, depending on the leverage ratio (2.50% based on results through April 2, 2005). The ``applicable margin'' with respect to Base Rate Loans will always be 1.00% per annum less than the ``applicable margin'' for Eurodollar Rate Loans. In October 2002, Berry entered into an interest rate collar arrangement to protect $50.0 million of the outstanding variable rate term loan debt from future interest rate volatility. The collar floor is set at 1.97% LIBOR (London Interbank Offering Rate) and capped at 6.75% LIBOR. The agreement was effective January 15, 2003. At April 2, 2005, the Company had unused borrowing capacity under the Second Amended and Restated Credit Facility's revolving line of credit of $93.1 million.

4. STOCK-BASED COMPENSATION

The Company currently accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees." In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R (Revised 2004,) Share-Based Payment ("SFAS No. 123R"), which requires that the compensation cost relating to share-based payment transactions be recognized in financial statements based on alternative fair value models. The share-based compensation cost will be measured based on the fair value of the equity or liability instruments issued. The Company will adopt SFAS No. 123R as required, which is currently in the first quarter of 2006.

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

                                                                   THIRTEEN WEEKS ENDED
                                                                 ------------------------
                                                                   APRIL 2,    MARCH 27,
                                                                     2005        2004
                                                                 ------------------------
Reported net income                                               $ 3,799       $ 4,822
Total stock-based employee compensation expense
 determined under fair value based method,
 for all awards, net of tax                                          (572)         (506)
                                                                 ------------------------
Pro forma net income                                              $ 3,227       $ 4,316
                                                                 ========================


5. COMPREHENSIVE INCOME (LOSSES)

Comprehensive income (losses) is comprised of net income, other comprehensive income (losses), and gains or losses resulting from currency translations of foreign investments. Other comprehensive income (losses) includes unrealized gains or losses on derivative financial instruments and minimum pension liability adjustments. The details of comprehensive income (losses) are as follows:

                                                                   THIRTEEN WEEKS ENDED
                                                                 ------------------------
                                                                   APRIL 2,    MARCH 27,
                                                                     2005        2004
                                                                 ------------------------
Net income                                                         $ 3,799     $ 4,822
Other comprehensive income (losses)                                    (20)        115
Currency translation income (losses)                                (1,085)        458
                                                                 ------------------------
Comprehensive income                                               $ 2,694     $ 5,395
                                                                 ========================

6. OPERATING SEGMENTS

The Company has four reportable segments: containers, closures, consumer products, and international. The Company evaluates performance and allocates resources to segments based on operating income before depreciation and amortization of intangibles adjusted to exclude (1) uncompleted acquisition expense, (2) acquisition integration expense, and (3) plant shutdown expense (collectively, "Adjusted EBITDA"). The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in the Company's Form 10-K filed with the Securities and Exchange Commission for the year ended January 1, 2005.

                                                                   THIRTEEN WEEKS ENDED
                                                                 ------------------------
                                                                   APRIL 2,    MARCH 27,
                                                                     2005        2004
                                                                 ------------------------
Net sales:
  Containers                                                      $ 139,248   $ 119,255
  Closures                                                           34,247      30,489
  Consumer Products                                                  41,174      31,901
  International                                                      10,641      10,081
                                                                 ------------------------
    Total net sales                                                 225,310     191,726
Adjusted EBITDA:
  Containers                                                         27,497      25,750
  Closures                                                            7,189       6,816
  Consumer Products                                                   3,187       6,339
  International                                                         208         608
                                                                 ------------------------
    Total Adjusted EBITDA                                            38,081      39,513
Total assets:
  Containers                                                        602,253     588,919
  Closures                                                          170,986     181,703
  Consumer Products                                                 188,153     179,664
  International                                                      59,934      62,188
                                                                 ------------------------
     Total assets                                                 1,021,326   1,012,474

Reconciliation of Adjusted EBITDA to income before income taxes:
   Adjusted EBITDA for reportable segments                        $  38,081   $  39,513
   Net interest expense                                             (13,818)    (13,294)
   Depreciation                                                     (13,996)    (13,130)
   Amortization                                                      (1,773)     (1,735)
   Gain on disposal of property and equipment                             -           4
   Unrealized loss on investment in Southern Packaging                 (632)          -
   Acquisition integration expense                                     (249)       (166)
   Plant shutdown expense                                               (55)     (2,339)
                                                                 ------------------------
   Income before income taxes                                      $  7,558    $  8,853
                                                                 ========================

7. CONDENSED CONSOLIDATING FINANCIAL INFORMATION

Holding conducts its business through its wholly owned subsidiary, Berry. Holding and all of Berry's domestic subsidiaries fully, jointly, severally, and unconditionally guarantee on a senior subordinated basis the $335.0 million aggregate principal amount of 10 3/4% Berry Plastics Corporation Senior Subordinated Notes due 2012. Berry is 100% owned by Holding. Each of Berry's subsidiaries is 100% owned, directly or indirectly, by Berry. Separate narrative information or financial statements of guarantor subsidiaries have not been included as management believes they would not be material to investors. Presented below is condensed consolidating financial information for Holding, Berry, and its subsidiaries at April 2, 2005 and January 1, 2005 and for the thirteen week periods ended April 2, 2005 and March 27, 2004. The equity method has been used with respect to investments in subsidiaries.

                                                                   APRIL 2, 2005
                               ----------------------------------------------------------------------------------------
                                BPC Holding   Berry Plastics   Combined     Combined
                                Corporation    Corporation    Guarantor    Non-guarantor  Consolidating
                                 (PARENT)        (ISSUER)    SUBSIDIARIES  SUBSIDIARIES   ADJUSTMENTS    CONSOLIDATED
                                 --------        --------    ------------  ------------   -----------    ------------
CONSOLIDATING BALANCE SHEET
Current assets                 $       -        $  71,307     $  152,289     $  15,070    $        -       $ 238,666
Net property and equipment             -           81,408        184,857        15,933             -         282,198
Other noncurrent assets          186,385          768,571        361,642        11,810      (827,946)        500,462
                                ---------        --------     ----------    ----------   -----------    ------------
Total assets                   $ 189,596        $ 921,286      $ 698,788      $ 42,813    $ (827,946)    $ 1,021,326

Current liabilities            $       -        $  67,997      $  59,509      $  6,473    $        -      $  133,979
Noncurrent liabilities                 -          666,904        745,452        29,059      (740,453)        700,962
Equity (deficit)                 186,385          186,385       (106,173)        7,281       (87,493)        186,385
                                ---------        --------     ----------    ----------   -----------    ------------
Total  liabilities  and
  equity (deficit)              $186,385        $ 921,286      $ 698,788      $ 42,813    $ (827,946)    $ 1,021,326
                                =========        ========     ==========   ===========   ===========    ============


                                                                   JANUARY 1, 2005
                               ---------------------------------------------------------------------------------------
                               BPC Holding     Berry Plastics   Combined      Combined
                               Corporation      Corporation     Guarantor    Non-guarantor Consolidating
                                (Parent)         (Issuer)      Subsidiaries  Subsidiaries  Adjustments   Consolidated
                               ----------       ----------      ----------    ----------    ----------    ----------
CONSOLIDATING BALANCE SHEETS
Current assets                   $     -           $68,449      $ 139,338       $ 12,012    $       -     $  219,799
Net property and equipment             -            76,555        188,841         16,576            -        281,972
Other noncurrent assets          183,891           770,971        363,091         12,328     (826,908)       503,373
                               ----------       ----------      ----------    ----------    ----------    ----------
Total assets                    $183,891          $915,975       $691,270        $40,916    $(826,908)    $1,005,144
                               ==========       ==========      ==========    ==========    ==========    ==========

Current liabilities              $     -         $  81,053       $ 42,004        $ 6,648    $       -     $  129,705
Noncurrent liabilities                 -           651,031        747,720         27,258     (734,461)       691,548
Equity (deficit)                 183,891           183,891        (98,454)         7,010      (92,447)       183,891
                               ----------       ----------      ----------    ----------    ----------    ----------
Total liabilities and
equity (deficit)               $ 183,891          $915,975      $ 691,270        $40,916    $(826,908)    $1,005,144
                               ==========       ==========      ==========    ==========    ==========    ==========

                                                               THIRTEEN WEEKS ENDED APRIL 2, 2005
                                  ----------------------------------------------------------------------------------------
                                   BPC Holding   Berry Plastics   Combined     Combined
                                   Corporation    Corporation    Guarantor    Non-guarantor  Consolidating
                                    (PARENT)        (ISSUER)    SUBSIDIARIES  SUBSIDIARIES   ADJUSTMENTS    CONSOLIDATED
                                    --------        --------    ------------  ------------   -----------    ------------
CONSOLIDATING STATEMENT OF OPERATIONS
Net sales                           $     -        $  61,022      $  158,003      $  6,285     $      -       $ 225,310
Cost of goods sold                        -           44,717         132,834         6,465            -         184,016
                                  ----------       ----------      ----------    ----------    ----------    ----------
Gross profit                              -           16,305          25,169          (180)           -          41,294
Operating expenses                        -            7,340          11,162           784            -          19,286
                                  ----------       ----------      ----------    ----------    ----------    ----------
Operating income (loss)                   -            8,905          14,007          (964)           -          22,008
Other expenses                            -                -               -           632            -             632
Interest expense (income) , net        (200)          (4,674)         18,506           186            -          13,818
Income taxes                              7            3,723               6            23            -           3,759
Equity in  net (income) loss from
 subsidiary                          (3,606)           6,310           1,805             -       (4,509)              -
                                  ----------       ----------      ----------    ----------    ----------    ----------
Net income (loss)                   $ 3,799         $  3,606       $  (6,310)    $  (1,805)     $ 4,509       $   3,799
                                  ==========       ==========      ==========    ==========    ==========    ==========


CONSOLIDATING STATEMENT OF CASH FLOWS
Net income (loss)                  $  3,799         $  3,606       $  (6,310)    $  (1,805)    $  4,509       $   3,799
Non-cash expenses                         -            7,959          11,080         1,550            -          20,589
Equity in net (income)
 loss from subsidiary                (3,606)           6,310           1,805             -       (4,509)              -
Changes in working capital             (200)         (15,654)          4,660          (400)           -         (11,594)
                                  ----------       ----------      ----------    ----------    ----------    ----------
Net cash provided by
 (used for) operating activities         (7)           2,221          11,235          (655)           -          12,794

Net cash used for investing activities    -           (1,520)         (8,842)         (773)           -         (11,135)

Net cash provided by
 (used for) financing activities          7             (750)         (2,273)        1,779            -          (1,237)
Effect of exchange rate changes on cash   -                -               -           (49)           -             (49)
                                  ----------       ----------      ----------    ----------    ----------    ----------
Net increase (decrease) in cash
 and cash equivalents                     -              (49)            120           302            -             373
Cash and cash equivalents at
 beginning of period                      -               85              42           137            -             264
                                  ----------       ----------      ----------    ----------    ----------    ----------
Cash and cash equivalents at
 end of period                      $    -            $   36        $    162     $     439     $      -          $  637
                                  ==========       ==========      ==========    ==========    ==========    ==========

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
                            ========          ==========      ==========    ========    =======          =========

8. SUBSEQUENT EVENTS

On April 11, 2005, a subsidiary of the Company, Berry Plastics de M{e'}xico, S. de R.L. de C.V., acquired all of the injection molding closure assets from Euromex Plastics, S.A. de C.V. ("Euromex"), an injection molding manufacturer located in Toluca, Mexico, for aggregate consideration of approximately $8.8 million (including taxes). The purchase was financed through borrowings under the Company's revolving line of credit and cash on hand.

On May 5, 2005, Berry announced that it has entered into a definitive agreement to acquire Kerr Group, Inc. ("Kerr") for $445.0 million, including repayment of existing indebtedness. The purchase price will be funded with additional senior secured debt. The transaction is expected to close in the second quarter of 2005 and is subject to customary closing conditions.


Item 2.
        Management's Discussion and Analysis of Financial Condition and
                             Results of Operations

Unless the context requires otherwise, references in this Management's Discussion and Analysis of Financial Condition and Results of Operations to "BPC Holding" or "Holding" refer to BPC Holding Corporation, references to "we," "our" or "us" refer to BPC Holding Corporation together with its consolidated subsidiaries, and references to "Berry Plastics" or the "Company" refer to Berry Plastics Corporation, a wholly owned subsidiary of BPC Holding Corporation. You should read the following discussion in conjunction with the consolidated financial statements of Holding and its subsidiaries and the accompanying notes thereto, which information is included elsewhere herein. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in our Form 10-K for the fiscal year ended January 1, 2005 (the "2004 10-K") in the section titled "Risk Factors" and other risk factors identified from time to time in our periodic filings with the Securities and Exchange Commission. Our actual results may differ materially from those contained in any forward-looking statements. You should read the explanation of the qualifications and limitations on these forward-looking statements on page 2 of this report.

On July 22, 2002, GS Berry Acquisition Corp. (the "Buyer") a newly formed entity controlled by various private equity funds affiliated with Goldman, Sachs & Co., merged (the "Merger") with and into Holding, pursuant to an agreement and plan of merger, dated as of May 25, 2002. At the effective time of the Merger, (1) each share of common stock of Holding issued and outstanding immediately prior to the effective time of the Merger was converted into the right to receive cash pursuant to the terms of the merger agreement, and (2) each share of common stock of the Buyer issued and outstanding immediately prior to the effective time of the Merger was converted into one share of common stock of Holding. Additionally, in connection with the Merger, we retired all of Holding's senior secured notes and Berry Plastics' senior subordinated notes, repaid all amounts owed under our credit facilities, redeemed all of the outstanding preferred stock of Holding, entered into a new credit facility and completed an offering of new senior subordinated notes of Berry Plastics.

CRITICAL ACCOUNTING POLICIES

We disclose those accounting policies that we consider to be significant in determining the amounts to be utilized for communicating our consolidated financial position, results of operations and cash flows in the second note to our consolidated financial statements in our 2004 10-K. Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with these principles requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results are likely to differ from these estimates, but management does not believe such differences will materially affect our financial position or results of operations, although no assurance can be given as to such affect. We believe that the following accounting policies are the most critical because they have the greatest impact on the presentation of our financial condition and results of operations.

Accounts receivable. We evaluate our allowance for doubtful accounts on a quarterly basis and review any significant customers with delinquent balances to determine future collectibility. We base our determinations on legal issues (such as bankruptcy status), past history, current financial and credit agency reports, and the experience of our credit representatives. We reserve accounts that we deem to be uncollectible in the quarter in which we make the determination. We maintain additional reserves based on our historical bad debt experience. We believe, based on past history and our credit policies, that the net accounts receivable are of good quality. A ten percent increase or decrease in our bad debt experience would not have a material impact on our results of operations. Our allowance for doubtful accounts was $3.3 million and $3.2 million as of April 2, 2005 and January 1, 2005, respectively.

Inventory obsolescence. We evaluate our reserve for inventory obsolescence on a quarterly basis and review inventory on-hand to determine future salability. We base our determinations on the age of the inventory and the experience of our personnel. We reserve inventory that we deem to be not salable in the quarter in which we make the determination. We believe, based on past history and our policies and procedures, that our net inventory is salable. A ten percent increase or decrease in our inventory obsolescence experience would not have a material impact on our results of operations. Our reserve for inventory obsolescence was $3.3 million and $3.8 million as of April 2, 2005 and January 1, 2005, respectively.

Medical insurance. We offer our employees medical insurance that is primarily self-insured by us. As a result, we accrue a liability for known claims as well as the estimated amount of expected claims incurred but not reported. We evaluate our medical claims liability on a quarterly basis and obtain an independent actuarial analysis on an annual basis. Based on our analysis, we believe that our recorded medical claims liability should be sufficient. A ten percent increase or decrease in our medical claims experience would not have a material impact on our results of operations. Our accrued liability for medical claims was $2.0 million, including reserves for expected medical claims incurred but not reported, as of April 2, 2005 and January 1, 2005.

Workers' compensation insurance.   Starting  in  fiscal  2000, we converted the
majority of our facilities to a large deductible program for workers' compensation insurance. On a quarterly basis, we evaluate our liability based on third-party adjusters' independent analyses by claim. Based on our analysis, we believe that our recorded workers' compensation liability should be sufficient. A ten percent increase or decrease in our workers' compensations claims experience would not have a material impact on our results of operations. Our accrued liability for workers' compensation claims was $3.6 million and $3.5 million as of April 2, 2005 and January 1, 2005, respectively.

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

ACQUISITIONS

We maintain a selective and disciplined acquisition strategy, which is focused on improving our financial performance in the long-term, enhancing our market positions and expanding our product lines or, in some cases, providing us with a new or complementary product line. Most businesses we have historically acquired had profit margins that are lower than that of our existing business, which resulted in a temporary decrease in our margins. We have historically achieved significant reductions in manufacturing and overhead costs of acquired companies by introducing advanced manufacturing processes, exiting low-margin businesses or product lines, reducing headcount, rationalizing facilities and machinery, applying best practices and capitalizing on economies of scale. In connection with our acquisitions, we have in the past and may in the future incur charges related to these reductions and rationalizations.

RESULTS OF OPERATIONS

13 WEEKS ENDED APRIL 2, 2005 (THE "QUARTER")
COMPARED TO 13 WEEKS ENDED MARCH 27, 2004 (THE "PRIOR QUARTER")

Net Sales. Net sales increased $33.6 million, or 18%, to $225.3 million for the Quarter from $191.7 million for the Prior Quarter with an approximate 11% increase in net selling price due to higher resin costs passed through to our customers. Our base business volume, excluding selling price changes and acquired business, increased by approximately $13.3 million or 7% in the Quarter over the Prior Quarter. The following discussion in this section provides a comparison by business segment. Container net sales increased $20.0 million from the Prior Quarter to $139.2 million for the Quarter. The increase in container net sales was primarily a result of increased selling prices and base business growth in several of the division's product lines. Closure net sales increased $3.8 million from the Prior Quarter to $34.3 million primarily due to increased selling prices and modest volume growth. Consumer products net sales for the Quarter were $41.2 million compared to $31.9 million in the Prior Quarter. This $9.3 million increase can be primarily attributed to increased sales from thermoformed drink cups and housewares partially offset by reduced volume from injection drink cups. The international division provided net sales of $10.6 million in the Quarter compared to $10.1 million in the Prior Quarter primarily due to changes in foreign exchange rates.

Gross Profit. Gross profit decreased by $1.8 million to $41.3 million (18% of net sales) for the Quarter from $43.1 million (22% of net sales) for the Prior Quarter. This decrease of 4% was primarily attributed to the timing effect of higher resin costs and other raw material costs partially offset by the 11% increase in net selling prices due to higher resin costs passed through to our customers and the combined impact of additional sales volume and productivity improvement initiatives. Significant productivity improvements were made since the Prior Quarter, including the addition of state-of-the-art injection molding, thermoforming and post molding equipment at several of our facilities.

Operating Expenses. Selling expenses increased by $0.7 million to $7.3 million for the Quarter from $6.6 million for the Prior Quarter principally as a result of increased selling expenses associated with higher sales. General and administrative expenses decreased $0.3 million from $9.2 million for the Prior Quarter to $8.9 million for the Quarter primarily as a result of decreased accrued bonus expense. Research and development expenses remained relatively constant with an increase of $0.1 million over the Prior Quarter. Amortization of intangibles also remained relatively constant with an increase of less than $0.1 million. During the Quarter, transition expenses were $0.2 million related to the Landis Acquisition and less than $0.1 million related to the shutdown and reorganization of facilities. In the Prior Quarter, transition expenses were $0.2 million related to the Landis Acquisition and $2.3 million related to the shutdown and reorganization of facilities.

Interest Expense, Net. Net interest expense increased $0.5 million to $13.8 million for the Quarter compared to $13.3 million for the Prior Quarter primarily due to increased rates of interest on borrowings partially offset by lower indebtedness.

Income Taxes. For the Quarter, we recorded income tax expense of $3.8 million or an effective tax rate of 50%. The effective tax rate is greater than the statutory rate due to the impact of state taxes and foreign location losses for which no benefit was currently provided. The decrease of $0.2 million from $4.0 million in the Prior Quarter, or an effective tax rate of 46%, is attributed to the decrease in income before income taxes. As a result of the Merger, the amount of the predecessor's net operating loss carryforward which can be used in any given year is limited to approximately $12.9 million.

Net  Income.   Net  income is $3.8 million for the  Quarter  compared  to  $4.8 million for the Prior Quarter for the reasons discussed above.

LIQUIDITY AND CAPITAL RESOURCES

On July 22, 2002, we entered into a credit and guaranty agreement and a related pledge security agreement with a syndicate of lenders led by Goldman Sachs Credit Partners L.P., as administrative agent (the "Credit Facility"). On November 10, 2003, in connection with the Landis Acquisition, we amended and restated the Credit Facility (the "Amended and Restated Credit Facility"). On

August 9, 2004, the Amended and Restated Credit Facility was amended and restated (the "Second Amended and Restated Credit Facility"). On January 1, 2005, a First Amendment to the Second Amended and Restated Credit Agreement was entered into to permit Fifth Third Bank to assume the role of Administrative Agent and for Goldman Sachs Credit Partners, L.P. to resign as Administrative Agent. The Second Amended and Restated Credit Facility provides (1) a $365.5 million term loan and (2) a $100.0 million revolving credit facility. The proceeds from the new term loan were used to repay the outstanding balance of the term loans from the Amended and Restated Credit Facility. The Second Amended and Restated Credit Facility permits the Company to borrow up to an additional $150.0 million of incremental senior term indebtedness from lenders willing to provide such loans subject to certain restrictions. The terms of the additional indebtedness will be determined by the market conditions at the time of borrowing. The maturity date of the term loan is July 22, 2010, and the maturity date of the revolving credit facility is July 22, 2008. The indebtedness under the Second Amended and Restated Credit Facility is guaranteed by Holding and all of its domestic subsidiaries. The obligations of the Company and the subsidiaries under the Second Amended and Restated Credit Facility and the guarantees thereof are secured by substantially all of the assets of such entities. At April 2, 2005 and January 1, 2005, there were no borrowings outstanding on the revolving credit facility.

Borrowings under the Second Amended and Restated Credit Facility bear interest, at the Company's option, at either (i) a base rate (equal to the greater of the prime rate or the federal funds rate plus 0.5%) plus the applicable margin (the "Base Rate Loans") or (ii) an adjusted eurodollar LIBOR (adjusted for
reserves)  plus the applicable margin (the "Eurodollar  Rate  Loans").   With
respect to the term loan, the ``applicable margin'' is (i) with respect to Base Rate Loans, 1.25% per annum and (ii) with respect to Eurodollar Rate Loans, 2.25% per annum. In addition, the applicable margins with respect to the term loan can be further reduced by an additional .25% per annum subject to the Company meeting a leverage ratio target, which was met based on the results through April 2, 2005. With respect to the revolving credit facility, the "applicable margin" is subject to a pricing grid which ranges from 2.75% per annum to 2.00% per annum, depending on the leverage ratio (2.50% based on results through April 2, 2005). The "applicable margin" with respect to Base Rate Loans will always be 1.00% per annum less than the "applicable margin" for Eurodollar Rate Loans. The interest rate applicable to overdue payments and to outstanding amounts following an event of default under the Second Amended and Restated Credit Facility is equal to the interest rate at the time of an event of default plus 2.00%. We also must pay commitment fees ranging from 0.375% per annum to 0.50% per annum on the average daily unused portion of the revolving credit facility. Pursuant to a requirement in the Credit Facility and as a result of an economic slowdown and corresponding interest rate reductions, we entered into an interest rate collar arrangement in October 2002 to protect $50.0 million of the outstanding variable rate term loan debt from future interest rate volatility. Under the interest rate collar agreement, the Eurodollar rate with respect to the $50.0 million of outstanding variable rate term loan debt will not exceed 6.75% or drop below 1.97%. The agreement was effective January 15, 2003 and terminates on July 15, 2006.

The Second Amended and Restated Credit Facility contains significant financial and operating covenants, including prohibitions on our ability to incur specified additional indebtedness or to pay dividends, and restrictions on our ability to make capital expenditures and investments and dispose of assets or consummate acquisitions. The Second Amended and Restated Credit Facility contains (1) a minimum interest coverage ratio as of the last day of any quarter of 2.15:1.00 per quarter for the quarter ending March 2005, 2.25:1.00 per quarter for the quarters ending June 2005 through March 2006, 2.35:1.00 per quarter for the quarters ending June 2006 through December 2006 and 2.50:1.00 per quarter thereafter, (2) a maximum amount of capital expenditures (subject to the rollover of certain unexpended amounts from the prior year and increases due to acquisitions) of $60 million in the aggregate for the years ending 2005, 2006 and 2007, and $65 million for each year thereafter, and (3) a maximum total leverage ratio as of the last day of any quarter of 5.50:1.00 per quarter for the quarters ending March 2005 and June 2005, 5.25:1.00 per quarter for the quarters ending September 2005 and December 2005, 5.00:1.00 per quarter for the quarters ending March 2006 and June 2006, 4.75:1.00 per quarter for the quarters ending September 2006 through March 2007, 4.50:1.00 per quarter for the quarters ending June 2007 through December 2007, 4.25:1.00 per quarter for the quarters ending March 2008 through December 2008, and 4.00:1.00 per quarter thereafter. The occurrence of a default, an event of default or a material adverse effect on Berry Plastics would result in our inability to obtain further borrowings under our revolving credit facility and could also result in the acceleration of our obligations under any or all of our debt agreements, each of which could materially and adversely affect our business. We were in compliance with all of the financial and operating covenants at April 2, 2005.

The term loan amortizes quarterly as follows: $831,312 each quarter ending June 30, 2009; and $78,974,687 each quarter beginning September 30, 2009 and ending June 30, 2010. Borrowings under the Second Amended and Restated Credit Facility are subject to mandatory prepayment under specified circumstances, including if we meet specified cash flow thresholds, collect insurance proceeds in excess of certain thresholds, issue equity securities or debt or sell assets not in the ordinary course of business, or upon a sale or change of control of the Company. There is no required amortization of the revolving credit facility. Outstanding borrowings under the revolving credit facility may be repaid at any time, and may be reborrowed at any time prior to the maturity date which is on July 22, 2008. The revolving credit facility allows up to $25.0 million of letters of credit to be issued instead of borrowings and up to $10.0 million of swingline loans. At April 2, 2005 and January 1, 2005, we had $6.9 million and $8.5 million, respectively, in letters of credit outstanding under our revolving credit facility.

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

We are not required to make mandatory redemption or sinking fund payments with respect to the Notes. On or subsequent to July 15, 2007, the Notes may be redeemed at our option, in whole or in part, at redemption prices ranging from 105.375% in 2007 to 100% in 2010 and thereafter. Prior to July 15, 2005, up to 35% of the Notes may be redeemed at 110.75% of the principal amount at our option from the proceeds of an equity offering. Upon a change in control, as defined in the indenture under which the Notes were issued (the "Indenture"), each holder of Notes will have the right to require us to repurchase all or any part of such holder's Notes at a repurchase price in cash equal to 101% of the aggregate principal amount thereof plus accrued interest. The Indenture restricts our ability to incur additional debt and contains other provisions which could limit our liquidity.

Net cash provided by operating activities was $12.8 million for the Quarter compared to $4.2 million net cash used for operations for the Prior Quarter. The increase of $17.0 million is primarily the result of the timing of working capital.

Net cash used for investing activities increased from $5.7 million for the Prior Quarter to $11.1 million for the Quarter primarily as a result of Berry receiving $6.7 million in the Prior Quarter related to the working capital adjustment from the Landis Acquisition. In addition, Berry Plastics U.K. Limited, a foreign subsidiary of Berry, reached an agreement in March 2004 to sell the manufacturing equipment, inventory, and accounts receivable for its U.K. milk cap business to Portola Packaging U.K. Limited. The transaction closed in April 2004. The initial payment for the manufacturing equipment of $3.3 million was received in the Prior Quarter with the remaining payment for the inventory and accounts receivable was received at closing. The U.K. milk cap business represented less than $3.0 million of our annual consolidated net sales. Capital spending of $12.8 million in the Quarter included $0.7 million for buildings and systems, $4.8 million for molds, $3.9 million for molding and printing machines, and $3.4 million for accessory equipment and systems.

Net cash used for financing activities was relatively constant at $1.2 million for the Quarter compared to $1.1 million for the Prior Quarter.

Increased working capital needs occur whenever we experience strong incremental demand or a significant rise in the cost of raw material, particularly plastic resin. However, we anticipate that our cash interest, working capital and capital expenditure requirements for 2005 will be satisfied through a combination of funds generated from operating activities and cash on hand, together with funds available under the Second Amended and Restated Credit Facility. We base such belief on historical experience and the substantial funds available under the Second Amended and Restated Credit Facility. However, we cannot predict our future results of operations and our ability to meet our obligations involves numerous risks and uncertainties, including, but not limited to, those described in the "Risk Factors" section of our 2004 10-K. In particular, increases in the cost of resin which we are unable to pass through to our customers on a timely basis or significant acquisitions could severely impact our liquidity. At April 2, 2005, our cash balance was $0.6 million, and we had unused borrowing capacity under the Second Amended and Restated Credit Facility's borrowing base of $93.1 million. Although the $93.1 million was available at April 2, 2005, the covenants under our Second Amended and Restated Credit Facility may limit our ability to make such borrowings in the future.

Item 3.Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We are exposed to market risk from changes in interest rates primarily through our Second Amended and Restated Credit Facility. The Second Amended and Restated Credit Facility is comprised of (1) a $365.5 million term loan and (2) a $100.0 million revolving credit facility. At April 2, 2005, there were no borrowings outstanding on the revolving credit facility. The net outstanding balance of the term loan at April 2, 2005 was $329.9 million. The term loan bears interest at the Eurodollar rate plus the applicable margin. Future borrowings under the Second Amended and Restated Credit Facility bear interest, at our option, at either (1) the base rate, which is a rate per annum equal to the greater of the prime rate and the federal funds effective rate in effect on the date of determination plus 0.5% plus the applicable margin or (2) an adjusted Eurodollar Rate which is equal to the rate for Eurodollar deposits plus the applicable margin. We utilize interest rate instruments to reduce the impact of either increases or decreases in interest rates on its floating rate debt. Pursuant to a requirement in the Credit Facility and as a result of an economic slowdown and corresponding interest rate reductions, we entered into an interest rate collar arrangement in October 2002 to protect $50.0 million of the outstanding variable rate term loan debt from future interest rate volatility. Under the interest rate collar agreement, the Eurodollar rate with respect to the $50.0 million of outstanding variable rate term loan debt will not exceed 6.75% or drop below 1.97%. At April 2, 2005, the Eurodollar rate applicable to the term loan was 2.77%. If the Eurodollar rate increases 0.25% and 0.5%, we estimate an annual increase in our interest expense of approximately $0.8 million and $1.6 million, respectively.

Plastic Resin Cost Risk

We are exposed to market risk from changes in plastic resin prices that could impact our results of operations and financial condition. We manage our exposure to these market risks through our normal operations through purchasing negotiation, mechanical hedging, switching between HDPE and PP for certain products and, when deemed appropriate, by using derivative financial instruments in accordance with established policies and procedures. The derivative financial instruments generally used are forward contracts. The derivative financial instruments utilized by the Company in its hedging activities are considered risk management tools and are not used for trading purposes.

As part of our risk management strategy, in the fourth quarter of 2004, we entered into resin forward hedging transactions constituting approximately 15% of our estimated 2005 resin needs and 10% of our 2006 estimated resin needs based on 2004 volumes. These contracts obligate the Company to make or receive a monthly payment equal to the difference in the unit cost of resin per the contract and an industry index times the contracted pounds of plastic resin. Such contracts are designated as hedges of a portion of the Company's forecasted purchases through 2006 and are effective in hedging the Company's exposure to changes in resin prices during this period.

The contracts qualify as cash flow hedges under SFAS No. 133 and accordingly are marked to market with unrealized gains and losses deferred through other comprehensive income and recognized in earnings when realized as an adjustment to cost of goods sold. The fair values of these contracts at April 2, 2005 was an unrealized gain, after income taxes, of $5.2 million.

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

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K

   (a)Exhibits:

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

                                      BPC Holding Corporation
                                      Berry Plastics Corporation

May 10, 2005


                                      By: /s/ James M. Kratochvil
                                         ___________________________________
                                         James M. Kratochvil

                                      Executive Vice President, Chief Financial
                                      Officer, Treasurer and Secretary of the
                                      entities listed above (Principal
                                      Financial and Accounting Officer)