Form 10-Q
period 2005-07-02
BPC HOLDING CORP; BERRY PLASTICS CORP
filed 2005-08-12
CIK 919465, 919463

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2005, or

[   ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from___________________to__________________

                       Commission File Number 33-75706
                           BPC HOLDING CORPORATION
           (Exact Name of Registrant as Specified in Its Charter)

                Delaware                 		   35-1814673
      (State or Other Jurisdiction      		 (IRS Employer
    of Incorporation or Organization)		Identification No.)


                         BERRY PLASTICS CORPORATION
           (Exact Name of Registrant as Specified in Its Charter)

                Delaware                    	   35-1813706
      (State or Other Jurisdiction        	 (IRS Employer
    of Incorporation or Organization)    	      Identification No.)

           101 Oakley Street                         47710
          Evansville, Indiana
(Address of Principal Executive Offices)          (Zip code)

     (Registrants' Telephone Number, Including Area Code):  (812) 424-2904

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   [X]Yes    [    ]No

Indicate by check mark whether  the  registrants  are  accelerated  filers  (as
defined by Rule 12b-2 of the Securities Exchange Act).   Yes [   ]   No [X]

Indicate the number of shares outstanding of each of the issuers' classes of common stock, as of the latest practicable date:

As of August 4, 2005, there were outstanding 3,370,759 shares of the Common Stock, $.01 par value, of BPC Holding Corporation. As of August 4, 2005, there were outstanding 100 shares of the Common Stock, $.01 par value, of Berry Plastics Corporation.

           CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

  This Form 10-Q includes "forward-looking  statements,"  within the meaning of
Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), with respect to our financial condition, results of operations and business and our expectations or beliefs concerning future events. Such statements include, in particular, statements about our plans, strategies and prospects under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations". You can identify certain forward-looking statements by our use of forward-looking terminology such as, but not limited to, "believes," "expects," "anticipates," "estimates," "intends," "plans," "targets," "likely," "will," "would," "could" and similar expressions that identify forward-looking statements. All forward-looking statements involve risks and uncertainties. Many risks and uncertainties are inherent in our industry and markets. Others are more specific to our operations. The occurrence of the events described and the achievement of the expected results depend on many events, some or all of which are not predictable or within our control. Actual results may differ materially from the forward-looking statements contained in this Form 10-Q. Factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include:

   a) changes in prices and availability of resin and other raw materials and our ability to pass on changes in raw material prices on a timely basis;
   b) catastrophic loss of our key manufacturing facilities;
   c) risks related to our acquisition strategy and integration of acquired businesses, including Kerr;
   d) risks associated with our substantial indebtedness and debt service;
   e) performance of our business and future operating results;
   f) risks of competition in our existing and future markets;
   g) general business and economic conditions, particularly an economic downturn;
   h) increases in the cost of compliance with laws and regulations, including environmental laws and regulations; and
   i) the factors discussed in our Form 10-K for the fiscal year ended January 1, 2005 in the section entitled "Risk Factors."

  Readers should carefully review the factors discussed in our Form 10-K for the fiscal year ended January 1, 2005 in the section entitled "Risk Factors" and other risk factors identified from time to time in our periodic filings with the Securities and Exchange Commission and should not place undue reliance on our forward-looking statements. We undertake no obligation to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.

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

                            BPC HOLDING CORPORATION
                          BERRY PLASTICS CORPORATION


                                FORM 10-Q INDEX

                    FOR QUARTERLY PERIOD ENDED JULY 2, 2005




                                                                        Page No.
PART I. FINANCIAL INFORMATION 							--------

     Item 1. Financial Statements:
             Consolidated Balance Sheets............................          4
             Consolidated Statements of Operations..................          6
             Consolidated Statements of Changes in Stockholders' Equity       7
             Consolidated Statements of Cash Flows..................          8
             Notes to Consolidated Financial Statements.............          9

     Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of Operations..........         20

     Item 3. Quantitative and Qualitative Disclosures about Market Risk      27
     Item 4. Controls and Procedures................................         28

PART II. OTHER INFORMATION

     Item 6. Exhibits and Reports on Form 8-K.......................         29

SIGNATURE...........................................................         30

PART 1.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                           BPC HOLDING CORPORATION
                          CONSOLIDATED BALANCE SHEETS
              (In Thousands of Dollars, except share information)

                                                                                                JULY 2,    JANUARY 1,
                                                                                                 2005         2005
															    ----------   ---------
                                                                                             (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents                                                                   $    5,653   $     264
  Accounts receivable (less allowance for doubtful accounts of
    $5,432  at  July  2,  2005  and  $3,207 at January 1, 2005)                                  153,806      83,162
  Inventories:
    Finished goods                                                                                93,260      70,371
    Raw materials and supplies                                                                    43,642      38,663
															    ----------   ---------
                                                                                                 136,902     109,034
  Prepaid expenses and other current assets                                                       24,997      27,339
															    ----------   ---------
Total current assets                                                                             321,358     219,799

Property and equipment:
  Land                                                                                            10,320      10,016
  Buildings and improvements                                                                      69,497      64,758
  Machinery, equipment and tooling                                                               404,070     297,972
  Construction in progress                                                                        73,669      19,812
															    ----------   ---------
                                                                                                 557,556     392,558
  Less accumulated depreciation                                                                  137,668     110,586
															    ----------   ---------
                                                                                                 419,888     281,972
Intangible assets:
  Deferred financing fees, net                                                                    19,263      19,883
  Customer relationships, net                                                                     82,046      84,959
  Goodwill                                                                                       670,391     358,883
  Trademarks, net                                                                                 33,128      33,448
  Other intangibles, net                                                                           7,446       6,106
															    ----------   ---------
                                                                                                 812,274     503,279

Other                                                                                                121          94
															    ----------   ----------
Total assets                                                                                  $1,553,641   $1,005,144
															    ==========   ==========

                                     4

                            BPC HOLDING CORPORATION
                    CONSOLIDATED BALANCE SHEETS (CONTINUED)
              (In Thousands of Dollars, except share information)

                                                                                                JULY 2,     JANUARY 1,
                                                                                                 2005         2005
															    ----------    ---------
                                                                                              (UNAUDITED)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                                            $   84,494    $  55,671
  Accrued expenses and other current liabilities                                                  41,987       16,693
  Accrued interest                                                                                20,575       18,816
  Employee compensation, payroll and other taxes                                                  34,549       28,190
  Current portion of long-term debt                                                               14,178       10,335
															    ----------    ---------
Total current liabilities                                                                        195,783      129,705

Long-term debt, less current portion                                                           1,153,376      687,223
Other long-term liabilities                                                                       21,790        4,325
															    ----------    ---------
Total liabilities                                                                              1,370,949      821,253
Stockholders' equity:
  Preferred Stock; $.01 par value: 500,000 shares authorized;
    0 shares issued and outstanding at July  2,2005 and
    January 1, 2005                                                                                    -            -
  Common Stock; $.01 par value:  5,000,000 shares authorized;
    3,400,201 shares issued and 3,379,099 shares outstanding at
    July 2, 2005; and 3,398,807 shares issued and 3,378,305
    shares outstanding at January 1, 2005                                                             34           34
  Additional paid-in capital                                                                     345,147      345,001
  Adjustment of the carryover basis of continuing stockholders                                  (196,603)    (196,603)
  Notes receivable - common stock                                                                (15,253)     (14,856)
  Treasury stock:  21,102  shares  and  20,502 shares of common
    stock at July 2, 2005 and January 1, 2005, respectively                                       (2,155)      (2,049)
  Retained earnings                                                                               44,728       39,178
  Accumulated other comprehensive income                                                           6,794       13,186
															    ----------   ----------
Total stockholders' equity                                                                       182,692      183,891
															    ----------   ----------
Total liabilities and stockholders' equity                                                    $1,553,641   $1,005,144
															    ==========   ==========



See notes to consolidated financial statements.
                                     5

                           BPC HOLDING CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                           (In Thousands of Dollars)

                                                     THIRTEEN WEEKS ENDED     TWENTY-SIX WEEKS ENDED
								     --------------------     ----------------------
                                                      JULY 2,    JUNE 26,      JULY 2,       JUNE 26,
                                                       2005       2004          2005          2004
								     --------------------     ----------------------
                                                         (UNAUDITED)               (UNAUDITED)

Net sales                                            $282,871   $ 211,041     $508,181      $ 402,767
Cost of goods sold                                    233,477     164,565      417,493        313,180
								     --------------------     -----------------------
Gross profit                                           49,394      46,476       90,688         89,587

Operating expenses:
   Selling                                              7,593       6,940       14,895         13,551
   General and administrative                           9,546       9,660       18,425         18,890
   Research and development                             1,428         893        2,456          1,780
   Amortization of intangibles                          1,985       1,739        3,758          3,474
   Other expenses                                         389       1,539          693          4,044
								     --------------------     -----------------------
Operating income                                       28,453      25,705       50,461         47,848

Other expenses:
   Loss on disposal of equipment                            -           4            -              -
   Unrealized loss on investment                          937           -        1,569              -
								     --------------------     -----------------------
Income before interest and taxes                       27,516      25,701       48,892         47,848
Interest:
   Expense                                            (16,513)    (13,037)     (30,535)       (26,537)
   Write off of deferred financing fees                (7,045)          -       (7,045)             -
   Income                                                 208         198           412           404
								     --------------------     -----------------------
Income before income taxes                              4,166      12,862        11,724        21,715
Income taxes                                            2,415       5,471         6,174         9,502
								     --------------------     -----------------------
Net income                                            $ 1,751    $  7,391       $ 5,550      $ 12,213
								     ====================     =======================

See notes to consolidated financial statements.
                                     6

                            BPC HOLDING CORPORATION
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (Unaudited)
                           (In Thousands of Dollars)

                                                    ADJUSTMENT OF                                 ACCUMULATED
                                                    THE CARRYOVER   NOTES                            OTHER
                                         ADDITIONAL    BASIS OF    RECEIVABLE-                    COMPREHENSIVE
                                 COMMON   PAID-IN     CONTINUING    COMMON     TREASURY  RETAINED    INCOME
                                 STOCK    CAPITAL    STOCKHOLDERS   STOCK       STOCK    EARNINGS   (LOSSES)      TOTAL
                                 ---------------------------------------------------------------------------------------

Balance at January 1, 2005       $  34    $345,001   $(196,603)   $ (14,856)  $ (2,049)  $39,178    $13,186    $183,891
					   -----    --------   ----------   ----------  ---------  -------    --------   ---------
Interest on notes receivable         -           -           -         (397)         -         -          -        (397)
Translation loss                     -           -           -            -          -         -     (2,904)     (2,904)
Issuance of common stock             -         104           -            -          -         -          -         104
Sale of treasury stock               -          42           -            -         92         -          -         134
Purchase of treasury stock           -           -           -            -       (198)        -          -        (198)
Other comprehensive losses           -           -           -            -          -         -     (3,488)     (3,488)
Net income                           -           -           -            -          -     5,550          -       5,550
                                 -----    --------   ----------   ----------  ---------  -------    --------   ---------
Balance at July 2, 2005          $  34    $345,147   $(196,603)   $ (15,253)  $ (2,155)  $44,728    $ 6,794    $182,692
  					   =====    ========   ==========   ==========  =========  =======    ========   =========



See notes to consolidated financial statements.

                           BPC HOLDING CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In Thousands of Dollars)

                                                                                         TWENTY-SIX WEEKS ENDED
														   ---------------------------
                                                                                         JULY 2,         JUNE 26,
                                                                                          2005             2004
														   -----------     -----------
                                                                                       (Unaudited)     (Unaudited)
OPERATING ACTIVITIES
Net income                                                                               $  5,550        $ 12,213
Adjustments to reconcile net income to net cash provided by
 (used for) operating activities:
    Depreciation                                                                           30,391          26,480
    Non-cash interest expense                                                                 982             916
    Write off of deferred financing fees                                                    7,045               -
    Unrealized loss on investment in Southern Packaging                                     1,569               -
    Amortization of intangibles                                                             3,758           3,474
    Deferred income taxes                                                                   5,641           9,451
    Changes in operating assets and liabilities:
       Accounts receivable, net                                                           (21,910)        (21,322)
       Inventories                                                                          8,697           1,688
       Prepaid expenses and other receivables                                               4,019             (80)
       Other assets                                                                           (12)             23
       Accrued interest                                                                     1,759              84
       Payables and accrued expenses                                                        3,896           6,100
														   -----------	 -----------
Net cash provided by operating activities                                                  51,385          39,027

INVESTING ACTIVITIES
Additions to property and equipment                                                       (32,303)        (28,652)
Proceeds from disposal of property and equipment                                            1,710           3,384
Proceeds from working capital settlement on business acquisition                                -           6,687
Acquisitions of businesses                                                               (468,106)           (396)
														   -----------     -----------
Net cash used for investing activities                                                   (498,699)        (18,977)

FINANCING ACTIVITIES
Proceeds from long-term borrowings                                                        466,457           1,172
Payments on long-term borrowings                                                           (5,806)        (16,800)
Proceeds from issuance of common stock                                                        104              53
Proceeds from sale of treasury stock                                                          134             108
Purchase of treasury stock                                                                   (198)           (141)
Debt financing costs                                                                       (8,000)           (171)
														   -----------	 -----------
Net cash provided by (used for) financing activities                                      452,691         (15,779)
Effect of exchange rate changes on cash                                                        12             206
 														   -----------	 -----------
Net increase in cash and cash equivalents                                                   5,389           4,477
Cash and cash equivalents at beginning of period                                              264          26,192
														   -----------     -----------
Cash and cash equivalents at end of period                                                 $5,653         $30,669
														   ===========     ===========

See notes to consolidated financial statements.
                                     8

                            BPC Holding Corporation
                  Notes to Consolidated Financial Statements
             (In thousands of dollars, except as otherwise noted)
                                  (Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of BPC Holding Corporation (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full fiscal year. The accompanying financial statements include the results of BPC Holding Corporation ("Holding") and its wholly-owned subsidiary, Berry Plastics Corporation ("Berry"), and Berry's wholly-owned subsidiaries. For further information, refer to the consolidated financial statements and footnotes thereto included in Holding's and Berry's Form 10-K filed with the Securities and Exchange Commission for the year ended January 1, 2005.

2. RECENT ACQUISITIONS AND INVESTMENT

On November 20, 2003, Berry acquired Landis Plastics, Inc. (the "Landis Acquisition") for aggregate consideration of approximately $229.7 million, including deferred financing fees. The operations from the Landis Acquisition are included in Berry's operations since the acquisition date. In accordance with EITF 95-3, the Company established opening balance sheet reserves related to plant shutdown, severance and unfavorable lease arrangement costs. The opening balances and current year activity is presented in the following table.

                     ESTABLISHED        TWENTY-SIX WEEKS ENDED JULY 2, 2005
						-------------------------------------------
                      AT OPENING                   REDUCTION
                       BALANCE        JANUARY 1,      IN                JULY 2,
                        SHEET           2005       ESTIMATE   PAYMENTS   2005
			   ------------   -------------------------------------------
EITF 95-3 reserves     $3,206          $1,268      $(422)      $(285)    $561

On April 11, 2005, a subsidiary of Berry, Berry Plastics de Mexico, S. de R.L. de C.V., acquired all of the injection molding closure assets from Euromex Plastics, S.A. de C.V. ("Euromex"), an injection molding manufacturer located in Toluca, Mexico ("the Mexico Acquisition"), for aggregate consideration of approximately $9.1 million (including taxes). The purchase price was allocated to fixed assets ($4.1 million), inventory ($1.6 million), other receivables ($1.0 million), goodwill ($0.6 million), and other intangibles ($1.8 million). The allocation of purchase price is preliminary and subject to change based on actual expenses and adjustments of estimates. The purchase was financed through borrowings under the Company's revolving line of credit and cash on hand. The operations from the Mexico Acquisition are included in Berry's operations since the acquisition date.

On June 3, 2005, Berry acquired Kerr Group, Inc. ("Kerr") for aggregate consideration of approximately $458.8 million (the "Kerr Acquisition"), excluding deferred financing fees. The operations from the Kerr Acquisition are included in Berry's operations since the acquisition date. The purchase price was financed through additional term loan borrowings under an amendment to Berry's senior secured credit facility and cash on hand. In accordance with EITF 95-3, the Company established opening balance sheet reserves of $2.7 million related to plant shutdown and severance costs. No charges were made against the accrual in the periods presented. The following table summarizes the allocation of purchase price to intangible assets. The allocation is preliminary and subject to change based on actual expenses, adjustments of estimated receivables and reserves, the completion of the fixed asset appraisals and intangible asset review, and the finalization of opening deferred taxes. In addition, an expense of $0.7 million was charged to cost of goods sold in the thirteen weeks ended July 2, 2005 related to the write-up of Kerr's finished goods inventory to fair market value in accordance with purchase accounting.

                                                    JUNE 3,
                                                     2005
				         	              ----------
          Purchase price                           $ 448,814
          Estimated transaction costs                 10,000
                 					        ----------
          Total consideration                        458,814
          Less: Net tangible assets acquired        (146,712)
	      					        ----------
          Intangible assets                        $ 312,102
	      					        ==========

The pro forma financial results presented below are unaudited and assume that the Kerr Acquisition occurred at the beginning of the respective period. Pro forma results have not been adjusted to reflect the Mexico Acquisition as they do not differ materially from the pro forma results presented below. The information presented is for informational purposes only and is not necessarily indicative of the operating results that would have occurred had the Kerr Acquisition been consummated at the beginning of the respective period, nor are they necessarily indicative of future operating results. Further, the information reflects only pro forma adjustments for additional interest expense, elimination of Berry's write off of deferred financing fees, and elimination of Kerr's closing expenses, net of the applicable income tax effects.

                               THIRTEEN WEEKS ENDED     TWENTY-SIX WEEKS ENDED
					----------------------   ------------------------
                               JULY 2,     JUNE 26,       JULY 2,     JUNE 26,
                                2005        2004           2005         2004
					----------------------   ------------------------
     Pro forma net sales      $353,824     $304,314     $678,605      $586,731
     Pro forma net income        6,803        7,184       10,617        11,964

On November 1, 2004, the Company entered into a series of agreements with Mr. Pan Shun Ming, principal shareholder of Southern Packaging Group Ltd. ("Southern Packaging"), to jointly expand participation in the plastic packaging business in China and the surrounding region. In connection therewith, Berry Plastics Asia Pte. Ltd. acquired a 10% stake in Southern
Packaging, which has been recorded in other current assets as a trading security at its fair market value of $1.5 million as of July 2, 2005, resulting in an unrealized loss of $0.9 million and $1.6 million in the thirteen and twenty-six weeks ended July 2, 2005, respectively.

3. LONG-TERM DEBT

Long-term debt consists of the following:

                                                    JULY 2,      JANUARY 1,
                                                     2005          2005
								 ----------      ----------
    Berry 10  3/4% Senior Subordinated Notes       $335,000        $335,000
    Debt premium on 10  3/4% Notes, net               8,288           8,876
    Term loan                                       795,000         330,780
    Revolving lines of credit                         1,775             480
    Nevada Industrial Revenue Bonds                       -           1,500
    Capital leases                                   27,491          20,922
								 ----------      ----------
                                         		  1,167,554         697,558
    Less current portion of long-term debt           14,178          10,335
								 ----------	     ----------
                                                 $1,153,376        $687,223
								 ==========	     ==========

The current portion of long-term debt consists of $8.0 million of quarterly installments on the term loan and $6.2 million of principal payments related to capital lease obligations.

On July 22, 2002, the Company entered into a credit and guaranty agreement and a related pledge security agreement with a syndicate of lenders led by Goldman Sachs Credit Partners L.P., as administrative agent (the "Credit Facility"). On November 10, 2003, in connection with the Landis Acquisition, the Credit Facility was amended and restated (the "Amended and Restated Credit Facility"). On August 9, 2004, the Amended and Restated Credit Facility was amended and restated (the "Second Amended and Restated Credit Facility"). On January 1, 2005, a First Amendment to the Second Amended and Restated Credit Facility was entered into to permit Fifth Third Bank to assume the role of Administrative Agent and for Goldman Sachs Credit Partners, L.P. to resign as Administrative Agent. On June 3, 2005, the Company entered into a Second Amendment to the Second Amended and Restated Credit Agreement (the "New Credit Facility") with Deutsche Bank Trust Company Americas assuming the role of Administrative Agent. As a result of the amendment, the Company expensed $7.0 million of unamortized deferred financing costs.

The New Credit Facility provides (1) a $795.0 million term loan and (2) a $150.0 million revolving credit facility. The New Credit Facility permits the Company to borrow up to an additional $150.0 million of incremental senior term indebtedness from lenders willing to provide such loans subject to certain restrictions. The terms of the additional indebtedness will be determined by the market conditions at the time of borrowing. The maturity date of the term loan is December 2, 2011, and the maturity date of the revolving credit facility is March 31, 2010. The indebtedness under the New Credit Facility is guaranteed by Holding and all of its domestic subsidiaries. The obligations of Berry under the New Credit Facility and the guarantees thereof are secured by substantially all of the assets of such entities. At July 2, 2005, there were no borrowings outstanding on this revolving credit facility. The revolving credit facility allows up to $35.0 million of letters of credit to be issued instead of borrowings under the revolving credit facility. At July 2, 2005 and January 1, 2005, the Company had $13.7 million and $8.5 million, respectively, in letters of credit outstanding under the revolving credit facility.

The New Credit Facility contains significant financial and operating covenants, including prohibitions on the ability to incur certain additional indebtedness or to pay dividends, and restrictions on the ability to make capital expenditures. The New Credit Facility also contains borrowing conditions and customary events of default, including nonpayment of principal or interest, violation of covenants, inaccuracy of representations and warranties, cross-defaults to other indebtedness, bankruptcy and other insolvency events (other than in the case of certain foreign subsidiaries). The Company was in compliance with all the financial and operating covenants at July 2, 2005. The term loan amortizes quarterly as follows: $1,987,500 each quarter beginning September 30, 2005 and ending September 30, 2010 and $188,315,625 each quarter beginning December 31, 2010 and ending September 30, 2011.

Borrowings under the New Credit Facility bear interest, at the Company's option, at either (i) a base rate (equal to the greater of the prime rate and the federal funds rate plus 0.5%) plus the applicable margin (the "Base Rate Loans") or (ii) an adjusted eurodollar LIBOR (adjusted for reserves) plus the
applicable margin (the "Eurodollar Rate Loans").   With  respect  to the term
loan, the "applicable margin" is (i) with respect to Base Rate Loans, 1.25% per annum and (ii) with respect to Eurodollar Rate Loans, 2.25% per annum. In addition, the applicable margins with respect to the term loan can be further reduced by an additional .25% per annum subject to the Company meeting a leverage ratio target, which was not met based on the results through July 2, 2005. With respect to the revolving credit facility, the "applicable margin" is subject to a pricing grid which ranges from 2.75% per annum to 2.00% per annum, depending on the leverage ratio (2.75% based on results through July 2,
2005). The "applicable margin" with respect to Base Rate Loans will always be 1.00% per annum less than the "applicable margin" for Eurodollar Rate Loans. In October 2002, Berry entered into an interest rate collar arrangement to protect $50.0 million of the outstanding variable rate term loan debt from future interest rate volatility. The collar floor is set at 1.97% LIBOR (London Interbank Offering Rate) and capped at 6.75% LIBOR. The agreement was effective January 15, 2003. In June 2005, Berry entered into three separate interest rate swap transactions to protect $300.0 million of the outstanding variable rate term loan debt from future interest rate volatility. The agreements were effective June 3, 2005 and expire on June 3, 2008. The agreements swap three month variable LIBOR contracts for a fixed rate three year rate of 3.897%. At July 2, 2005, the Company had unused borrowing capacity under the New Credit Facility's revolving line of credit of $136.3 million. Although the $136.3 million was available at July 2, 2005, the covenants under our New Credit Facility may limit our ability to make such borrowings in the future.

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

                                                         THIRTEEN WEEKS ENDED     TWENTY-SIX WEEKS ENDED
                                                        -------------------------------------------------
                                                          JULY 2,    JUNE 26,      JULY 2,      JUNE 26,
                                                           2005       2004          2005    	  2004
                                                        -------------------------------------------------
Reported net income                                       $1,751      $7,391       $5,550        $12,213
Total stock-based employee compensation
  expense determined under fair value
  based method, for all awards, net of tax                  (571)       (504)      (1,143)        (1,010)
									  -------------------------------------------------
Pro forma net income                                      $1,180      $6,887       $4,407        $11,203
									  =================================================

5. COMPREHENSIVE INCOME (LOSSES)

Comprehensive income (losses) is comprised of net income, other comprehensive income (losses), and gains or losses resulting from currency translations of foreign investments. Other comprehensive income (losses) includes unrealized gains or losses on derivative financial instruments and minimum pension liability adjustments. The details of comprehensive income (losses) are as follows:

                                                         THIRTEEN WEEKS ENDED     TWENTY-SIX WEEKS ENDED
									  -------------------------------------------------
                                                          JULY 2,    JUNE 26,      JULY 2,      JUNE 26,
                                                           2005       2004          2005         2004
								        -------------------------------------------------
Net income                                               $ 1,751     $7,391       $ 5,550       $ 12,213
Other comprehensive income (losses)                       (3,468)      (100)       (3,488)           588
Currency translation income (losses)                      (1,819)       473        (2,904)           358
									  -------------------------------------------------
Comprehensive income (losses)                            $(3,536)    $7,764       $  (842)      $ 13,159
									  =================================================

6. INCOME TAXES

A reconciliation of income tax expense, computed at the federal statutory rate, to income tax expense, as provided for in the financial statements, is as follows:

                                                         THIRTEEN WEEKS ENDED     TWENTY-SIX WEEKS ENDED
									  -------------------------------------------------
                                                          JULY 2,    JUNE 26,      JULY 2,      JUNE 26,
                                                 	     2005       2004          2005          2004
									  -------------------------------------------------
Income tax expense computed at statutory rate            $ 1,458     $ 4,502       $ 4,103      $ 7,600
State income tax expense, net of federal taxes               258         797           727        1,346
Expenses not deductible for income tax purposes              120          98           241          197
Change in valuation allowance                                666         321         1,205          643
Other                                                        (87)       (247)         (102)        (284)
									  -------------------------------------------------
Income tax expense                                       $ 2,415     $  5,471      $ 6,174      $ 9,502
									  =================================================

7. RETIREMENT BENEFITS

In connection with the Kerr Acquisition, the Company acquired two defined benefit pension plans which cover substantially all former employees and former union employees at Kerr's former Lancaster facility. The Company also acquired a retiree health plan from Kerr, which covers certain healthcare and life insurance benefits for certain retired employees and their spouses. The Company also maintains a defined benefit pension plan covering the Poly-Seal employees under a collective bargaining agreement. The Company's retirement plans have a minimum pension liability of $15.9 million at July 2, 2005. The Company is currently in the process of obtaining an actuarial report to true up the liability as of the acquisition date for the Kerr plans, and accordingly, the balance is preliminary as of July 2, 2005. Net pension and retiree health benefit expense included the following components:

                                              THIRTEEN WEEKS ENDED     TWENTY-SIX WEEKS ENDED
							   -------------------------------------------------
                                               JULY 2,    JUNE 26,      JULY 2,      JUNE 26,
                                                2005       2004          2005         2004
							   -------------------------------------------------
Components of net period benefit cost:
Defined Benefit Pension Plans
  Service cost                          	     $  70       $  67        $  140         $ 134
  Interest cost                                  317          88           417           176
  Expected return on plan assets                (284)       (100)         (394)         (200)
  Amortization of prior service cost              28          24            56            48
  Recognized actuarial loss                        2           2             4             4
							   -------------------------------------------------
  Net periodic benefit cost                    $ 133       $  81         $ 223         $ 162
							   =================================================

Retiree Health Benefit Plan
  Service cost                           	     $   2       $   -         $   2         $   -
  Interest cost                             	  50           -            50             -
							   -------------------------------------------------
  Net periodic benefit cost               	$ 52       $   -         $  52         $   -
							   =================================================

The Company expects to contribute approximately $1.0 million during fiscal 2005, of which $0.2 million was made in the twenty-six weeks ended July 2, 2005, to the defined benefit pension plans and the retiree health benefit plan.

8. CONTINGENCIES

The Company is party to various legal proceedings involving routine claims which are incidental to the business. Although the legal and financial liability with respect to such proceedings cannot be estimated with certainty, the Company believes that any ultimate liability would not be material to Berry's financial condition.
                                     14

9. OPERATING SEGMENTS

In connection with the Kerr Acquisition, Berry reorganized its operations into two reportable segments: rigid open top and rigid closed top. The realignment occurred in an effort to integrate the operations of Kerr, better service its customers, and provide a more efficient organization. Prior periods have been restated to be aligned with the new reporting structure in order to provide comparable results. The Company evaluates performance and allocates resources to segments based on operating income before depreciation and amortization of intangibles adjusted to exclude (1) uncompleted acquisition expense, (2) acquisition integration expense, and (3) plant shutdown expense (collectively, "Adjusted EBITDA"). The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in the Company's Form 10-K filed with the Securities and Exchange Commission for the year ended January 1, 2005.

                                                     THIRTEEN WEEKS ENDED       TWENTY-SIX WEEKS ENDED
								    ---------------------------------------------------
                                                      JULY 2,     JUNE 26,        JULY 2,      JUNE 26,
                                                       2005         2004           2005          2004
								    ---------------------------------------------------
Net sales:
  Rigid Open Top                                     $ 204,470    $170,883       $ 388,378    $ 324,953
  Rigid Closed Top                                      78,401      40,158         119,803       77,814
								    ---------------------------------------------------
    Total net sales                                    282,871     211,041         508,181      402,767
Adjusted EBITDA:
  Rigid Open Top                                        34,156      34,488          64,986       66,888
  Rigid Closed Top                                      13,769       7,845          21,020       14,958
								    ---------------------------------------------------
    Total Adjusted EBITDA                               47,925      42,333          86,006       81,846
Total assets:
  Rigid Open Top                                       800,096     792,269         800,096      792,269
  Rigid Closed Top                                     753,545     227,454         753,545      227,454
								    ---------------------------------------------------
     Total assets                                    1,553,641   1,019,723       1,553,641    1,019,723
Reconciliation of Adjusted
EBITDA to income before
income taxes:
   Adjusted EBITDA for
     reportable segments                             $  47,925   $  42,333       $  86,006    $  81,846
   Net interest expense                                (23,350)    (12,839)        (37,168)     (26,133)
   Depreciation                                        (16,395)    (13,350)        (30,391)     (26,480)
   Amortization                                         (1,985)     (1,739)         (3,758)      (3,474)
   Loss on disposal of equipment                             -          (4)              -            -
   Unrealized loss on investment                          (937)          -          (1,569)           -
   Acquisition integration expense                      (1,092)       (913)         (1,396)      (1,079)
   Plant shutdown expense                                    -        (626)              -       (2,965)
								    ----------------------------------------------------
   Income before income taxes                        $  4,166    $  12,862       $  11,724    $  21,715
								    ====================================================

                                     15

10.CONDENSED CONSOLIDATING FINANCIAL INFORMATION

Holding conducts its business through its wholly owned subsidiary, Berry. Holding and all of Berry's domestic subsidiaries fully, jointly, severally, and unconditionally guarantee on a senior subordinated basis the $335.0 million aggregate principal amount of 10 3/4% Berry Plastics Corporation Senior Subordinated Notes due 2012. Berry is 100% owned by Holding. Each of Berry's subsidiaries is 100% owned, directly or indirectly, by Berry. Separate narrative information or financial statements of guarantor subsidiaries have not been included as management believes they would not be material to investors. Presented below is condensed consolidating financial information for Holding, Berry, and its subsidiaries at July 2, 2005 and January 1, 2005 and for the thirteen and twenty-six week periods ended July 2, 2005 and June 26, 2004. The equity method has been used with respect to investments in subsidiaries.

                                                                          JULY 2, 2005
					  ----------------------------------------------------------------------------------------------
                                  BPC Holding    Berry Plastics    Combined        Combined
                                  Corporation     Corporation      Guarantor     Non-guarantor   Consolidating
                                   (Parent)         (Issuer)      Subsidiaries   Subsidiaries     Adjustments    Consolidated
					    -----------    --------------   ------------   -------------   -------------   ------------
CONSOLIDATING BALANCE SHEET
Current assets             	      $       -        $   63,910     $  238,313       $  19,135     $         -     $  321,358
Net property and equipment                  -            96,026        305,901          17,961               -        419,888
Other noncurrent assets    		  182,692         1,233,197        671,896          13,646      (1,289,036)       812,395
					    -----------    --------------   ------------   -------------   --------------  ------------
Total assets               		$ 182,692        $1,393,133     $1,216,110       $  50,742     $(1,289,036)    $1,553,641
					    ===========    ==============   ============   =============   ==============  ============

Current liabilities             	$       - 	     $   78,701     $  112,104       $   4,978     $         -     $  195,783
Noncurrent liabilities                      -         1,131,740      1,215,013          42,427      (1,214,014)     1,175,166
Equity (deficit)           		  182,692           182,692       (111,007)          3,337         (75,022)       182,692
Total liabilities and            ------------    --------------   ------------   -------------   --------------  ------------
equity (deficit)                    $ 182,692       $ 1,393,133    $ 1,216,110        $ 50,742    $ (1,289,036)   $ 1,553,641
					   ============    ==============   ============   =============   ==============  ============

                                                                        JANUARY 1, 2005
					  ----------------------------------------------------------------------------------------------

                                  BPC Holding    Berry Plastics    Combined        Combined
                                  Corporation     Corporation      Guarantor     Non-guarantor   Consolidating
                                   (Parent)        (Issuer)       Subsidiaries   Subsidiaries     Adjustments   Consolidated
					   ------------    --------------   ------------   -------------   --------------  ------------

CONSOLIDATING BALANCE SHEET
Current assets                       $      -         $ 68,449        $139,338        $ 12,012       $       -     $  219,799
Net property and equipment                  -           76,555         188,841          16,576               -        281,972
Other noncurrent assets               183,891          770,971         363,091          12,328        (826,908)       503,373
					   ------------    --------------   ------------   -------------   --------------  ------------
Total assets                         $183,891         $915,975        $691,270         $40,916       $(826,908)    $1,005,144
					   ============    ==============   ============   =============   ==============  ============

Current liabilities                  $      -         $ 81,053        $ 42,004         $ 6,648       $       -     $  129,705
Noncurrent liabilities                      -          651,031         747,720          27,258        (734,461)       691,548
Equity (deficit)                      183,891          183,891         (98,454)          7,010         (92,447)       183,891
					   ------------    --------------   ------------   -------------   --------------  ------------
Total liabilities and equity
(deficit)                            $183,891         $915,975        $691,270         $40,916       $(826,908)    $1,005,144
        				   ============    ==============   ============   =============   ==============  ============

                                                                 THIRTEEN WEEKS ENDED JULY 2, 2005
					           ----------------------------------------------------------------------------------------

                                         BPC Holding   Berry Plastics    Combined        Combined
                                         Corporation    Corporation      Guarantor     Non-guarantor  Consolidating
                                          (Parent)        (Issuer)      Subsidiaries   Subsidiaries    Adjustments   Consolidated
                                         -----------   --------------   ------------   -------------  -------------  ------------
CONSOLIDATING STATEMENT OF OPERATIONS
Net sales                                 $       -         $ 79,937     $  195,520        $  7,414        $     -     $ 282,871
Cost of goods sold                                -           59,815        166,359           7,303              -       233,477
                                         -----------   --------------   ------------   -------------  -------------  ------------
Gross profit                                      -           20,122         29,161             111              -        49,394
Operating expenses                                -            7,773         12,230             938              -        20,941
                                         -----------   --------------   ------------   -------------  -------------  ------------
Operating income (loss)                           -           12,349         16,931            (827)             -        28,453
Other expenses                                    -                -              -             937              -           937
Interest expense (income), net                 (197)           1,517         21,723             307              -        23,350
Income taxes                                     14            2,278             50              73              -         2,415
Equity in  net (income) loss from
 subsidiary                                  (1,568)           6,986          2,144               -         (7,562)            -
                                         -----------   --------------   ------------   -------------  -------------  ------------
Net income (loss)                         $   1,751         $  1,568      $  (6,986)       $ (2,144)       $ 7,562     $   1,751
						     ===========   ==============   ============   =============  =============  ============





                                                                 THIRTEEN WEEKS ENDED JUNE 26,  2004
					           ----------------------------------------------------------------------------------------

                                         BPC Holding   Berry Plastics    Combined        Combined
                                         Corporation    Corporation      Guarantor     Non-guarantor  Consolidating
                                          (Parent)        (Issuer)      Subsidiaries   Subsidiaries    Adjustments   Consolidated
                                         -----------   --------------   ------------   -------------  -------------  ------------

CONSOLIDATING STATEMENT OF OPERATIONS
Net sales                                 $       -         $ 64,009      $ 141,005        $  6           $      -     $ 211,041
Cost of goods sold                                -           44,031        114,370           6,164              -       164,565
                                         -----------   --------------   ------------   -------------  -------------  ------------
Gross profit                                      -           19,978         26,635            (137)             -        46,476
Operating expenses                                -            7,590         12,270             911              -        20,771
                                         -----------   --------------   ------------   -------------  -------------  ------------
Operating income (loss)                           -           12,388         14,365          (1,048)             -        25,705
Other expenses                                    -                -              -               4              -             4
Interest expense (income), net                 (196)          (3,750)        16,633             152              -        12,839
Income taxes (benefit)                           14            5,582             70            (195)             -         5,471
Equity  in net  (income)  loss  from         (7,209)           3,347          1,009               -          2,853             -
 subsidiary                              -----------   --------------   ------------   -------------  -------------  ------------
Net income (loss)                         $   7,391         $  7,209      $  (3,347)       $ (1,009)      $ (2,853)  $     7,391
						     ===========   ==============   ============   =============  =============  ============

                                     17

                                                                    TWENTY-SIX WEEKS ENDED JULY 2, 2005
					           ----------------------------------------------------------------------------------------

                                         BPC Holding   Berry Plastics    Combined        Combined
                                         Corporation    Corporation      Guarantor     Non-guarantor  Consolidating
                                           (Parent)       (Issuer)      Subsidiaries   Subsidiaries    Adjustments   Consolidated
                                         -----------   --------------   ------------   -------------  -------------  ------------

CONSOLIDATING STATEMENT OF OPERATIONS
Net sales                                   $     -         $140,959      $ 353,523        $ 13,699       $      -      $508,181
Cost of goods sold                                -          104,532        299,193          13,768              -       417,493
                                         -----------   --------------   ------------   -------------  -------------  ------------
Gross profit                                      -           36,427         54,330             (69)             -        90,688
Operating expenses                                -           15,113         23,392           1,722              -        40,227
                                         -----------   --------------   ------------   -------------  -------------  ------------
Operating income (loss)                           -           21,314         30,938          (1,791)             -        50,461
Other expenses                                    -                -              -           1,569              -         1,569
Interest expense (income), net                 (397)          (3,157)        40,229             493              -        37,168
Income taxes                                     21            6,001             56              96              -         6,174
Equity in net (income) loss from
 subsidiary                                  (5,174)          13,296          3,949               -        (12,071)            -
                                         -----------   --------------   ------------   -------------  -------------  ------------
Net income (loss)                           $ 5,550         $  5,174      $ (13,296)       $ (3,949)      $ 12,071      $  5,550
                                         ===========   ==============   ============   =============  =============  ============

CONSOLIDATING STATEMENT OF CASH FLOWS
Net income (loss)                           $ 5,550         $  5,174      $ (13,296)       $ (3,949)      $ 12,071      $  5,550
Non-cash expenses                                 -           21,375         24,487            3,52              -        49,386
Equity in net (income) loss from             (5,174)          13,296          3,949               -        (12,071)            -
 subsidiary
Changes in working capital                     (396)         (19,736)        20,315          (3,734              -        (3,551)
                                         -----------   --------------   ------------   -------------  -------------  ------------
Net cash provided by (used for)
 operating activities                           (20)          20,109         35,455          (4,159)             -        51,385
Net cash used for investing activities            -         (473,294)       (11,678)        (13,727)             -      (498,699)
Net cash provided by (used for)
 financing activities                            20          453,149        (18,821)         18,343              -       452,691
Effect of exchange rate changes on cash           -                -              -              12              -            12
                                         -----------   --------------   ------------   -------------  -------------  ------------
Net increase (decrease) in cash and
 cash equivalents                                 -              (36)         4,956             469              -         5,389
Cash and cash equivalents at beginning
 of period                                        -               85             42             137              -           264
                                         -----------   --------------   ------------   -------------  -------------  ------------
Cash and cash equivalents at end of         $     -         $     49      $   4,998        $    606       $      -      $  5,653
 period     				     ===========   ==============   ============   =============  =============  ============

                                                                   TWENTY-SIX WEEKS ENDED JUNE 26,  2004
					           ----------------------------------------------------------------------------------------

                                         BPC Holding   Berry Plastics    Combined        Combined
                                         Corporation    Corporation      Guarantor     Non-guarantor  Consolidating
                                           (Parent)       (Issuer)      Subsidiaries   Subsidiaries    Adjustments   Consolidated
                                         -----------   --------------   ------------   -------------  -------------  ------------
CONSOLIDATING STATEMENT OF OPERATIONS
Net sales                                  $      -        $ 115,145     $  275,225       $  12,397       $      -     $ 402,767
Cost of goods sold                                -           79,378        221,365          12,437              -       313,180
                                         -----------   --------------   ------------   -------------  -------------  ------------
Gross profit                                      -           35,767         53,860             (40)             -        89,587
Operating expenses                                -           14,318         25,639           1,782              -        41,739
                                         -----------   --------------   ------------   -------------  -------------  ------------
Operating income (loss)                           -           21,449         28,221          (1,822)             -        47,848
Interest expense (income), net                 (381)          (7,090)        33,283             321              -        26,133
Income taxes (benefit)                           28            9,523             80            (129)             -         9,502
Equity in net (income)loss from             (11,860)           7,156          2,014               -          2,690             -
 subsidiary                              -----------   --------------   ------------   -------------  -------------  ------------
Net income (loss)                          $ 12,213        $  11,860     $  (7,156)       $  (2,014)      $ (2,690)    $  12,213
                                         ===========   ==============   ============   =============  =============  ============
CONSOLIDATING STATEMENT OF CASH FLOWS
Net income (loss)                          $ 12,213        $  11,860       $ (7,156)      $  (2,014)       $(2,690)    $  12,213
Non-cash expenses                                 -           17,563         20,843           1,915              -        40,321
Equity in net (income) loss from            (11,860)           7,156          2,014               -          2,690             -
 subsidiary
Changes in working capital                     (380)           6,741        (17,976)         (1,892)             -       (13,507)
                                         -----------   --------------   ------------   -------------  -------------  ------------
Net cash provided by (used for)
  operating activities                          (27)          43,320         (2,275)         (1,991)             -        39,027
Net cash provided by (used for)
 investingactivities                              -          (15,782)        (5,814)          2,619              -       (18,977)
Net cash provided by (used for)
 financing activities                            27          (21,894)         6,516            (428)             -       (15,779)
Effect of exchange rate changes on cash           -                -              -             206              -           206
                                         -----------   --------------   ------------   -------------  -------------  ------------
Net increase (decrease) in cash and
 cash equivalents                                 -            5,644         (1,573)            406              -         4,477
Cash and cash equivalents at beginning
 of period                                        -           24,290          1,666             236              -        26,192
                                         -----------   --------------   ------------   -------------  -------------  ------------
Cash and cash equivalents at end of
 period                                    $      -        $  29,934       $     93       $     642        $     -     $  30,669
                                         ===========   ==============   ============   =============  =============  ============

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

Accounts receivable. We evaluate our allowance for doubtful accounts on a quarterly basis and review any significant customers with delinquent balances to determine future collectibility. We base our determinations on legal issues (such as bankruptcy status), past history, current financial and credit agency reports, and the experience of our credit representatives. We reserve accounts that we deem to be uncollectible in the quarter in which we make the determination. We maintain additional reserves based on our historical bad debt experience. We believe, based on past history and our credit policies, that the net accounts receivable are of good quality. A ten percent increase or decrease in our bad debt experience would not have a material impact on our results of operations. Our allowance for doubtful accounts was $5.4 million and $3.2 million as of July 2, 2005 and January 1, 2005, respectively.

Inventory obsolescence. We evaluate our reserve for inventory obsolescence on a quarterly basis and review inventory on-hand to determine future salability. We base our determinations on the age of the inventory and the experience of our personnel. We reserve inventory that we deem to be not salable in the quarter in which we make the determination. We believe, based on past history and
our policies and procedures, that our net inventory  is  salable.   A  ten
percent increase or decrease in our inventory obsolescence experience would not have a material impact on our results of operations. Our reserve for inventory obsolescence was $6.7 million and $3.8 million as of July 2, 2005 and January 1, 2005, respectively.

Medical insurance. We offer our employees medical insurance that is primarily self-insured by us. As a result, we accrue a liability for known claims as well as the estimated amount of expected claims incurred but not reported. We evaluate our medical claims liability on a quarterly basis and obtain an independent actuarial analysis on an annual basis. Based on our analysis, we believe that our recorded medical claims liability should be sufficient. A ten percent increase or decrease in our medical claims experience would not have a material impact on our results of operations. Our accrued liability for medical claims was $4.8 million and $2.0 million, including reserves for expected medical claims incurred but not reported, as of July 2, 2005 and January 1, 2005, respectively.

Workers' compensation. We are primarily self-insured under a large deductible program for the majority of our facilities for workers' compensation claims. On a quarterly basis, we evaluate our liability based on third-party adjusters' independent analyses by claim. Based on these analyses, we believe that our recorded workers' compensation liability should be sufficient. A ten percent increase or decrease in our workers' compensations claims experience would not have a material impact on our results of operations. Our accrued liability for workers' compensation claims was $4.4 million and $3.5 million as of July 2, 2005 and January 1, 2005, respectively.

Revenue recognition. Revenue from sales of products is recognized at the time product is shipped to the customer at which time title and risk of ownership transfer to the purchaser.

Impairments of Long-Lived Assets. In accordance with the methodology described in FASB Statement No. 142, "Goodwill and Other Intangible Assets" and FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," we review long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. Impairment losses are recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. In addition, we annually review our indefinite lived intangibles for impairment. No impairments were recorded in the financial statements included in this Form 10-Q.

Deferred Taxes and Effective Tax Rates. We estimate the effective tax rates and associated liabilities or assets for each legal entity in accordance with FAS 109. We use tax-planning to minimize or defer tax liabilities to future periods. In recording effective tax rates and related liabilities and assets, we rely upon estimates, which are based upon our interpretation of United States and local tax laws as they apply to our legal entities and our overall tax structure. Audits by various tax jurisdictions, including the United States Government, could yield different interpretations from our own and cause the Company to owe more taxes than originally recorded. For interim periods, we accrue our tax provision at the effective tax rate that we expect for the full year. As the actual results from our various businesses vary from our estimates earlier in the year, we adjust the succeeding interim periods effective tax rates to reflect our best estimate for the year-to-date results and for the full year. As part of the effective tax rate, if we determine that a deferred tax asset arising from temporary differences is not likely to be utilized, we will establish a valuation allowance against that asset to record it at its expected realizable value.

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

On April 11, 2005, a subsidiary of Berry, Berry Plastics de M{e'}xico, S. de R.L. de C.V., acquired all of the injection molding closure assets from Euromex Plastics, S.A. de C.V. ("Euromex"), an injection molding manufacturer located in Toluca, Mexico ("the Mexico Acquisition"), for aggregate consideration of approximately $9.1 million (including taxes). The purchase was financed through borrowings under the Company's revolving line of credit and cash on hand. The operations from the Mexico Acquisition are included in Berry's operations since the acquisition date.

On  June  3, 2005, Berry acquired  Kerr  Group,  Inc.  ("Kerr")  for  aggregate consideration of approximately $458.8 million (the "Kerr Acquisition"), excluding deferred financing fees. The operations from the Kerr Acquisition are included in Berry's operations since the acquisition date. The purchase price was financed through additional term loan borrowings under an amendment to Berry's senior secured credit facility and cash on hand.

RESULTS OF OPERATIONS

13 WEEKS ENDED JULY 2, 2005 (THE "QUARTER")
COMPARED TO 13 WEEKS ENDED JUNE 26, 2004 (THE "PRIOR QUARTER")

Net Sales. Net sales increased $71.9 million, or 34%, to $282.9 million for the Quarter from $211.0 million for the Prior Quarter with an approximate 12% increase in net selling price due to higher resin costs passed through to our customers. Our base business volume, excluding selling price changes and acquired business, increased by approximately $9.4 million or 5% in the Quarter over the Prior Quarter. The following discussion in this section provides a comparison by business segment. Rigid open top net sales increased $33.6 million from the Prior Quarter to $204.5 million for the Quarter.  The increase
in rigid open top net sales was primarily a result of increased selling prices and base business growth in several of the division's product lines with significant growth in the thermoformed polypropylene drink cup line. Rigid closed top net sales increased $38.2 million from the Prior Quarter to $78.4 million for the Quarter. The increase in rigid closed top net sales can be primarily attributed to net sales in the Quarter from the Kerr Acquisition and Mexico Acquisition of $34.1 million and $1.0 million, respectively, and increased selling prices.

Gross Profit. Gross profit increased by $2.9 million to $49.4 million (17% of net sales) for the Quarter from $46.5 million (22% of net sales) for the Prior Quarter. This dollar increase of 6% was primarily attributed to the increased sales volume noted above. When compared to the Prior Quarter, the Quarter was negatively impacted by the timing effect of higher resin costs and other raw material costs partially offset by the 12% increase in net selling prices due to higher resin costs passed through to our customers. In addition, an expense of $0.7 million was charged to cost of goods sold in the Quarter related to the write-up and subsequent sale of Kerr's finished goods inventory to fair market value in accordance with purchase accounting. Significant productivity improvements were made since the Prior Quarter, including the addition of state-of-the-art injection molding, thermoforming and post molding equipment at several of our facilities.

Operating Expenses. Selling expenses increased by $0.7 million to $7.6 million for the Quarter from $6.9 million for the Prior Quarter principally as a result of increased selling expenses associated with higher sales partially offset by cost reduction efforts. General and administrative expenses decreased $0.2 million from $9.7 million for the Prior Quarter to $9.5 million for the Quarter primarily as a result of decreased accrued bonus expense partially offset by general and administrative expenses from the Kerr Acquisition. Research and development expenses increased by $0.5 million over the Prior Quarter primarily due to the Kerr Acquisition and increased development efforts. Amortization of intangibles remained relatively constant with an increase of $0.3 million over the Prior Quarter. During the Quarter, transition expenses were $0.4 million related to integrating acquired businesses. In the Prior Quarter, transition expenses were $0.9 million related to the Landis Acquisition and $0.6 million related to the shutdown and reorganization of facilities.

Interest Expense, Net. Net interest expense increased $10.6 million to $23.4 million for the Quarter compared to $12.8 million for the Prior Quarter primarily due to a write off of unamortized deferred financing fees of $7.0 million as a result of the amendment to our senior credit facility, increased rates of interest on borrowings, and increased borrowings to finance the Kerr Acquisition.

Income Taxes. For the Quarter, we recorded income tax expense of $2.4 million or an effective tax rate of 58%. The effective tax rate is greater than the statutory rate due to the impact of state taxes and foreign location losses for which no benefit was currently provided. The decrease of $3.1 million from $5.5 million in the Prior Quarter, or an effective tax rate of 43%, was attributed to the decrease in income before income taxes.

Net  Income.   Net  income  was  $1.8  million for the Quarter compared to $7.4 million for the Prior Quarter for the reasons discussed above.

26 WEEKS ENDED JULY 2, 2005 ("YTD")
COMPARED TO 26 WEEKS ENDED JUNE 26, 2004 ("PRIOR YTD")

Net Sales. Net sales increased $105.4 million, or 26%, to $508.2 million for the YTD from $402.8 million for the Prior YTD with an approximate 11% increase in net selling price due to higher resin costs passed through to our customers. Our base business volume, excluding selling price changes and acquired business, increased by approximately $22.7 million or 6% in the YTD over the Prior YTD. Our resin pounds sold, excluding acquired businesses, increased by 8% in the YTD over the Prior YTD. The following discussion in this section provides a comparison by business segment. Rigid open top net sales increased $63.4 million from the Prior YTD to $388.4 million for the YTD. The increase in rigid open top net sales was primarily a result of increased selling prices and base business growth in several of the division's product lines with significant growth in the thermoformed polypropylene drink cup line. Rigid closed top net sales increased $42.0 million from the Prior YTD to $119.8 million for the YTD. The increase in rigid closed top net sales can be primarily attributed to net sales in the YTD from the Kerr Acquisition and Mexico Acquisition of $34.1 million and $0.3 million, respectively, and increased selling prices.

Gross Profit. Gross profit increased by $1.1 million to $90.7 million (18% of net sales) for the YTD from $89.6 million (22% of net sales) for the Prior YTD. This 1% dollar increase was primarily attributed to the increased sales volume noted above. When compared to the Prior YTD, the YTD was negatively impacted by the timing effect of higher resin costs and other raw material costs partially offset by the 11% increase in net selling prices due to higher resin costs passed through to our customers. In addition, an expense of $0.7 million was charged to cost of goods sold in the YTD related to the write-up and subsequent sale of Kerr's finished goods inventory to fair market value in accordance with purchase accounting. Significant productivity improvements were made since the Prior YTD, including the addition of state-of-the-art injection molding, thermoforming and post molding equipment at several of our facilities.

Operating Expenses. Selling expenses increased by $1.3 million to $14.9 million for the YTD from $13.6 million for the Prior YTD principally as a result of increased selling expenses associated with higher sales partially offset by cost reduction efforts. General and administrative expenses decreased $0.5 million from $18.9 million for the Prior YTD to $18.4 million for the YTD primarily as a result of decreased accrued bonus expense partially offset by general and administrative expenses from the Kerr Acquisition. Research and development expenses increased by $0.7 million over the Prior YTD primarily due to the Kerr Acquisition and increased development efforts. Amortization of intangibles remained relatively constant with an increase of $0.3 million for the YTD from the Prior YTD. During the YTD, transition expenses were $0.7 million related to integrating acquired businesses. In the Prior YTD, transition expenses were $1.1 million related to the Landis Acquisition and $3.0 million related to the shutdown and reorganization of facilities.

Interest Expense, Net. Net interest expense increased $11.1 million to $37.2 million for the YTD compared to $26.1 million for the Prior YTD primarily due to a write off of unamortized deferred financing fees of $7.0 million as a result of the amendment to our senior credit facility, increased rates of interest on borrowings, and increased borrowings to finance the Kerr Acquisition.

Income Taxes. For the YTD, we recorded income tax expense of $6.2 million or an effective tax rate of 53%. The effective tax rate was greater than the statutory rate due to the impact of state taxes and foreign location losses for
which no benefit was  currently  provided.   The  decrease of $3.3
million from $9.5 million in the Prior Quarter, or an effective tax rate of 44%, was attributed to the decrease in income before income taxes.

Net Income. Net income was $5.6 million for the YTD compared to $12.2 million for the Prior YTD for the reasons discussed above.

LIQUIDITY AND CAPITAL RESOURCES

On July 22, 2002, we entered into a credit and guaranty agreement and a related pledge security agreement with a syndicate of lenders led by Goldman Sachs Credit Partners L.P., as administrative agent (the "Credit Facility"). On November 10, 2003, in connection with the Landis Acquisition, the Credit Facility was amended and restated (the "Amended and Restated Credit Facility"). On August 9, 2004, the Amended and Restated Credit Facility was amended and restated (the "Second Amended and Restated Credit Facility"). On January 1, 2005, a First Amendment to the Second Amended and Restated Credit Facility was entered into to permit Fifth Third Bank to assume the role of Administrative Agent and for Goldman Sachs Credit Partners, L.P. to resign as Administrative Agent. On June 3, 2005, we entered into a Second Amendment to the Second Amended and Restated Credit Agreement (the "New Credit Facility") with Deutsche Bank Trust Company Americas assuming the role of Administrative Agent. As a result of the amendment, we expensed $7.0 million of unamortized deferred financing costs.

The New Credit Facility provides (1) a $795.0 million term loan and (2) a $150.0 million revolving credit facility. The New Credit Facility permits the Company to borrow up to an additional $150.0 million of incremental senior term indebtedness from lenders willing to provide such loans subject to certain restrictions. The terms of the additional indebtedness will be determined by the market conditions at the time of borrowing. The maturity date of the term loan is December 2, 2011, and the maturity date of the revolving credit facility is March 31, 2010. The indebtedness under the New Credit Facility is guaranteed by Holding and all of its domestic subsidiaries. The obligations of Berry Plastics under the New Credit Facility and the guarantees thereof are secured by substantially all of the assets of such entities. At July 2, 2005, there were no borrowings outstanding on this revolving credit facility. The revolving credit facility allows up to $35.0 million of letters of credit to be issued instead of borrowings under the revolving credit facility. At July 2, 2005 and January 1, 2005, the Company had $13.7 million and $8.5 million, respectively, in letters of credit outstanding under the revolving credit facility.

The New Credit Facility contains significant financial and operating covenants, including prohibitions on the ability to incur certain additional indebtedness or to pay dividends, and restrictions on the ability to make capital expenditures. The New Credit Facility also contains borrowing conditions and customary events of default, including nonpayment of principal or interest, violation of covenants, inaccuracy of representations and warranties, cross-defaults to other indebtedness, bankruptcy and other insolvency events (other than in the case of certain foreign subsidiaries). The Company was in compliance with all the financial and operating covenants at July 2, 2005. The term loan amortizes quarterly as follows: $1,987,500 each quarter beginning September 30, 2005 and ending September 30, 2010 and $188,315,625 each quarter beginning December 31, 2010 and ending September 30, 2011.

Borrowings under the New Credit Facility bear interest, at the Company's option, at either (i) a base rate (equal to the greater of the prime rate and the federal funds rate plus 0.5%) plus the applicable margin (the "Base Rate
Loans") or (ii) an adjusted eurodollar LIBOR  (adjusted for reserves) plus the
applicable margin (the "Eurodollar Rate Loans").   With  respect  to the term
loan, the "applicable margin" is (i) with respect to Base Rate Loans, 1.25% per annum and (ii) with respect to Eurodollar Rate Loans, 2.25% per annum. In addition, the applicable margins with respect to the term loan can be further reduced by an additional .25% per annum subject to the Company meeting a leverage ratio target, which was not met based on the results through July 2, 2005. With respect to the revolving credit facility, the "applicable margin" is subject to a pricing grid which ranges from 2.75% per annum to 2.00% per annum, depending on the leverage ratio (2.75% based on our leverage ratio of
5.2:1.0 based on our results through July 2, 2005).   The "applicable margin"
with respect to Base Rate Loans will always be 1.00% per  annum  less  than the
"applicable  margin"  for  Eurodollar  Rate  Loans.   In  October 2002, Berry
entered into an interest rate collar arrangement to protect $50.0 million of the outstanding variable rate term loan debt from future interest rate volatility. The collar floor is set at 1.97% LIBOR (London Interbank Offering
Rate) and capped at 6.75% LIBOR. The agreement was effective January 15, 2003. In June 2005, Berry entered into three separate interest rate swap transactions to protect $300.0 million of the outstanding variable rate term loan debt from future interest rate volatility. The agreements were effective June 3, 2005 and expire on June 3, 2008. The agreements swap three month variable LIBOR contracts for a fixed rate three year rate of 3.897%. At July 2, 2005, the Company had unused borrowing capacity under the New Credit Facility's revolving line of credit of $136.3 million.

On July 22, 2002, we completed an offering of $250.0 million aggregate principal amount of 10 3/4% Senior Subordinated Notes due 2012 (the "2002 Notes"). The net proceeds to us from the sale of the 2002 Notes, after expenses, were $239.4 million. The proceeds from the 2002 Notes were used in our refinancing. The 2002 Notes mature on July 15, 2012, and interest is payable semi-annually on January 15 and July 15 of each year. Holding and all of our domestic subsidiaries fully, jointly, severally, and unconditionally guarantee the 2002 Notes.

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

Net cash provided by operating activities was $51.4 million for the YTD compared to $39.0 million for the Prior YTD. The increase of $12.4 million is primarily the result of improved working capital and strong growth as noted above.

Net cash used for investing activities increased from $19.0 million for the Prior YTD to $498.7 million for the YTD primarily as a result of the Kerr Acquisition. Capital spending of $32.3 million in the YTD included $2.3 million for buildings and systems, $9.7 million for molds, $12.0 million for molding and printing machines, and $8.3 million for accessory equipment and systems. Capital expenditures for 2005 are expected to be approximately $71.8 million.

Net cash provided by financing activities was $452.7 million for the YTD compared to $15.8 million used for financing activities in the Prior YTD. This change of $468.5 million can be primarily attributed to the financing obtained in connection with the Kerr Acquisition.

Increased working capital needs occur whenever we experience strong incremental demand or a significant rise in the cost of raw material, particularly plastic resin. However, we anticipate that our cash interest, working capital and capital expenditure requirements for 2005 will be satisfied through a combination of funds generated from operating activities and cash on hand, together with funds available under the New Credit Facility. We base such belief on historical experience and the substantial funds available under the New Credit Facility. However, we cannot predict our future results of operations and our ability to meet our obligations involves numerous risks and uncertainties, including, but not limited to, those described in the "Risk Factors" section of our 2004 10-K. In particular, increases in the cost of resin which we are unable to pass through to our customers on a timely basis or significant acquisitions could severely impact our liquidity. At July 2, 2005, our cash balance was $5.7 million, and we had unused borrowing capacity under the New Credit Facility's borrowing base of $136.3 million. Although the $136.3 million was available at July 2, 2005, the covenants under our New Credit Facility may limit our ability to make such borrowings in the future.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We are exposed to market risk from changes in interest rates primarily through our New Credit Facility. The New Credit Facility is comprised of (1) a $795.0 million term loan and (2) a $150.0 million revolving credit facility. At July 2, 2005, there were no borrowings outstanding on the revolving credit facility. The net outstanding balance of the term loan at July 2, 2005 was $795.0 million. The term loan bears interest at the Eurodollar rate plus the applicable margin. Future borrowings under the New Credit Facility bear interest, at our option, at either (1) the base rate, which is a rate per annum equal to the greater of the prime rate and the federal funds effective rate in effect on the date of determination plus 0.5% plus the applicable margin or (2) an adjusted Eurodollar Rate which is equal to the rate for Eurodollar deposits plus the applicable margin. We utilize interest rate instruments to reduce the impact of either increases or decreases in interest rates on its floating rate debt. Pursuant to a requirement in the Credit Facility and as a result of an economic slowdown and corresponding interest rate reductions, we entered into an interest rate collar arrangement in October 2002 to protect $50.0 million of the outstanding variable rate term loan debt from future interest rate volatility. Under the interest rate collar agreement, the Eurodollar rate with respect to the $50.0 million of outstanding variable rate term loan debt will not exceed 6.75% or drop below 1.97%. In June 2005, Berry entered into three separate interest rate swap transactions to protect $300.0 million of the outstanding variable rate term loan debt from future interest rate volatility. The agreements were effective June 3, 2005 and expire on June 3, 2008. The agreements swap three month variable LIBOR contracts for a fixed rate three year rate of 3.897%.

At July 2, 2005, the Eurodollar rate  applicable  to  the
term  loan  was  3.35%.   If  the  Eurodollar rate increases 0.25% and 0.5%, we
estimate an annual increase in our interest expense of approximately $1.2 million and $2.5 million, respectively.

Plastic Resin Cost Risk

We are exposed to market risk from changes in plastic resin prices that could impact our results of operations and financial condition. We manage our exposure to these market risks through our normal operations with purchasing negotiation, mechanical hedging, switching between certain resin products and, when deemed appropriate, by using derivative financial instruments in accordance with established policies and procedures. The derivative financial instruments generally used are forward contracts. The derivative financial instruments utilized by the Company in its hedging activities are considered risk management tools and are not used for trading purposes.

As part of our risk management strategy, in the fourth quarter of 2004, we entered into resin forward hedging transactions constituting approximately 15% of our estimated 2005 resin needs and 10% of our 2006 estimated resin needs based on 2004 volumes prior to the Kerr Acquisition. These contracts obligate the Company to make or receive a monthly payment equal to the difference in the unit cost of resin per the contract and an industry index times the contracted pounds of plastic resin. Such contracts are designated as hedges of a portion of the Company's forecasted purchases through 2006 and are effective in hedging the Company's exposure to changes in resin prices during this period.

The contracts qualify as cash flow hedges under SFAS No. 133 and accordingly are marked to market with unrealized gains and losses deferred through other comprehensive income and recognized in earnings when realized as an adjustment to cost of goods sold. The fair values of these contracts at July 2, 2005 was an unrealized gain, after income taxes, of $2.9 million.

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

   (a)Exhibits:

      31.1 Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive
           Officer

      31.2 Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial
           Officer

      32.1 Section 1350 Certification of the Chief Executive Officer

      32.2 Section 1350 Certification of the Chief Financial Officer
                                     29

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      BPC Holding Corporation
                                      Berry Plastics Corporation

August 12, 2005


                                      By: /s/ James M. Kratochvil
                                         -------------------------------
                                         James M. Kratochvil

                                      Executive Vice President, Chief Financial
                                      Officer, Treasurer and Secretary of the
                                      entities listed above (Principal
                                      Financial and Accounting Officer)