Form 10-Q
period 2005-10-01
BPC HOLDING CORP; BERRY PLASTICS CORP
filed 2005-11-14
CIK 919465, 919463

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2005, or

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

Indicate by check mark whether  the  registrants  are  accelerated  filers  (as
defined by Rule 12b-2 of the Exchange Act).   Yes [   ]   No [X]

Indicate  by check mark whether the registrants are shell companies (as defined
by Rule 12b-2 of the Exchange Act).   Yes [   ]   No [X]

Indicate the number of shares outstanding of each of the issuers' classes of common stock, as of the latest practicable date:

As of October 28, 2005, there were outstanding 3,373,485 shares of the Common Stock, $.01 par value, of BPC Holding Corporation. As of October 28, 2005, there were outstanding 100 shares of the Common Stock, $.01 par value, of Berry Plastics Corporation.
                                     1

           CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

  This Form 10-Q includes "forward-looking statements," within  the  meaning of
Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), with respect to our financial condition, results of operations and business and our expectations or beliefs concerning future events. Such statements include, in particular, statements about our plans, strategies and prospects under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations." You can identify certain forward-looking statements by our use of forward-looking terminology such as, but not limited to, "believes," "expects," "anticipates," "estimates," "intends," "plans," "targets," "likely," "will," "would," "could" and similar expressions that identify forward-looking statements. All forward-looking statements involve risks and uncertainties. Many risks and uncertainties are inherent in our industry and markets. Others are more specific to our operations. The occurrence of the events described and the achievement of the expected results depend on many events, some or all of which are not predictable or within our control. Actual results may differ materially from the forward-looking statements contained in this Form 10-Q. Factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include:

   	A.	changes in prices and  availability of resin and other raw materials and our ability to pass on changes  in  raw  material  prices on a timely basis;
   	B.	catastrophic loss of our key manufacturing facilities;
   	C.	risks  related  to  our  acquisition  strategy  and  integration  of acquired businesses, including Kerr;
   	D.	risks associated with our substantial indebtedness and debt service;
   	E.	performance of our business and future operating results;
   	F.	risks of competition in our existing and future markets;
   	G.	general business and economic conditions, particularly  an  economic downturn;
   	H.	increases  in  the  cost  of  compliance  with laws and regulations, including environmental laws and regulations; and
   	I.	the factors discussed in our Form 10-K for  the  fiscal  year  ended
      January 1, 2005 in the section entitled "Risk Factors."

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

                            BPC HOLDING CORPORATION
                          BERRY PLASTICS CORPORATION


                                FORM 10-Q INDEX

                  FOR QUARTERLY PERIOD ENDED OCTOBER 1, 2005




                                                                      Page No.
PART I.FINANCIAL INFORMATION                                         ---------

       Item 1. Financial Statements:
               Consolidated Balance Sheets...............................    4
               Consolidated Statements of Operations.....................    6
               Consolidated Statements of Changes in Stockholders' Equity    7
               Consolidated Statements of Cash Flows.....................    8
               Notes to Consolidated Financial Statements................    9

       Item 2. Management's Discussion and Analysis of
               Financial Condition and Results of Operations.............   20

       Item 3. Quantitative and Qualitative Disclosures about Market Risk   27
       Item 4. Controls and Procedures...................................   28

PART II.OTHER INFORMATION

       Item 6. Exhibits and Reports on Form 8-K..........................   29

SIGNATURE................................................................   30

PART 1.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                          	        BPC HOLDING CORPORATION
              	                  CONSOLIDATED BALANCE SHEETS
             	       (In Thousands of Dollars, except share information)

                                                                       OCTOBER 1,        JANUARY 1,
                                                                          2005              2005
										           ----------       -----------
                                                                    (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents                                           $ 23,271            $  264
  Accounts receivable (less allowance for doubtful accounts of
    $5,396  at  October  1, 2005 and $3,207 at January 1, 2005)        160,039            83,162
  Inventories:
    Finished goods                                                      88,272            70,371
    Raw materials and supplies                                          49,259            38,663
										        -----------       -----------
                                                                       137,531           109,034
  Prepaid expenses and other current assets                             36,992            27,339
										        -----------       -----------
Total current assets                                                   357,833           219,799

Property and equipment:
  Land                                                                  10,906            10,016
  Buildings and improvements                                            81,103            64,758
  Equipment and construction in progress                               482,525           317,784
									 	        -----------       -----------
                                                                       574,534           392,558
  Less accumulated depreciation                                        158,455           110,586
										        -----------       -----------
                                                                       416,079           281,972
Intangible assets:
  Deferred financing fees, net                                          18,701            19,883
  Customer relationships, net                                          119,627            84,959
  Goodwill                                                             568,170           358,883
  Trademarks, net                                                       47,901            33,448
  Other intangibles, net                                                38,409             6,106
								    		        -----------       -----------
                                                                       792,808           503,279

Other                                                                       75                94
										        -----------       -----------
Total assets                                                        $1,566,795        $1,005,144
										        ===========       ===========

                                     4

                                     BPC HOLDING CORPORATION
                             CONSOLIDATED BALANCE SHEETS (CONTINUED)
                       (In Thousands of Dollars, except share information)

                                                                      OCTOBER 1,        JANUARY 1,
                                                                        2005              2005
										        -----------       -----------
                                                                    (UNAUDITED)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                    $ 95,508          $ 55,671
  Accrued interest                                                      11,091            18,816
  Employee compensation, payroll and other taxes                        40,436            28,190
  Accrued expenses and other current liabilities                        35,430            16,693
  Current portion of long-term debt                                     15,652            10,335
										        -----------       -----------
Total current liabilities                                              198,117           129,705

Long-term debt, less current portion                                 1,149,476           687,223
Other long-term liabilities                                             21,398             4,325
										        -----------       -----------
Total liabilities                                                    1,368,991           821,253
Stockholders' equity:
  Preferred Stock; $.01 par value: 500,000 shares authorized;
    0 shares issued and outstanding  at  October 1, 2005 and
    January 1, 2005                                                          -                 -
  Common Stock; $.01 par value:  5,000,000 shares authorized;
    3,398,807 shares issued and 3,373,485 shares outstanding at
    October  1,  2005;  and  3,398,807  shares issued and
    3,378,305 shares outstanding at January 1, 2005                         34                34
  Additional paid-in capital                                           345,197           345,001
  Adjustment of the carryover basis of continuing stockholders        (196,603)         (196,603)
  Notes receivable - common stock                                      (14,087)          (14,856)
  Treasury stock:  25,322 shares and 20,502 shares of common
    stock at October 1, 2005 and January 1, 2005, respectively          (4,209)           (2,049)
  Retained earnings                                                     53,813            39,178
  Accumulated other comprehensive income                                13,659            13,186
										       -----------       -----------
Total stockholders' equity                                             197,804           183,891
										       -----------       -----------
Total liabilities and stockholders' equity                          $1,566,795        $1,005,144
								   		       ===========       ===========



See notes to consolidated financial statements.
                                     5

                                          BPC HOLDING CORPORATION
                                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                         (In Thousands of Dollars)

                                                THIRTEEN WEEKS ENDED             THIRTY-NINE WEEKS ENDED
							--------------------------------   -------------------------------
                                             OCTOBER 1,      SEPTEMBER 25,       OCTOBER 1,    SEPTEMBER 25,
                                               2005              2004              2005           2004
							--------------------------------   -------------------------------
                                                     (UNAUDITED)                         (UNAUDITED)

Net sales                                    $342,305         $ 204,803          $850,486         $ 607,570
Cost of goods sold                            273,129           160,824           690,622           474,004
							  ----------	  ----------	  ----------	  ----------
Gross profit                                   69,176            43,979           159,864           133,566

Operating expenses:
   Selling                                      9,693             6,306            24,588            19,857
   General and administrative                  13,429             9,354            31,854            28,244
   Research and development                     1,994               888             4,450             2,668
   Amortization of intangibles                  4,674             1,517             8,432             4,991
   Other expenses                               2,107               764             2,800             4,808
						 	  ----------	  ----------	  ----------	  ----------
Operating income                               37,279            25,150            87,740            72,998

Other expenses (income):
   Gain on disposal of equipment                  (41)                -               (41)                -
   Unrealized loss (gain) on investment          (384)                -             1,185                 -
							  ----------	  ----------	  ----------	  ----------
Income before interest and taxes               37,704            25,150            86,596            72,998
Interest:
   Expense                                    (21,416)          (13,245)          (51,951)          (39,782)
   Write off of deferred financing fees             -                 -            (7,045)                -
   Income                                         261               184               673               588
							  ----------	  ----------	  ----------	  ----------
Income before income taxes                     16,549            12,089            28,273            33,804
Income taxes                                    7,464             5,448            13,638            14,950
							  ----------	  ----------	  ----------	  ----------
Net income                                    $ 9,085          $  6,641          $ 14,635          $ 18,854
							  ==========        ==========        ==========        ==========

See notes to consolidated financial statements.
                                     6


                                                  BPC HOLDING CORPORATION
                                CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                                       (Unaudited)
                                                (In Thousands of Dollars)

                                                     ADJUSTMENT OF                                            ACCUMULATED
                                                     THE CARRYOVER      NOTES                                   OTHER
                                        ADDITIONAL     BASIS OF       RECEIVABLE-                            COMPREHENSIVE
                              COMMON     PAID-IN      CONTINUING       COMMON        TREASURY     RETAINED      INCOME
                              STOCK      CAPITAL     STOCKHOLDERS       STOCK         STOCK       EARNINGS     (LOSSES)      TOTAL
					------------------------------------------------------------------------------------------------------

Balance at January 1, 2005    $ 34      $345,001      $(196,603)      $(14,856)     $ (2,049)     $ 39,178      $13,186    $183,891
				      -----     ---------     ----------     ----------     ---------     ---------     --------   ---------
Interest on notes receivable     -             -              -           (592)            -             -            -        (592)
Collection on notes receivable   -             -              -          1,361             -             -            -       1,361
Translation loss			   -             -              -              -             -             -       (2,804)     (2,804)
Sale of treasury stock           -           196              -              -         3,245             -            -       3,441
Purchase of treasury stock       -             -              -              -        (5,405)            -            -      (5,405)
Other comprehensive gains        -             -              -              -             -             -        3,277       3,277
Net income                       -             -              -              -        14,635             -            -      14,635
				      ------    ---------     ----------     ----------     ---------     ---------     --------   --------
Balance at October 1, 2005    $ 34      $345,197      $(196,603)      $(14,087)     $ (4,209)     $ 53,813      $13,659    $197,804
       			     =======    =========     ==========     ==========     =========     =========     ========   =========

See notes to consolidated financial statements.
                                     7

                                         BPC HOLDING CORPORATION
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (In Thousands of Dollars)

                                                                                   THIRTY-NINE WEEKS ENDED
												   ----------------------------------
                                                                              OCTOBER 1,         SEPTEMBER 25,
                                                                                 2005                2004
												   ------------        -------------
                                                                           (Unaudited)          (Unaudited)
OPERATING ACTIVITIES
Net income                                                                     $14,635              $18,854
Adjustments to reconcile net income to net cash provided by
  operating activities:
    Depreciation                                                                51,353               39,616
    Non-cash interest expense                                                    1,372                1,410
    Write off of deferred financing fees                                         7,045                    -
    Gain on disposal of equipment                                                  (41)                   -
    Unrealized loss on investment in Southern Packaging                          1,185                    -
    Amortization of intangibles                                                  8,432                4,991
    Deferred income taxes                                                       12,994               14,721
    Changes in operating assets and liabilities:
       Accounts receivable, net                                                (28,166)             (17,668)
       Inventories                                                               7,989              (10,405)
       Prepaid expenses and other assets                                        (1,727)              (2,019)
       Accrued interest                                                         (7,725)              (8,913)
       Payables and other liabilities                                           14,539               15,337
												   ------------         ------------
Net cash provided by operating activities                                       81,885               55,924

INVESTING ACTIVITIES
Additions to property and equipment                                            (48,866)             (34,134)
Proceeds from disposal of property and equipment                                 1,719                3,382
Proceeds from working capital settlement on business acquisition                     -                7,397
Acquisitions of businesses                                                    (459,996)                (450)
												   ------------         ------------
Net cash used for investing activities                                        (507,143)             (23,805)

FINANCING ACTIVITIES
Proceeds from long-term borrowings                                             466,479                  655
Payments on long-term borrowings                                                (9,108)             (51,911)
Proceeds from notes receivable                                                   1,361                   73
Proceeds from issuance of common stock                                               -                   53
Proceeds from sale of treasury stock                                             3,441                  108
Purchase of treasury stock                                                      (5,405)                (192)
Debt financing costs                                                            (8,137)                (641)
												   ------------         ------------
Net cash provided by (used for) financing activities                           448,631              (51,855)
Effect of exchange rate changes on cash                                           (366)                 127
												   ------------         ------------
Net increase (decrease) in cash and cash equivalents                            23,007              (19,609)
Cash and cash equivalents at beginning of period                                   264               26,192
												   ------------         ------------
Cash and cash equivalents at end of period                                     $23,271               $6,583
												   ============         ============

See notes to consolidated financial statements.
                                     8

                            BPC Holding Corporation
                  Notes to Consolidated Financial Statements
             (In thousands of dollars, except as otherwise noted)
                                  (Unaudited)

1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of BPC Holding Corporation (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full fiscal year. The accompanying financial statements include the results of BPC Holding Corporation ("Holding") and its wholly-owned subsidiary, Berry Plastics Corporation ("Berry"), and Berry's wholly-owned subsidiaries. For further information, refer to the consolidated financial statements and footnotes thereto included in Holding's and Berry's Form 10-K filed with the Securities and Exchange Commission for the year ended January 1, 2005. Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.

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

                      ESTABLISHED    THIRTY-NINE WEEKS ENDED OCTOBER 1, 2005
					     ------------------------------------------
                      AT OPENING              REDUCTION
                       BALANCE     JANUARY 1,     IN                OCTOBER 1,
                        SHEET        2005      ESTIMATE   PAYMENTS     2005
		        ------------   ------------------------------------------
EITF 95-3 reserves     $3,206       $1,268      $(422)     $(403)      $443

On April 11, 2005, a subsidiary of Berry, Berry Plastics de M{e'}xico, S. de R.L. de C.V., acquired all of the injection molding closure assets from Euromex Plastics, S.A. de C.V. ("Euromex"), an injection molding manufacturer located in Toluca, Mexico ("the Mexico Acquisition"), for aggregate consideration of approximately $9.1 million (including taxes). The purchase price was allocated to fixed assets ($4.1 million), inventory ($1.6 million), other receivables ($1.0 million), goodwill ($0.6 million), and other intangibles ($1.8 million). The allocation of purchase price is preliminary and subject to change based on actual expenses and adjustments of estimates. The purchase was financed through borrowings under the Company's revolving line of credit and cash on hand. The operations from the Mexico Acquisition are included in Berry's operations since the acquisition date.
                                     9

On June 3, 2005, Berry acquired Kerr Group, Inc. ("Kerr") for aggregate consideration of approximately $452.7 million (the "Kerr Acquisition"), excluding deferred financing fees. The operations from the Kerr Acquisition are included in Berry's operations since the acquisition date. The purchase price was financed through additional term loan borrowings under an amendment to Berry's senior secured credit facility and cash on hand. In accordance with EITF 95-3, the Company established opening balance sheet reserves of $2.7 million related to plant shutdown and severance costs, of which payments totaling $0.2 million were made in the thirty-nine week period ended October 1, 2005. The following table summarizes the allocation of purchase price to intangible assets. The allocation is preliminary and subject to change based on actual expenses, adjustments of estimated receivables and reserves, the completion of the fixed asset appraisals and intangible asset review, and the finalization of opening deferred taxes.

		Purchase price                    	$ 445,680
		Estimated transaction costs             7,000
								----------
		Total consideration                   452,680
		Less: Net tangible assets acquired   (154,871)
								----------
		Intangible assets                   $ 297,809
								==========

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

                      	   THIRTEEN WEEKS ENDED       THIRTY-NINE WEEKS ENDED
			     --------------------------   ---------------------------
                        OCTOBER 1,   SEPTEMBER 25,   OCTOBER 1,    SEPTEMBER 25,
                          2005          2004           2005           2004
			     --------------------------   ---------------------------
Pro forma net sales     $342,305      $300,187       $1,020,910       $886,918
Pro forma net income       9,085         7,266           19,702         19,230

On November 1, 2004, the Company entered into a series of agreements with Mr. Pan Shun Ming, principal shareholder of Southern Packaging Group Ltd. ("Southern Packaging"), to jointly expand participation in the plastic packaging business in China and the surrounding region. In connection therewith, Berry Plastics Asia Pte. Ltd. acquired a 10% stake in Southern
Packaging, which has been recorded in other current assets as a trading security at its fair market value of $1.9 million as of October 1, 2005, resulting in an unrealized gain of $0.4 million and an unrealized loss of $1.2 million in the thirteen and thirty-nine week periods ended October 1, 2005, respectively.
                                     10

3. LONG-TERM DEBT

Long-term debt consists of the following:

                                                   OCTOBER 1,     JANUARY 1,
                                          	     2005           2005
								 -----------    -----------
   Berry 10  3/4% senior subordinated notes        $335,000       $335,000
   Debt premium on 10  3/4% notes, net                7,993          8,876
   Term loan                                        793,013        330,780
   Revolving lines of credit                          1,805            480
   Nevada industrial revenue bonds                        -          1,500
   Capital leases                                    27,317         20,922
								 -----------    -----------
                                                  1,165,128        697,558
   Less current portion of long-term debt            15,652         10,335
								 -----------    -----------
                                                 $1,149,476       $687,223
								 ===========    ===========

The current portion of long-term debt consists of $9.9 million of quarterly installments on the term loan and $5.7 million of principal payments related to capital lease obligations.

On July 22, 2002, the Company entered into a credit and guaranty agreement and a related pledge security agreement with a syndicate of lenders led by Goldman Sachs Credit Partners L.P., as administrative agent (the "Credit Facility"). On November 10, 2003, in connection with the Landis Acquisition, the Credit Facility was amended and restated (the "Amended and Restated Credit Facility"). On August 9, 2004, the Amended and Restated Credit Facility was amended and restated (the "Second Amended and Restated Credit Facility"). On January 1, 2005, a First Amendment to the Second Amended and Restated Credit Facility was entered into to permit Fifth Third Bank to assume the role of Administrative Agent and for Goldman Sachs Credit Partners, L.P. to resign as Administrative Agent. On June 3, 2005, the Company entered into a Second Amendment to the Second Amended and Restated Credit Agreement (the "New Credit Facility") with Deutsche Bank Trust Company Americas assuming the role of Administrative Agent. As a result of the second amendment to the New Credit Facility, the Company expensed $7.0 million of unamortized deferred financing costs in the thirty-nine week period ended October 1, 2005.

The New Credit Facility provides (1) a $795.0 million term loan and (2) a $150.0 million revolving credit facility. The New Credit Facility permits the Company to borrow up to an additional $150.0 million of incremental senior term indebtedness from lenders willing to provide such loans subject to certain restrictions. The terms of the additional indebtedness will be determined by the market conditions at the time of borrowing. The maturity date of the term loan is December 2, 2011, and the maturity date of the revolving credit facility is March 31, 2010. The indebtedness under the New Credit Facility is guaranteed by Holding and all of its domestic subsidiaries. The obligations of Berry under the New Credit Facility and the guarantees thereof are secured by substantially all of the assets of such entities. At October 1, 2005, there were no borrowings outstanding on this revolving credit facility. The revolving credit facility allows up to $35.0 million of letters of credit to be issued instead of borrowings under the revolving credit facility. At October 1, 2005 and January 1, 2005, the Company had $14.2 million and $8.5 million, respectively, in letters of credit outstanding under the revolving credit facility.
                                     11

The New Credit Facility contains significant financial and operating covenants, including prohibitions on the ability to incur certain additional indebtedness or to pay dividends, and restrictions on the ability to make capital expenditures. The New Credit Facility also contains borrowing conditions and customary events of default, including nonpayment of principal or interest, violation of covenants, inaccuracy of representations and warranties, cross-defaults to other indebtedness, bankruptcy and other insolvency events (other than in the case of certain foreign subsidiaries). The Company was in compliance with all the financial and operating covenants at October 1, 2005. The term loan amortizes quarterly as follows: $1,987,500 each quarter which began on September 30, 2005 and ends September 30, 2010 and $188,315,625 each quarter beginning December 31, 2010 and ending September 30, 2011.

Borrowings under the New Credit Facility bear interest, at the Company's option, at either (i) a base rate (equal to the greater of the prime rate and the federal funds rate plus 0.5%) plus the applicable margin (the "Base Rate Loans") or (ii) an adjusted eurodollar LIBOR (adjusted for reserves) plus the applicable margin (the "Eurodollar Rate Loans"). With respect to the term loan, the "applicable margin" is (i) with respect to Base Rate Loans, 1.25% per annum and (ii) with respect to Eurodollar Rate Loans, 2.25% per annum. In addition, the applicable margins with respect to the term loan can be further reduced by an additional .25% per annum subject to the Company meeting a leverage ratio target, which was not met based on the results through October
1,  2005.   With  respect to the revolving credit  facility,  the  "applicable margin" is subject to a pricing grid which ranges from 2.75% per annum to 2.00% per annum, depending on the leverage ratio (2.75% based on results
through October 1, 2005).   The "applicable margin" with respect to Base Rate
Loans will always be 1.00% per annum less than the "applicable margin" for Eurodollar Rate Loans. In October 2002, Berry entered into an interest rate collar arrangement to protect $50.0 million of the outstanding variable rate term loan debt from future interest rate volatility. The collar floor is set at 1.97% LIBOR (London Interbank Offering Rate) and capped at 6.75% LIBOR. The agreement was effective January 15, 2003 and expires on July 15, 2006. In June 2005, Berry entered into three separate interest rate swap transactions to protect $300.0 million of the outstanding variable rate term loan debt from future interest rate volatility. The agreements were effective June 3, 2005 and expire on June 3, 2008. The agreements swap three month variable LIBOR contracts for a fixed rate three year rate of 3.897%. All of the Company's interest rate hedge transactions are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. At October 1, 2005, the Company had unused borrowing capacity under the New Credit Facility's revolving line of credit of $135.8 million. Although the $135.8 million was available at October 1, 2005, the covenants under our New Credit Facility may limit our ability to make such borrowings in the future.

4. STOCK-BASED COMPENSATION

The Company currently accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees." In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R (Revised 2004) Share-Based Payment ("SFAS No. 123R"), which requires that the compensation cost relating to share-based payment transactions be recognized in financial statements based on alternative fair value models. The share-based compensation cost will be measured based on the fair value of the equity or liability instruments issued. The Company will adopt SFAS No. 123R as required, which is currently in the first quarter of 2006.
                                     12

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

                                               	      THIRTEEN WEEKS                    THIRTY-NINE WEEKS
                                                           ENDED                             ENDED
							    -----------------------------------------------------------------
                                                OCTOBER 1,     SEPTEMBER 25,       OCTOBER 1,      SEPTEMBER 25,
                                                  2005            2004               2005             2004
							    -----------------------------------------------------------------
Reported net income                              $9,085          $6,641            $14,635          $18,854
Total stock-based employee compensation
  expense determined under fair value
  based method, for all awards, net of tax         (502)           (502)            (1,645)          (1,512)
							    -----------------------------------------------------------------
Pro forma net income                             $8,583          $6,139            $12,990          $17,342
   							    =================================================================

5. COMPREHENSIVE INCOME (LOSSES)

Comprehensive income (losses) is comprised of net income, other comprehensive income (losses), and gains or losses resulting from currency translations of foreign investments. Other comprehensive income (losses) includes unrealized gains or losses on derivative financial instruments and minimum pension liability adjustments. The details of comprehensive income (losses) are as follows:

                                      		    THIRTEEN WEEKS ENDED  	     THIRTY-NINE WEEKS ENDED
							    -----------------------------------------------------------------
                                               OCTOBER 1,       SEPTEMBER 25,      OCTOBER 1,      SEPTEMBER 25,
                                      	      2005              2004              2005             2004
							    -----------------------------------------------------------------
Net income                             	      $9,085            $6,641          $ 14,635          $ 18,854
Other comprehensive income (losses)              6,765                77             3,277               665
Currency translation income (losses)               100               (38)           (2,804)              320
							    -----------------------------------------------------------------
Comprehensive income (losses)                  $15,950            $6,680          $ 15,108          $ 19,839
							    =================================================================

6. INCOME TAXES

A reconciliation of income tax expense, computed at the federal statutory rate, to income tax expense, as provided for in the financial statements, is as follows:

                                                       THIRTEEN WEEKS ENDED             THIRTY-NINE WEEKS ENDED
							        -----------------------------------------------------------------
                                                   OCTOBER 1,      SEPTEMBER 25,      OCTOBER 1,       SEPTEMBER 25,
                                                     2005             2004              2005              2004
								  -----------------------------------------------------------------
Income tax expense computed at statutory rate        $5,793            $4,232           $9,896            $11,832
State income tax expense, net of federal taxes        1,026               750            1,753              2,096
Expenses not deductible for income tax purposes         119                98              360                295
Change in valuation allowance                           475               322            1,680                966
Other                                                    51                46              (51)              (239)
							  	  -----------------------------------------------------------------
Income tax expense                                   $7,464            $5,448          $13,638            $14,950
								  =================================================================

                                     13

7. RETIREMENT BENEFITS

In connection with the Kerr Acquisition, the Company acquired two defined benefit pension plans which cover substantially all former employees and former union employees at Kerr's former Lancaster facility. The Company also acquired a retiree health plan from Kerr, which covers certain healthcare and life insurance benefits for certain retired employees and their spouses. The Company also maintains a defined benefit pension plan covering the Poly-Seal employees under a collective bargaining agreement. The Company's retirement plans have a minimum pension liability of $15.9 million at October 1, 2005, which are recorded as other liabilities in the unaudited consolidated balance sheet. The Company is currently in the process of obtaining an actuarial report to adjust the liability as of the acquisition date for the Kerr plans, and accordingly, the balance is preliminary as of October 1, 2005. Net pension and retiree health benefit expense included the following components:

                                       	       THIRTEEN WEEKS ENDED           THIRTY-NINE WEEKS ENDED
							 -----------------------------------------------------------------
                                             OCTOBER 1,      SEPTEMBER 25,     OCTOBER 1,       SEPTEMBER 25,
                                               2005             2004             2005              2004
							 -----------------------------------------------------------------
Components of net period benefit cost:
Defined Benefit Pension Plans
  Service cost                                $  70             $  66            $  210              $ 200
  Interest cost                                 747               116             1,164                292
  Expected return on plan assets               (632)             (100)           (1,026)              (300)
  Amortization of prior service cost             28                24                84                 72
  Recognized actuarial loss                       2                 2                 6                  6
							 -----------------------------------------------------------------
  Net periodic benefit cost                   $ 215             $ 108             $ 438              $ 270
							 =================================================================

Retiree Health Benefit Plan
  Service cost                                $   6             $   -             $   8              $   -
  Interest cost                                 151                 -               201                  -
							 -----------------------------------------------------------------
  Net periodic benefit cost                   $ 157             $   -             $ 209              $   -
							 =================================================================

The Company expects to contribute approximately $1.0 million during fiscal 2005, of which $0.5 million was made in the thirty-nine weeks ended October 1, 2005, to the defined benefit pension plans and the retiree health benefit plan.

8. CONTINGENCIES

The Company is party to various legal proceedings involving routine claims which are incidental to the business. Although the legal and financial liability with respect to such proceedings cannot be estimated with certainty, the Company believes that any ultimate liability would not be material to Berry's financial condition.
                                     14

9. OPERATING SEGMENTS

In connection with the Kerr Acquisition, Berry reorganized its operations into two reportable segments: rigid open top and rigid closed top. The realignment occurred in an effort to integrate the operations of Kerr, better service the Company's customers, and provide a more efficient organization. Prior periods have been restated to be aligned with the new reporting structure in order to provide comparable results. The Company evaluates performance and allocates resources to segments based on operating income before depreciation and amortization of intangibles adjusted to exclude (1) uncompleted acquisition expense, (2) acquisition integration expense, and (3) plant shutdown expense (collectively, "Adjusted EBITDA"). The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in the Company's Form 10-K filed with the Securities and Exchange Commission for the year ended January 1, 2005.

                                                         THIRTEEN WEEKS ENDED             THIRTY-NINE WEEKS ENDED
								  ------------------------------------------------------------------
                                                    OCTOBER 1,       SEPTEMBER 25,     OCTOBER 1,       SEPTEMBER 25,
                                                      2005               2004            2005              2004
								  ------------------------------------------------------------------
Net sales:
  Rigid Open Top                                    $ 200,315         $ 166,487        $ 588,693         $ 491,440
  Rigid Closed Top                                    141,990            38,316          261,793           116,130
								  ------------------------------------------------------------------
    Total net sales                                   342,305           204,803          850,486           607,570
Adjusted EBITDA:
  Rigid Open Top                                       38,564            32,688          103,550            99,576
  Rigid Closed Top                                     26,458             7,879           47,478            22,837
								  ------------------------------------------------------------------
    Total Adjusted EBITDA                              65,022            40,567          151,028           122,413
Total assets:
  Rigid Open Top                                      841,442           774,316          841,442           774,316
  Rigid Closed Top                                    725,353           216,068          725,353           216,068
								  ------------------------------------------------------------------
     Total assets                                   1,566,795           990,384        1,566,795           990,384
Reconciliation of Adjusted
 EBITDA to income before
 income taxes:
   Adjusted EBITDA for
     reportable segments                              $65,022           $40,567         $151,028          $122,413
   Net interest expense                               (21,155)          (13,061)         (58,323)          (39,194)
   Depreciation                                       (20,962)          (13,136)         (51,353)          (39,616)
   Amortization                                        (4,674)           (1,517)          (8,432)           (4,991)
   Gain on disposal of equipment                           41                 -               41                 -
   Unrealized gain (loss)
     on investment                                        384                 -           (1,185)                -
   Acquisition integration expense                     (2,107)             (823)          (3,503)           (1,902)
   Plant shutdown expense                                   -                59                -            (2,906)
								  ------------------------------------------------------------------
   Income before income taxes                         $16,549           $12,089         $ 28,273          $ 33,804
								  ==================================================================

                                     15

10.CONDENSED CONSOLIDATING FINANCIAL INFORMATION

Holding conducts its business through its wholly owned subsidiary, Berry. Holding and all of Berry's domestic subsidiaries fully, jointly, severally, and unconditionally guarantee on a senior subordinated basis the $335.0 million aggregate principal amount of 10 3/4% Berry Plastics Corporation Senior Subordinated Notes due 2012. Berry is 100% owned by Holding. Each of Berry's subsidiaries is 100% owned, directly or indirectly, by Berry. Separate narrative information or financial statements of guarantor subsidiaries have not been included as management believes they would not be material to investors. Presented below is condensed consolidating financial information for Holding, Berry, and its subsidiaries at October 1, 2005 and January 1, 2005 and for the thirteen and thirty-nine week periods ended October 1, 2005 and September 25, 2004. The equity method has been used with respect to investments in subsidiaries.

                                                                      OCTOBER 1, 2005
					   -------------------------------------------------------------------------------------------
                                  BPC Holding    Berry Plastics     Combined       Combined
                                  Corporation     Corporation      Guarantor     Non-guarantor   Consolidating
                                   (Parent)         (Issuer)      Subsidiaries    Subsidiaries    Adjustments    Consolidated
					   -----------    --------------   ------------   -------------   -------------   ------------
CONSOLIDATING BALANCE SHEET
Current assets             	     $      -        $  103,910     $  232,869       $  21,054     $         -      $ 357,833
Net property and equipment                -            99,605        296,568          19,906               -        416,079
Other noncurrent assets             197,804         1,210,905        653,323          13,542      (1,282,691)       792,883
					   -----------    --------------   ------------   -------------   -------------   ------------
Total assets                       $197,804        $1,414,420     $1,182,760        $ 54,502     $(1,282,691)    $1,566,795
					   ===========    ==============   ============   =============   =============   ============

Current liabilities                $      -        $   83,544     $  107,956        $  6,617     $         -     $  198,117
Noncurrent liabilities                    -         1,133,072      1,199,103          37,159      (1,198,460)     1,170,874
Equity (deficit)                    197,804           197,804       (124,299)         10,726         (84,231)       197,804
					   -----------    --------------   ------------   -------------   -------------   ------------
Total liabilities and
equity (deficit)                   $197,804        $1,414,420     $1,182,760        $ 54,502     $(1,282,691)    $1,566,795
					   ===========    ==============   ============   =============   =============   ============

                                                                        JANUARY 1, 2005
					   -------------------------------------------------------------------------------------------
                                  BPC Holding    Berry Plastics     Combined      Combined
                                  Corporation     Corporation      Guarantor    Non-guarantor    Consolidating
                                   (Parent)        (Issuer)       Subsidiaries   Subsidiaries     Adjustments    Consolidated
					   -----------    --------------   ------------   -------------   -------------   ------------
CONSOLIDATING BALANCE SHEET
Current assets                     $      -          $ 68,449       $139,338         $12,012       $       -     $  219,799
Net property and equipment                -            76,555        188,841          16,576               -        281,972
Other noncurrent assets             183,891           770,971        363,091          12,328        (826,908)       503,373
					   -----------    --------------   ------------   -------------   -------------   ------------
Total assets                       $183,891          $915,975       $691,270         $40,916       $(826,908)    $1,005,144
					   ===========    ==============   ============   =============   =============   ============

Current liabilities                $      -          $ 81,053       $ 42,004         $ 6,648       $       -     $  129,705
Noncurrent liabilities                    -           651,031        747,720          27,258        (734,461)       691,548
Equity (deficit)                    183,891           183,891        (98,454)          7,010         (92,447)       183,891
					   -----------    --------------   ------------   -------------   -------------   ------------
Total liabilities and equity       $183,891          $915,975       $691,270         $40,916       $(826,908)    $1,005,144
(deficit)				   ===========    ==============   ============   =============   =============   ============

                                                                         THIRTEEN WEEKS ENDED OCTOBER 1, 2005
					          -------------------------------------------------------------------------------------------
                                         BPC Holding    Berry Plastics     Combined       Combined
                                         Corporation     Corporation      Guarantor     Non-guarantor   Consolidating
                                          (Parent)        (Issuer)       Subsidiaries   Subsidiaries     Adjustments   Consolidated
						    -----------    --------------   ------------   -------------   -------------   ------------
CONSOLIDATING STATEMENT OF OPERATIONS
Net sales                                   $    -           $74,716       $260,415        $  7,174         $     -       $342,305
Cost of goods sold                               -            52,929        212,609           7,591               -        273,129
						    -----------    --------------   ------------   -------------   -------------   ------------
Gross profit                                     -            21,787         47,806            (417)              -         69,176
Operating expenses                               -             8,471         22,002           1,424               -         31,897
						    -----------    --------------   ------------   -------------   -------------   ------------
Operating income (loss)                          -            13,316         25,804          (1,841)              -         37,279
Other expenses (income)                          -                 -              -            (425)              -           (425)
Interest expense (income), net                (195)           (7,871)        29,232             (11)              -         21,155
Income taxes                                     7             7,244            149              64               -          7,464
Equity in net (income) loss from            (8,897)            5,046          1,469               -           2,382              -
 subsidiary					    -----------    --------------   ------------   -------------   -------------   ------------
Net income (loss)                           $9,085           $ 8,897       $ (5,046)      $  (1,469)        $(2,382)       $ 9,085
						    ===========    ==============   ============   =============   =============   ============





                                                               THIRTEEN WEEKS ENDED SEPTEMBER 25,  2004
						    -------------------------------------------------------------------------------------------
                                        BPC Holding    Berry Plastics     Combined        Combined
                                        Corporation     Corporation      Guarantor      Non-guarantor  Consolidating
                                         (Parent)        (Issuer)       Subsidiaries    Subsidiaries    Adjustments    Consolidated
						    -----------    --------------   ------------   -------------   -------------   ------------
CONSOLIDATING STATEMENT OF OPERATIONS
Net sales                                   $    -         $  61,929     $  137,501        $  5,373         $     -      $ 204,803
Cost of goods sold                               -            43,870        111,779           5,175               -        160,824
						    -----------    --------------   ------------   -------------   -------------   ------------
Gross profit                                     -            18,059         25,722             198               -         43,979
Operating expenses                               -             7,023         10,994             812               -         18,829
						    -----------    --------------   ------------   -------------   -------------   ------------
Operating income (loss)                          -            11,036         14,728            (614)              -         25,150
Interest expense (income), net                (184)           (3,518)        16,521             242               -         13,061
Income taxes (benefit)                           7             5,320             60              61               -          5,448
Equity in net (income) loss from            (6,464)            2,770            917               -           2,777              -
 subsidiary  				    -----------    --------------   ------------   -------------   -------------   ------------
Net income (loss)                           $6,641          $  6,464      $  (2,770)        $  (917)       $ (2,777)   $     6,641
						    ===========    ==============   ============   =============   =============   ============

                                     17

                                                                    THIRTY-NINE WEEKS ENDED OCTOBER 1, 2005
						       ---------------------------------------------------------------------------------------
                                           BPC Holding   Berry Plastics    Combined       Combined
                                           Corporation    Corporation     Guarantor     Non-guarantor  Consolidating
                                            (Parent)        (Issuer)     Subsidiaries   Subsidiaries    Adjustments   Consolidated
						       -----------   --------------  ------------  -------------   -------------  ------------
CONSOLIDATING STATEMENT OF OPERATIONS
Net sales                                     $     -         $215,675      $613,938        $20,873          $    -      $850,486
Cost of goods sold                                  -          157,461       511,802         21,359               -       690,622
						       -----------   --------------  ------------  -------------   -------------  ------------
Gross profit                                        -           58,214       102,136           (486)              -       159,864
Operating expenses                                  -           23,584        45,394          3,146               -        72,124
						       -----------   --------------  ------------  -------------   -------------  ------------
Operating income (loss)                             -           34,630        56,742         (3,632)              -        87,740
Other expenses                                      -                -             -          1,144               -         1,144
Interest expense (income), net                   (592)         (11,028)       69,461            482               -        58,323
Income taxes                                       28           13,245           205            160               -        13,638
Equity in net (income) loss from              (14,071)          18,342         5,418              -          (9,689)            -
 subsidiary					       -----------   --------------  ------------  -------------   -------------  ------------
Net income (loss)                             $14,635         $ 14,071      $(18,342)       $(5,418)         $9,689      $ 14,635
						       ===========   ==============  ============  =============   =============  ============


CONSOLIDATING STATEMENT OF CASH FLOWS
Net income (loss)                           $  14,635         $ 14,071     $ (18,342)       $(5,418)        $ 9,689      $ 14,635
Non-cash expenses                                   -           32,689        45,290          4,361               -        82,340
Equity in net (income) loss from              (14,071)          18,342         5,418              -          (9,689)            -
 subsidiary
Changes in working capital                       (589)         (31,279)       20,435         (3,657)              -       (15,090)
						       -----------   --------------  ------------  -------------   -------------  ------------
Net cash provided by (used for)
 operating activities                             (25)          33,823        52,801         (4,714)              -        81,885
Net cash used for investing activities              -         (478,723)      (11,537)       (16,883)              -      (507,143)
Net cash provided by (used for)
 financing activities                              25          465,089       (39,000)        22,517               -       448,631
Effect of exchange rate changes on cash             -                -             -           (366)              -          (366)
						       -----------   --------------  ------------  -------------   -------------  ------------
Net increase in cash and cash equivalents           -           20,189         2,264            554               -        23,007
Cash and cash equivalents at beginning              -               85            42            137               -           264
 of period                                 -----------   --------------  ------------  -------------   -------------  ------------
Cash and cash equivalents at end of               $ -         $ 20,274      $  2,306        $   691         $     -      $ 23,271
 period      				       ===========   ==============  ============  =============   =============  ============


                                                                THIRTY-NINE WEEKS ENDED SEPTEMBER 25,  2004
						       ---------------------------------------------------------------------------------------
                                           BPC Holding Berry Plastics     Combined        Combined
                                           Corporation   Corporation      Guarantor     Non-guarantor Consolidating
                                            (Parent)      (Issuer)     Subsidiaries    Subsidiaries   Adjustments  Consolidated
						       -----------   --------------  ------------  -------------   -------------  ------------
CONSOLIDATING STATEMENT OF OPERATIONS
Net sales                                     $     -         $177,074      $412,726        $17,770         $     -      $607,570
Cost of goods sold                                  -          123,248       333,144         17,612               -       474,004
						       -----------   --------------  ------------  -------------   -------------  ------------
Gross profit                                        -           53,826        79,582            158               -       133,566
Operating expenses                                  -           21,341        36,633          2,594               -        60,568
						       -----------   --------------  ------------  -------------   -------------  ------------
Operating income (loss)                             -           32,485        42,949         (2,436)              -        72,998
Interest expense (income), net                   (565)         (10,608)       49,804            563               -        39,194
Income taxes (benefit)                             35           14,843           140            (68)              -        14,950
Equity in net (income) loss from              (18,324)           9,926         2,931              -           5,467             -
 subsidiary					       -----------   --------------  ------------  -------------   -------------  ------------
Net income (loss)                             $18,854          $18,324       $(9,926)       $(2,931)        $(5,467)     $ 18,854

CONSOLIDATING STATEMENT OF CASH FLOWS
Net income (loss)                             $18,854          $18,324       $(9,926)       $(2,931)        $(5,467)     $ 18,854
Non-cash expenses                                   -           26,940        31,070          2,728               -        60,738
Equity in net (income) loss from
 subsidiary                                   (18,324)           9,926         2,931              -           5,467             -
Changes in working capital                       (565)           1,416       (23,313)        (1,206)              -       (23,668)
						       -----------   --------------  ------------  -------------   -------------  ------------
Net cash provided by (used for)
 operating activities                             (35)          56,606           762         (1,409)              -        55,924
Net cash provided by (used for)
 investing activities                               -          (13,682)      (12,577)         2,454               -       (23,805)
Net cash provided by (used for)
 financing activities                              35          (62,172)       10,008            274               -       (51,855)
Effect of exchange rate changes on cash             -                -             -            127               -           127
						       -----------   --------------  ------------  -------------   -------------  ------------
Net increase (decrease) in cash and
 cash equivalents                                   -          (19,248)       (1,807)         1,446               -       (19,609)
Cash and cash equivalents at beginning
 of period                                          -           24,290         1,666            236               -        26,192
						       -----------   --------------  ------------  -------------   -------------  ------------
Cash and cash equivalents at end of           $     -          $ 5,042       $  (141)       $ 1,682         $     -      $  6,583
 period						 ===========   ==============  ============  =============   =============  ============


11.SUBSEQUENT EVENT

On October 26, 2005, the Company entered into a Third Amendment to the Second Amended and Restated Credit Agreement. The amendment reduced the applicable margin on the term loan. Effective October 26, 2005, with respect to the term loan, the "applicable margin" is (i) with respect to Base Rate Loans, 1.00% per annum and (ii) with respect to Eurodollar Rate Loans, 2.00% per annum. In addition, the applicable margins with respect to the term loan can be further reduced by an additional .25% per annum subject to the Company meeting a leverage ratio target. All other significant terms and conditions were not modified.
                                     19

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

Accounts receivable. We evaluate our allowance for doubtful accounts on a quarterly basis and review any significant customers with delinquent balances to determine future collectibility. We base our determinations on legal issues (such as bankruptcy status), past history, current financial and credit agency reports, and the experience of our credit representatives. We reserve accounts that we deem to be uncollectible in the quarter in which we make the determination. We maintain additional reserves based on our historical bad debt experience. We believe, based on past history and our credit policies, that the net accounts receivable are of good quality. A ten percent increase or decrease in our bad debt experience would not have a material impact on our results of operations. Our allowance for doubtful accounts was $5.4 million and $3.2 million as of October 1, 2005 and January 1, 2005, respectively.

Inventory obsolescence. We evaluate our reserve for inventory obsolescence on a quarterly basis and review inventory on-hand to determine future salability. We base our determinations on the age of the inventory and the experience of our personnel. We reserve inventory that we deem to be not salable in the quarter in which we make the determination. We believe, based on past history and
                                     20
our  policies  and procedures, that our net inventory is salable.   A  ten
percent increase or decrease in our inventory obsolescence experience would not have a material impact on our results of operations. Our reserve for inventory obsolescence was $6.8 million and $3.8 million as of October 1, 2005 and January 1, 2005, respectively.

Medical insurance. We offer our employees medical insurance that is primarily self-insured by us. As a result, we accrue a liability for known claims as well as the estimated amount of expected claims incurred but not reported. We evaluate our medical claims liability on a quarterly basis and obtain an independent actuarial analysis on an annual basis. Based on our analysis, we believe that our recorded medical claims liability should be sufficient. A ten percent increase or decrease in our medical claims experience would not have a material impact on our results of operations. Our accrued liability for medical claims was $5.2 million and $2.0 million, including reserves for expected medical claims incurred but not reported, as of October 1, 2005 and January 1, 2005, respectively.

Workers' compensation. We are primarily self-insured under a large deductible program for the majority of our facilities for workers' compensation claims. On a quarterly basis, we evaluate our liability based on third-party adjusters' independent analyses by claim. Based on these analyses, we believe that our recorded workers' compensation liability should be sufficient. A ten percent increase or decrease in our workers' compensation claims experience would not have a material impact on our results of operations. Our accrued liability for workers' compensation claims was $4.8 million and $3.5 million as of October 1, 2005 and January 1, 2005, respectively.

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

Deferred Taxes and Effective Tax Rates. We estimate the effective tax rates and associated liabilities or assets for each legal entity in accordance with FAS 109. We use tax-planning to minimize or defer tax liabilities to future periods. In recording effective tax rates and related liabilities and assets, we rely upon estimates, which are based upon our interpretation of United States and local tax laws as they apply to our legal entities and our overall tax structure. Audits by various tax jurisdictions, including the United States Government, could yield different interpretations from our own and cause the Company to owe more taxes than originally recorded. For interim periods, we accrue our tax provision at the effective tax rate that we expect for the full year. As the actual results from our various businesses vary from our estimates earlier in the year, we adjust the succeeding interim periods effective tax rates to reflect our best estimate for the year-to-date results and for the full year. As part of the effective tax rate, if we determine that a deferred
                                     21
tax asset arising from temporary differences is not likely to be utilized, we will establish a valuation allowance against that asset to record it at its expected realizable value.

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

On  June  3, 2005, Berry acquired  Kerr  Group,  Inc.  ("Kerr")  for  aggregate consideration of approximately $452.7 million (the "Kerr Acquisition"), excluding deferred financing fees. The operations from the Kerr Acquisition are included in Berry's operations since the acquisition date. The purchase price was financed through additional term loan borrowings under an amendment to Berry's senior secured credit facility and cash on hand.

RESULTS OF OPERATIONS

13 WEEKS ENDED OCTOBER 1, 2005 (THE "QUARTER")
COMPARED TO 13 WEEKS ENDED SEPTEMBER 25, 2004 (THE "PRIOR QUARTER")

Net Sales. Net sales increased $137.5 million, or 67%, to $342.3 million for the Quarter from $204.8 million for the Prior Quarter with an approximate 11% increase in net selling price due to higher resin costs passed through to our customers. Our base business net sales volume, excluding selling price changes and acquired business, increased by approximately $11.0 million or 5% in the Quarter over the Prior Quarter. Our resin pounds sold, excluding acquired businesses, increased by 8% in the Quarter over the Prior Quarter. The following  discussion  in  this  section  provides a comparison of net sales by
                                     22
business segment. Rigid open top net sales increased $33.8 million from the Prior Quarter to $200.3 million for the Quarter. The increase in rigid open top net sales was primarily a result of increased selling prices and base business growth in several of the division's product lines with significant growth in the thermoformed polypropylene drink cup line. Rigid closed top net sales increased $103.7 million from the Prior Quarter to $142.0 million for the Quarter. The increase in rigid closed top net sales can be primarily attributed to net sales in the Quarter from the Kerr Acquisition and Mexico Acquisition of $101.3 million and $2.0 million, respectively, and increased selling prices on base business.

Gross Profit. Gross profit increased by $25.2 million to $69.2 million (20% of net sales) for the Quarter from $44.0 million (21% of net sales) for the Prior Quarter. This dollar increase of 57% was primarily attributed to the increased sales volume noted above. The decline in gross profit percentage from 21% in the Prior Quarter to 20% in the Quarter can be primarily attributed to the mathematical effect of the 11% increase in net selling prices due to higher
resin  costs  passed  through  to  our   customers.   Significant  productivity
improvements were made since the Prior Quarter, including the addition of state-of-the-art equipment at several of our facilities. These productivity improvements were more than offset by increased costs from inflation such as energy and fuel.

Operating Expenses. Selling expenses increased by $3.4 million to $9.7 million for the Quarter from $6.3 million for the Prior Quarter principally as a result of increased selling expenses associated with higher sales, including the Kerr Acquisition, partially offset by cost reduction efforts. General and administrative expenses increased by $4.0 million from $9.4 million for the Prior Quarter to $13.4 million for the Quarter primarily as a result of general and administrative expenses from the Kerr Acquisition and increased accrued bonus expense. Research and development expenses increased by $1.1 million over the Prior Quarter primarily due to the Kerr Acquisition and increased development efforts. Amortization of intangibles increased $3.2 million from the Prior Quarter to $4.7 million in the Quarter primarily due to the amortization of intangible assets from the Kerr Acquisition. Transition expenses related to integrating acquired businesses were $2.1 million and $0.8 million in the Quarter and Prior Quarter, respectively. This increase of $1.3 million is primarily due to costs associated with the Kerr Acquisition in the Quarter.

Interest Expense, Net. Net interest expense increased $8.1 million to $21.2 million for the Quarter compared to $13.1 million for the Prior Quarter primarily due to interest cost on additional borrowings to finance the Kerr Acquisition and increased rates of interest on borrowings.

Income Taxes. For the Quarter, we recorded income tax expense of $7.5 million or an effective tax rate of 45%. The effective tax rate is greater than the statutory rate due to the impact of state taxes and foreign location losses for which no benefit was currently provided. The increase of $2.1 million from $5.4 million in the Prior Quarter, or an effective tax rate of 45%, was primarily attributed to the increase in income before income taxes.

Net Income. Net income was $9.1 million for the Quarter compared to $6.6 million for the Prior Quarter for the reasons discussed above.
                                     23

39 WEEKS ENDED OCTOBER 1, 2005 ("YTD")
COMPARED TO 39 WEEKS ENDED SEPTEMBER 25, 2004 ("PRIOR YTD")

Net Sales. Net sales increased $242.9 million, or 40%, to $850.5 million for the YTD from $607.6 million for the Prior YTD with an approximate 11% increase in net selling price due to higher resin costs passed through to our customers. Our base business volume, excluding selling price changes and acquired business, increased by approximately $33.7 million or 6% in the YTD over the Prior YTD. Our resin pounds sold, excluding acquired businesses, increased by 8% in the YTD over the Prior YTD. The following discussion in this section provides a comparison of net sales by business segment. Rigid open top net sales increased $97.3 million from the Prior YTD to $588.7 million for the YTD. The increase in rigid open top net sales was primarily a result of increased selling prices and base business growth in several of the division's product lines with significant growth in the thermoformed polypropylene drink cup line. Rigid closed top net sales increased $145.7 million from the Prior YTD to $261.8 million for the YTD. The increase in rigid closed top net sales can be primarily attributed to net sales in the YTD from the Kerr Acquisition and Mexico Acquisition of $135.4 million and $3.0 million, respectively, and increased selling prices on base business.

Gross Profit. Gross profit increased by $26.3 million to $159.9 million (19% of net sales) for the YTD from $133.6 million (22% of net sales) for the Prior YTD. This 20% dollar increase was primarily attributed to the increased sales volume noted above. When compared to the Prior YTD, the YTD was negatively impacted by the timing effect of higher resin costs and other raw material costs partially offset by the 11% increase in net selling prices due to higher resin costs passed through to our customers. The decline in gross profit percentage from 22% in the Prior YTD to 19% in the YTD can also be attributed to the mathematical effect of the 11% increase in net selling prices due to higher resin costs passed through to our customers. In addition, an expense of $0.7 million was charged to cost of goods sold in the YTD related to the write-up and subsequent sale of Kerr's finished goods inventory to fair market value in accordance with purchase accounting. Significant productivity improvements were made since the Prior YTD, including the addition of state-of-the-art equipment at several of our facilities.

Operating Expenses. Selling expenses increased by $4.7 million to $24.6 million for the YTD from $19.9 million for the Prior YTD principally as a result of increased selling expenses associated with higher sales partially offset by cost reduction efforts. General and administrative expenses increased $3.7 million from $28.2 million for the Prior YTD to $31.9 million for the YTD primarily as a result of general and administrative expenses from the Kerr Acquisition. Research and development expenses increased by $1.8 million over the Prior YTD primarily due to the Kerr Acquisition and increased development efforts. Amortization of intangibles increased of $3.4 million for the YTD from the Prior YTD primarily due to the amortization of intangible assets from the Kerr Acquisition. During the YTD, transition expenses were $2.8 million related to integrating recently acquired businesses, primarily the Kerr Acquisition and Mexico Acquisition. In the Prior YTD, transition expenses were $1.9 million related to the Landis Acquisition and $2.9 million related to the shutdown and reorganization of facilities.

Interest Expense, Net. Net interest expense increased $19.1 million to $58.3 million for the YTD compared to $39.2 million for the Prior YTD primarily due to a write off of unamortized deferred financing fees of $7.0 million as a result of the amendment to our senior credit facility, increased rates of interest on borrowings, and increased borrowings to finance the Kerr Acquisition.
                                     24

Income Taxes. For the YTD, we recorded income tax expense of $13.6 million or an effective tax rate of 48%. The effective tax rate was greater than the statutory rate due to the impact of state taxes and foreign location losses for which no benefit was currently provided. The decrease of $1.4 million from $15.0 million in the Prior Quarter, or an effective tax rate of 44%, was primarily attributed to the decrease in income before income taxes.

Net Income. Net income was $14.6 million for the YTD compared to $18.9 million for the Prior YTD for the reasons discussed above.

LIQUIDITY AND CAPITAL RESOURCES

On July 22, 2002, we entered into a credit and guaranty agreement and a related pledge security agreement with a syndicate of lenders led by Goldman Sachs Credit Partners L.P., as administrative agent (the "Credit Facility"). On November 10, 2003, in connection with the Landis Acquisition, the Credit Facility was amended and restated (the "Amended and Restated Credit Facility"). On August 9, 2004, the Amended and Restated Credit Facility was amended and restated (the "Second Amended and Restated Credit Facility"). On January 1, 2005, a First Amendment to the Second Amended and Restated Credit Facility was entered into to permit Fifth Third Bank to assume the role of Administrative Agent and for Goldman Sachs Credit Partners, L.P. to resign as Administrative Agent. On June 3, 2005, we entered into a Second Amendment to the Second Amended and Restated Credit Agreement (the "New Credit Facility") with Deutsche Bank Trust Company Americas assuming the role of Administrative Agent. As a result of the second amendment to the New Credit Facility, we expensed $7.0 million of unamortized deferred financing costs.

The New Credit Facility provides (1) a $795.0 million term loan and (2) a $150.0 million revolving credit facility. The New Credit Facility permits the Company to borrow up to an additional $150.0 million of incremental senior term indebtedness from lenders willing to provide such loans subject to certain restrictions. The terms of the additional indebtedness will be determined by the market conditions at the time of borrowing. The maturity date of the term loan is December 2, 2011, and the maturity date of the revolving credit facility is March 31, 2010. The indebtedness under the New Credit Facility is guaranteed by Holding and all of its domestic subsidiaries. The obligations of Berry Plastics under the New Credit Facility and the guarantees thereof are secured by substantially all of the assets of such entities. At October 1, 2005, there were no borrowings outstanding on this revolving credit facility. The revolving credit facility allows up to $35.0 million of letters of credit to be issued instead of borrowings under the revolving credit facility. At October 1, 2005 and January 1, 2005, the Company had $14.2 million and $8.5 million, respectively, in letters of credit outstanding under the revolving credit facility.

The New Credit Facility contains significant financial and operating covenants, including prohibitions on the ability to incur certain additional indebtedness or to pay dividends, and restrictions on the ability to make capital expenditures. The New Credit Facility also contains borrowing conditions and customary events of default, including nonpayment of principal or interest, violation of covenants, inaccuracy of representations and warranties, cross-defaults to other indebtedness, bankruptcy and other insolvency events (other than in the case of certain foreign subsidiaries). The Company was in compliance with all the financial and operating covenants at October 1, 2005. The term loan amortizes quarterly as follows: $1,987,500 each quarter which began September 30, 2005 and ends September 30, 2010 and $188,315,625 each quarter beginning December 31, 2010 and ending September 30, 2011.
                                     25

Borrowings under the New Credit Facility bear interest, at the Company's option, at either (i) a base rate (equal to the greater of the prime rate and the federal funds rate plus 0.5%) plus the applicable margin (the "Base Rate Loans") or (ii) an adjusted eurodollar LIBOR (adjusted for reserves) plus the applicable margin (the "Eurodollar Rate Loans"). With respect to the term loan, the "applicable margin" is (i) with respect to Base Rate Loans, 1.25% per annum and (ii) with respect to Eurodollar Rate Loans, 2.25% per annum. In addition, the applicable margins with respect to the term loan can be further reduced by an additional .25% per annum subject to the Company meeting a leverage ratio target, which was not met based on the results through October
1,  2005.   With  respect to the revolving credit  facility,  the  "applicable margin" is subject to a pricing grid which ranges from 2.75% per annum to 2.00% per annum, depending on the leverage ratio (2.75% based on our leverage ratio of 4.95:1.00 based on our results through October 1, 2005). The "applicable margin" with respect to Base Rate Loans will always be 1.00% per
annum  less  than  the  "applicable margin" for Eurodollar  Rate  Loans.   In
October 2002, Berry entered into an interest rate collar arrangement to protect $50.0 million of the outstanding variable rate term loan debt from future interest rate volatility. The collar floor is set at 1.97% LIBOR (London Interbank Offering Rate) and capped at 6.75% LIBOR. The agreement was effective January 15, 2003 and expires on July 15, 2006. In June 2005, Berry entered into three separate interest rate swap transactions to protect $300.0 million of the outstanding variable rate term loan debt from future interest rate volatility. The agreements were effective June 3, 2005 and expire on June 3, 2008. The agreements swap three month variable LIBOR contracts for a fixed rate three year rate of 3.897%. At October 1, 2005, the Company had unused borrowing capacity under the New Credit Facility's revolving line of credit of $135.8 million.

On October 26, 2005, the Company entered into a Third Amendment to the Second Amended and Restated Credit Agreement. The amendment reduced the applicable margin on the term loan. Effective October 26, 2005, with respect to the term loan, the "applicable margin" is (i) with respect to Base Rate Loans, 1.00% per annum and (ii) with respect to Eurodollar Rate Loans, 2.00% per annum. In addition, the applicable margins with respect to the term loan can be further reduced by an additional .25% per annum subject to the Company meeting a leverage ratio target. All other significant terms and conditions were not modified.

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

We are not required to make mandatory redemption or sinking fund payments with respect to the Notes. On or subsequent to July 15, 2007, the Notes may be redeemed at our option, in whole or in part, at redemption prices ranging from
                                     26

105.375% in 2007 to 100% in 2010 and thereafter. Upon a change in control, as defined in the indenture under which the Notes were issued (the "Indenture"), each holder of Notes will have the right to require us to repurchase all or any part of such holder's Notes at a repurchase price in cash equal to 101% of the aggregate principal amount thereof plus accrued interest. The Indenture restricts our ability to incur additional debt and contains other provisions which could limit our liquidity.

Net cash provided by operating activities was $81.9 million for the YTD compared to $55.9 million for the Prior YTD. The increase of $26.0 million is primarily the result of the strong growth noted above and improved working capital.

Net cash used for investing activities increased from $23.8 million for the Prior YTD to $507.1 million for the YTD primarily as a result of the Kerr Acquisition. Capital spending of $48.9 million in the YTD included $5.0 million for buildings and systems, $14.0 million for molds, $17.3 million for molding and decorating machines, and $12.6 million for accessory equipment and systems. Capital expenditures for 2005 are expected to be approximately $68.9 million.

Net cash provided by financing activities was $448.6 million for the YTD compared to $51.9 million used for financing activities in the Prior YTD. This change of $500.5 million can be primarily attributed to the financing obtained in connection with the Kerr Acquisition and two voluntary principal prepayments totaling $45.0 million on the term loans in the Prior YTD.

Increased working capital needs occur whenever we experience strong incremental demand or a significant rise in the cost of raw material, particularly plastic resin. However, we anticipate that our cash interest, working capital and capital expenditure requirements for 2005 will be satisfied through a combination of funds generated from operating activities and cash on hand, together with funds available under the New Credit Facility. We base such belief on historical experience and the substantial funds available under the New Credit Facility. However, we cannot predict our future results of operations and our ability to meet our obligations involves numerous risks and uncertainties, including, but not limited to, those described in the "Risk Factors" section of our 2004 10-K. In particular, increases in the cost of resin which we are unable to pass through to our customers on a timely basis or significant acquisitions could severely impact our liquidity. At October 1, 2005, our cash balance was $23.3 million, and we had unused borrowing capacity under the New Credit Facility's borrowing base of $135.8 million. Although the $135.8 million was available at October 1, 2005, the covenants under our New Credit Facility may limit our ability to make such borrowings in the future.

Item 3.Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We are exposed to market risk from changes in interest rates primarily through our New Credit Facility. The New Credit Facility is comprised of (1) a $795.0 million term loan and (2) a $150.0 million revolving credit facility. At October 1, 2005, there were no borrowings outstanding on the revolving credit facility. The net outstanding balance of the term loan at October 1, 2005 was $793.0 million. The term loan bears interest at the Eurodollar rate plus the applicable margin. Future borrowings under the New Credit Facility bear interest, at our option, at either (1) the base rate, which is a rate per annum equal to the greater of the prime rate and the federal funds effective rate in
                                     27
effect on the date of determination plus 0.5% plus the applicable margin or (2) an adjusted Eurodollar Rate which is equal to the rate for Eurodollar deposits plus the applicable margin. We utilize interest rate instruments to reduce the impact of either increases or decreases in interest rates on its floating rate debt. Pursuant to a requirement in the Credit Facility, we entered into an interest rate collar arrangement in October 2002 to protect $50.0 million of the outstanding variable rate term loan debt from future interest rate volatility. Under the interest rate collar agreement, the Eurodollar rate with respect to the $50.0 million of outstanding variable rate term loan debt will not exceed 6.75% or drop below 1.97%. In June 2005, Berry entered into three separate interest rate swap transactions to protect $300.0 million of the outstanding variable rate term loan debt from future interest rate volatility. The agreements were effective June 3, 2005 and expire on June 3, 2008. The agreements swap three month variable LIBOR contracts for a fixed rate three year rate of 3.897%. At October 1, 2005, the Eurodollar rate applicable to the term loan was 3.855%. If the Eurodollar rate increases 0.25% and 0.5%, we estimate an annual increase in our interest expense of approximately $1.2 million and $2.5 million, respectively.

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

The contracts qualify as cash flow hedges under SFAS No. 133 and accordingly are marked to market with unrealized gains and losses deferred through other comprehensive income and recognized in earnings when realized as an adjustment to cost of goods sold. The fair value of these contracts at October 1, 2005 was an unrealized gain, after income taxes, of $5.8 million.

Item 4.Controls and Procedures

(a)  Disclosure controls and procedures.

As required by new Rule 13a-15 under the Securities Exchange Act of 1934, the Company's management carried out an evaluation with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as of the end of the last fiscal quarter. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed,
                                     28
summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. In connection with the new rules, we currently are in process of further reviewing and documenting our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

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

                                      BPC Holding Corporation
                                      Berry Plastics Corporation

November 14, 2005


                                      By: /s/ James M. Kratochvil
                                         --------------------------------
                                      James M. Kratochvil
                                      Executive Vice President, Chief Financial
                                      Officer, Treasurer and Secretary of the
                                      entities listed above (Principal
                                      Financial and Accounting Officer)