Form 10-K
period 2005-12-31
BPC HOLDING CORP; BERRY PLASTICS CORP
filed 2006-03-22
CIK 919465, 919463

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended
December 31, 2005
or
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number 33-75706
BPC HOLDING CORPORATION
(Exact name of registrant as specified in its charter)
Delaware	35-1813706
(State or other jurisdiction of incorporation or organization)	(IRS employer identification number)

BERRY PLASTICS CORPORATION
(Exact name of registrant as specified in its charter)
Delaware	35-1814673
(State or other jurisdiction of incorporation or organization)	(IRS employer identification number)

101 Oakley Street Evansville, Indiana	47710
(Address of principal executive offices)	(Zip code)

Registrants' telephone number, including area code: (812) 424-2904

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrants are well-known seasoned issuers, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrants are not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934. Yes ☑ No ☐

Indicate by check mark whether the registrants: (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: Not applicable.

Indicate by check mark whether the registrants are accelerated filers (as defined by Rule 12b-2 of Securities Exchange Act of 1934).
Yes ☐ No ☑

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☑

All of the voting stock of the registrants is held by an affiliate of such registrant except for 12,064 common shares of BPC Holding Corporation as of March 18, 2006. There is no public trading market for any class of voting stock of BPC Holding Corporation or Berry Plastics Corporation.

As of March 18, 2006, there were outstanding 3,374,351 shares of the Common Stock, $.01 par value, of BPC Holding Corporation. As of March 18, 2006, there were outstanding 100 shares of the Common Stock, $.01 par value, of Berry Plastics Corporation.

DOCUMENTS INCORPORATED BY REFERENCE
None

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-K includes "forward-looking statements," within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), with respect to our financial condition, results of operations and business and our expectations or beliefs concerning future events. Such statements include, in particular, statements about our plans, strategies and prospects under the headings "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and "Business." You can identify certain forward-looking statements by our use of forward-looking terminology such as, but not limited to, "believes," "expects," "anticipates," "estimates," "intends," "plans," "targets," "likely," "will," "would," "could" and similar expressions that identify forward-looking statements. All forward-looking statements involve risks and uncertainties. Many risks and uncertainties are inherent in our industry and markets. Others are more specific to our operations. The occurrence of the events described and the achievement of the expected results depend on many events, some or all of which are not predictable or within our control. Actual results may differ materially from the forward-looking statements contained in this Form 10-K. Factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include:

•	changes in prices and availability of resin and other raw materials and our ability to pass on changes in raw material prices on a timely basis;
•	catastrophic loss of one of our key manufacturing facilities;
•	risks related to our acquisition strategy and integration of acquired businesses;
•	risks associated with our substantial indebtedness and debt service;
•	performance of our business and future operating results;
•	risks of competition, including foreign competition, in our existing and future markets;
•	general business and economic conditions, particularly an economic downturn;
•	increases in the cost of compliance with laws and regulations, including environmental laws and regulations; and
•	the factors discussed in the section of this Form 10-K titled “Risk Factors.”

Readers should carefully review the factors discussed in the section titled “Risk Factors” in this Form 10-K and other risk factors identified from time to time in our periodic filings with the Securities and Exchange Commission and should not place undue reliance on our forward-looking statements. We undertake no obligation to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.

TABLE OF CONTENTS

BPC HOLDING CORPORATION
BERRY PLASTICS CORPORATION

FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

PART I

Item 1. BUSINESS

Unless the context requires otherwise, references in this Form 10-K to “BPC Holding” or “Holding” refer to BPC Holding Corporation, references to “we,” “our” or “us” refer to BPC Holding Corporation together with its consolidated subsidiaries, and references to “Berry Plastics” or the “Company” refer to Berry Plastics Corporation, a wholly owned subsidiary of BPC Holding Corporation.

General

We are one of the world’s leading manufacturers and suppliers of a diverse mix of rigid plastic packaging products. We sell a broad product line to over 12,000 customers. We concentrate on manufacturing higher quality, value-added products sold to image-conscious marketers of institutional and consumer products. We believe that our large operating scale, low-cost manufacturing capabilities, purchasing leverage, proprietary thermoforming technology and extensive collection of over 1,500 active proprietary molds provide us with a competitive advantage in the marketplace. We have been able to leverage our broad product offering, value-added manufacturing capabilities and long-standing customer relationships into leading positions across a number of products. Our top 10 customers represented approximately 30% of our fiscal 2005 net sales with no customer accounting for more than 7% of our fiscal 2005 net sales. The average length of our relationship with these customers was over 20 years. Our products are primarily sold to customers in industries that exhibit relatively stable demand characteristics and are considered less sensitive to overall economic conditions, such as pharmaceuticals, food, dairy, personal care, and health and beauty. Additionally, we operate 25 high-volume manufacturing facilities and have extensive distribution capabilities.

In 2005, we reorganized our operations into two reportable segments: rigid open top and rigid closed top. The realignment occurred in an effort to integrate the operations of acquired businesses, better service the Company’s customers, and provide a more efficient organization. Prior periods have been restated to be aligned with the new reporting structure in order to provide comparable results. The following table displays our net sales by division for each of the past five fiscal years. Additional financial information about our business segments is provided in “Management's Discussion and Analysis of Financial Condition and Results of Operations” and the “Notes to Consolidated Financial Statements,” which are included elsewhere in this Form 10-K.

($ in millions)	2001	2002	2003	2004	2005

Rigid Open Top	$329.3	$360.4	$404.6	$659.2	$775.7
Rigid Closed Top	132.4	133.9	147.3	155.0	394.0

Total net sales	$461.7	$494.3	$551.9	$814.2	$1,169.7

History

Imperial Plastics was established in 1967 in Evansville, Indiana. Berry Plastics, Inc. (“Old Berry”) was formed in 1983 to purchase substantially all of the assets of Imperial Plastics. In 1988, Old Berry acquired Gilbert Plastics of New Brunswick, New Jersey, a leading manufacturer of aerosol overcaps, and subsequently relocated Gilbert Plastics’ production to Old Berry’s Evansville, Indiana facility. In 1990, the Company and Holding, the holder of 100% of the outstanding capital stock of the Company, were formed to purchase the assets of Old Berry.

We have continued to grow both organically and through acquisition by acquiring companies that we believed would improve our financial performance in the long-term, expand our product lines, or in some cases, provide us with a new or complementary product line. In 1992, we acquired the assets of the Mammoth Containers division of Genpak Corporation. In 1995, we acquired substantially all of the assets of Sterling Products, Inc., a producer of injection-molded plastic drink cups and lids, and Tri-Plas, Inc., a manufacturer of injection-molded containers. In 1997, we acquired (1) certain assets of Container Industries, Inc., a manufacturer and marketer of injection-molded industrial and pry-off containers, (2) PackerWare Corporation (“PackerWare”), a manufacturer and marketer of plastic containers, drink cups, housewares, and lawn and garden products, (3) substantially all of the assets of Virginia Design Packaging Corp., a manufacturer and marketer of injection-molded containers used primarily for food packaging, and (4) Venture Packaging, Inc., a manufacturer and marketer of injection-molded containers used in the food, dairy and various other markets. In 1998, we acquired all of the capital stock of Norwich Injection Moulders Limited (now known as Berry Plastics UK Limited) and substantially all of the assets of the

Knight Engineering and Plastics Division of Courtaulds Packaging Inc., a manufacturer of aerosol overcaps. In 1999, we acquired all of the outstanding capital stock of CPI Holding Corporation, the parent company of Cardinal Packaging, Inc., a manufacturer and marketer of open-top containers. In 2000, we acquired all of the outstanding capital stock of (1) Poly-Seal Corporation (“Poly-Seal”), a manufacturer and marketer of closures and (2) Capsol S.p.a. (now known as Capsol Berry Plastics S.p.a.), a manufacturer and marketer of aerosol overcaps and closures. In 2001, we acquired all of the outstanding capital stock of Pescor Plastics, Inc., a manufacturer and marketer of drink cups, and in 2002, we acquired the Alcoa Flexible Packaging injection molding assets from Mount Vernon Plastics Corporation. In 2003, we acquired (1) the 400 series continuous threaded injection molded closure assets from CCL Plastic Packaging, (2) the injection molded overcap lid assets from APM Inc., and (3) all of the outstanding capital stock of Landis Plastics, Inc. (the “Landis Acquisition”), a manufacturer and marketer of open-top containers.

On April 11, 2005, a subsidiary of Berry, Berry Plastics de México, S. de R.L. de C.V., acquired all of the injection molding aerosol overcap and closure assets from Euromex Plastics, S.A. de C.V. (“Euromex”), an injection molding manufacturer located in Toluca, Mexico (the “Mexico Acquisition”), for aggregate consideration of approximately $8.2 million. The purchase was financed through borrowings under the Company’s revolving line of credit and cash on hand. The operations from the Mexico Acquisition are included in Berry’s operations since the acquisition date.

On June 3, 2005, Berry acquired Kerr Group, Inc. (“Kerr”), a manufacturer and marketer of closures, bottles, vials, and tubes, for aggregate consideration of approximately $455.8 million (the “Kerr Acquisition”), including direct costs associated with the acquisition. The operations from the Kerr Acquisition are included in Berry’s operations since the acquisition date. The purchase price was financed through additional term loan borrowings under an amendment to Berry’s senior secured credit facility and cash on hand.

Merger

On July 22, 2002, GS Berry Acquisition Corp., (the “Buyer”) a newly formed entity controlled by various private equity funds affiliated with Goldman, Sachs & Co., merged (the "Merger") with and into Holding, pursuant to an agreement and plan of merger, dated as of May 25, 2002. At the effective time of the Merger, (1) each share of common stock of Holding issued and outstanding immediately prior to the effective time of the Merger was converted into the right to receive cash pursuant to the terms of the merger agreement, and (2) each share of common stock of the Buyer issued and outstanding immediately prior to the effective time of the Merger was converted into one share of common stock of Holding. Additionally, in connection with the Merger, we retired all of Holding’s senior secured notes and Berry Plastics’ senior subordinated notes, repaid all amounts owed under our credit facilities, redeemed all of the outstanding preferred stock of Holding, entered into a new credit facility and completed an offering of new senior subordinated notes of Berry Plastics. Immediately following the Merger, private equity funds affiliated with Goldman Sachs owned approximately 63% of the outstanding common stock of Holding, private equity funds affiliated with J.P. Morgan Chase & Co. owned approximately 29% and members of our management owned the remaining 8%.

Product Overview

We organize our business into two operating divisions: rigid open top and rigid closed top.

Rigid Open Top

Our rigid open top division is comprised of several product categories including containers, drink cups, and housewares. We classify our containers into five product lines: thinwall/polypropylene, pry-off, dairy, industrial and specialty. The largest end-uses for our containers are food products, building products, chemicals and dairy products. We believe that we offer the broadest product line among U.S.-based injection-molded plastic container manufacturers as well as numerous thermoformed container offerings. Our container capacities range from 4 ounces to 5 gallons and are offered in various styles with accompanying lids, bails and handles, some of which we produce, as well as a wide array of decorating options. In addition to a complete product line, we have sophisticated printing capabilities, in-house graphic arts and tooling departments, low-cost manufacturing capability with plants strategically located throughout the United States and a dedication to high-quality products and customer service. Our product engineers work with customers to design and commercialize new containers. In addition, as part of our dedication to customer service, on occasion, we provide filling machine equipment to some of our customers, primarily in the dairy market, and we also provide the services necessary to operate such equipment. We believe providing such equipment and services increases customer retention by increasing the customer’s production efficiency. The cost of, and revenue from, such equipment and services is not material.

We service several large food and dairy customers and their branded products. Additionally, we seek to develop niche container products and new applications by taking advantage of our state-of-the-art decorating and graphic arts capabilities and dedication to service and quality. We believe that these capabilities have given us a significant competitive advantage in certain high-margin niche container applications for specialized products. In order to identify new applications for existing products, we rely extensively on our national sales force. Once these opportunities are identified, our sales force works with our product design engineers to satisfy customers’ needs.

We also believe that we are the largest provider of injection-molded plastic drink cups in the United States. We produce injection-molded plastic cups that range in size from 12 to 64 ounces. Additionally, we launched our thermoformed drink cup line in fiscal 2001. Since then, we have become the largest supplier of 32 ounce or larger thermoformed polypropylene drink cups. Our thermoformed drink cup product line offers sizes ranging from 12 to 44 ounces. Our thermoform process uses polypropylene instead of more expensive polystyrene in producing deep draw drink cups. This offers a material competitive advantage versus thermoformed polystyrene drink cups. Primary markets for our plastic drink cups are quick service and family dining restaurants, convenience stores, stadiums and retail stores. Many of our cups are decorated, often as promotional items, and we believe we have a reputation in the industry for innovative, state-of-the-art graphics capability.

Our participation in the housewares market is primarily focused on producing semi-disposable plastic housewares and plastic garden products. Examples of our products include plates, bowls, pitchers, tumblers and outdoor flowerpots. We sell virtually all of our products in this market through major national retail marketers and national chain stores, such as Wal-Mart. PackerWare is our recognized brand name in these markets and PackerWare branded products are often co-branded by our customers. Our strategy in this market has been to provide high value to consumers at a relatively modest price, consistent with the key price points of the retail marketers. We believe outstanding service and the ability to deliver products with timely combination of color and design further enhance our position in this market. This focus allowed PackerWare to be named Wal-Mart’s category manager for its seasonal housewares department.

We have a diverse customer base for our rigid open top products, and no single rigid open top customer exceeded 7% of our total net sales in fiscal 2005. Our primary competitors include Airlite, Polytainers, Letica, Huhtamaki, Solo, and Radnor Holdings. These competitors individually only compete on certain of our rigid open top products.

Rigid Closed Top

Our rigid closed top division is comprised of several product categories including aerosol overcaps, closures, bottles, vials, and tubes. We believe that this line of products gives us a competitive advantage in being able to provide a complete package (bottle with closure or tube with closure) to our customers. Our design center and product development engineers combined with our world class manufacturing facilities, gives us the ability to take any project from concept to end product. We utilize the latest in manufacturing technology, from mold design to vision systems, to meet our high quality standards consistently.

We believe that we are the worldwide leading producer of injection-molded aerosol overcaps. Our aerosol overcaps are used in a wide variety of consumer goods including spray paints, household and personal care products, insecticides and numerous other commercial and consumer products. Most U.S. manufacturers of aerosol products, and companies that fill aerosol products on a contractual basis, are our customers for some portion of their needs. We believe that, over the years, we have developed several significant competitive advantages in this market, including (1) a reputation for outstanding quality, (2) short lead-time requirements to fill customer orders, (3) long-standing relationships with major customers, (4) the ability to accurately reproduce colors, (5) proprietary packing technology that minimizes freight cost and warehouse space, (6) high-speed, low-cost molding and decorating capability and (7) a broad product line of proprietary molds. We continue to develop new products in the overcap market with special decoration and functional features.

We believe our combined product line offerings to the closures market establish us as a leading provider of injection and compression molded closures. Our product line offerings include continuous thread, dispensing, tamper evident and child resistant closures. We currently sell our closures into many end markets, including (1) pharmaceutical, (2) vitamin and nutritional, (3), prescription, (4) hot fill beverages, (5) distilled spirits, (6) spices, (7) dressings / sauces, (8) dairy, and (9) personal care. In addition to traditional closures, we are a leading provider of (1) fitments and plugs for medical applications, (2) cups and spouts for liquid laundry detergent, (3) dropper bulb assemblies for medical and personal care applications, (4) jiggers for mouthwash products, and (5) custom packaging. We are a major provider of closures to many of the leading companies in these markets. We believe our technical capabilities and expertise provide competitive advantages, including the latest in single and bi-injection technology, molding of thermoplastic and thermoset resins, and compression molding of thermoplastic resins. In addition, we also utilize state of the art lining, assembly, and decorating equipment in secondary operations. We have a strong reputation for quality and have received numerous “Supplier Quality Achievement Awards” from customers in different markets.

Our bottle business targets similar markets as our closure business. We believe we are the leading supplier of spice containers in the United States. We also have a leadership position in various vitamin and nutritional markets, as well as selling bottles into prescription and pharmaceutical applications. We also offer a variety of personal care packages, and see the personal care market as a strong opportunity to grow our business. While offering a set of stock bottles in the vitamin and nutritional markets, we also work with key customers on customized bottle designs to provide differentiation from traditional packages. We believe our bottle segment should see continued growth in the healthcare product line, as the patented Tab II® product offering gains popularity. Our strong product offerings in continuous threaded, child-resistant, and tamper-evident closures, make “one-stop” shopping available to many key customers. Our bottles are manufactured in high density polyethylene (“HDPE”) and polyethylene terephthalate (“PET”), and utilize injection blow-molding, stretch blow-molding, and extrusion blow-molding technology. We offer our customers decorated bottles with hot stamping, silk screening and labeling.

Additionally, we are a leading supplier in the prescription vial market. We believe our variety of product offerings and designs put us in a strong position to compete in this steadily growing market segment. We supply a complete line of amber plastic vials and offer customers both one-piece and two-piece child resistant caps. Our design capabilities, along with internal engineering strength also give us the ability to compete on customized prescription designs. As a result, regardless of the desires of any major pharmacy, stock package or custom package, we have the ability to supply. Our customer base includes some of the largest pharmacy chains in the United States and Canada, as well as servicing local pharmacies, primarily through distributors.

We also believe that we are the largest supplier of plastic squeeze tubes in the United States. We offer a complete line of tubes from ½” to 2 3/16” in diameter. Our focus has been to insure that we are able to meet the increasing trend towards large diameter tubes with high end decoration. The majority of our tubes are sold in the personal care market, focusing on products like facial/cold creams, shampoos, conditioners, bath/shower gels, lotions, sun care, hair gels, and anti aging creams. We also sell our tubes into the pharmaceutical and household chemical markets. We believe that our ability to provide creative package designs, with state of the art decorating, combined with a complementary line of dispensing closures, makes us a preferred supplier for many customers in our target markets.

We have a diverse customer base for our rigid closed top products, and no single rigid closed top customer exceeded 2% of our total net sales in fiscal 2005. Our primary competitors include Owens-Illinois, Rexam, Alcoa, Silgan, Phoenix, Seaquist, Cebal, Graham Packaging, and Grafco. These competitors individually only compete on certain of our rigid closed top products

Marketing and Sales

We reach our large and diversified base of customers primarily through our direct field sales force of over 100 dedicated professionals. Our field sales, production and support staff meet with customers to understand their needs and improve our product offerings and services. While certain of these field sales representatives are focused on individual product lines, our entire team is encouraged to sell all of our products to serve the needs of our customers. We believe that a direct field sales force is able to better focus on target markets and customers, with the added benefit of permitting us to control pricing decisions centrally. We also utilize the services of third party manufacturing representatives to assist our direct sales force. Highly skilled customer service representatives are strategically located throughout our facilities to support the national field sales force. In addition, telemarketing representatives, marketing managers and sales/marketing executives oversee the marketing and sales efforts. Manufacturing and engineering personnel work closely with field sales personnel to satisfy customers’ needs through the production of high-quality, value-added products and on-time deliveries.

Our sales force is also supported by technical specialists and our in-house graphics and design personnel. Our graphic arts department includes computer-assisted graphic design capabilities and in-house production of photopolymer printing plates. We also have a centralized color matching and materials blending department that utilizes a computerized spectrophotometer to insure that colors match those requested by customers.

Manufacturing

We manufacture our products utilizing several primary molding methods including: injection, thermoforming, compression, tube extrusion, and blow molding. These processes begin with raw plastic pellets which are then converted into finished products. In the injection process, the raw pellets are melted to a liquid state and injected into a multi-cavity steel mold where the resin is allowed to solidify to take the final shape of the part. In the thermoform process, the raw resin is softened to the point where sheets of material are drawn into multi-cavity molds and formed over the molds to form the desired shape. Compression molding is a high speed process that begins with a continuously extruded plastic melt stream that is cut while remaining at molding temperature and carried to the mold cavity. Independent mold cavities close around the molten plastic, compressing it to form the part which is cooled and ejected. The parts are then transferred to slitters, folders and lining equipment. In the tube extrusion process, we extrude resin that is solidified in the shape of a tube and then cut to length. The tube then has the head added by using another extruder that extrudes molten resin into a steel die where the cut tube is inserted into the steel die. In blow molding we use three blow molding systems: injection, extrusion, and stretch blow. Injection blow molding involves injecting molten resin into a multiple cavity steel die and allowing it to solidify into a preform. The parts are then indexed to a blow station where high pressure air is used to form the preform into the bottle. In extrusion blow molding, we extrude molten plastic into a long tube and then aluminum dies clamp around the tube and high pressure air is used to form the bottle. In stretch blow molding, we inject molten plastic into a multi-cavity steel mold where the parts are allowed to cool in the mold until they are solidified. The parts are then brought to a stretch blow molding machine where they are reheated and then placed in aluminum dies where high pressure air is used to form the bottle.

The final cured parts are transferred from the primary molding process to corrugated containers for shipment to customers or for post-molding secondary operations (offset printing, labeling, lining, silkscreening, handle applications, etc.). We believe that our molding, handling, and post-molding capabilities are among the best in the industry. Our overall manufacturing philosophy is to be a low-cost producer by using (1) high-speed molding machines, (2) modern multi-cavity hot runner, cold runner and insulated runner molds, (3) extensive material handling automation and (4) sophisticated post-molding technology. We utilize state-of-the-art robotic packaging processes for large volume products, which enable us to reduce breakage while lowering warehousing and shipping costs. Each plant has maintenance capability to support molding and post-molding operations. We have historically made, and intend to continue to make, significant capital investments in plant and equipment because of our objectives to improve productivity, maintain competitive advantages and foster continued growth. Over the past five fiscal years, our capital expenditures in plant and equipment, exclusive of acquisitions, were $201.9 million in aggregate.

Product Development and Design

We believe our technology base and research and development support are among the best in the rigid plastics packaging industry. Using three-dimensional computer aided design technology, our full time product designers develop innovative product designs and models for the packaging market. We can simulate the molding environment by running unit-cavity prototype molds in small injection-molding machines for research and development of new products. Production molds are then designed and outsourced for production by various companies with which we have extensive experience and established relationships or built by one of our two in-house tooling divisions located in Evansville and Chicago. Our engineers oversee the mold-building process from start to finish. Many of our customers work in partnership with our technical representatives to develop new, more competitive products. We have enhanced our relationships with these customers by providing the technical service needed to develop products combined with our internal graphic arts support.

Additionally, at our technical center in Lancaster, Pennsylvania, we prototype new ideas, conduct research and development of new products and processes, and qualify production molding systems that go directly to our facilities and into production. We also have a complete product testing and quality laboratory at our technical center. With this combination of manufacturing simulation and quality systems support we are able to improve time to market and reduce cost. We spent $6.1 million, $3.8 million and $3.5 million on research and development in 2005, 2004, and 2003 respectively.

We also utilize our in-house graphic design department to develop color and styles for new products. Our design professionals work directly with our customers to develop new styles and use computer-generated graphics to enable our customers to visualize the finished product.

Quality Assurance

Each plant extensively utilizes Total Quality Management philosophies, including the use of statistical process control and extensive involvement of employee teams to increase productivity. This teamwork approach to problem-solving increases employee participation and provides necessary training at all levels. Our teams also utilize the Six Sigma methodology to improve internal processes and provide a systematic approach to problem solving resulting in improved customer service. The drive for team work and continuous improvement is an ongoing quality focus. All of our facilities are ISO9001/2000 certified or are working toward such certification. Certification requires a demonstrated compliance by a company with a set of shipping, trading and technology standards promulgated by the International Organization for Standardization ("ISO"). Extensive testing of parts for size, color, strength and material quality using statistical process control techniques and sophisticated technology is also an ongoing part of our quality assurance activities.

Systems

All of our facilities are on the same integrated accounting and control system that allows for consistency in reporting and efficient consolidation. This system produces complete financial and operational reports and is expandable to add new features and/or locations as we grow. This system also contains fully integrated computer software systems for manufacturing applications. All of our facilities, excluding the Milan facility and five of the Kerr facilities, utilize the manufacturing applications of the system. The five remaining Kerr facilities are scheduled to be converted to the manufacturing applications of the system by the end of fiscal 2006. We also utilize many other applications to support business processes.

Sources and Availability of Raw Materials

The most important raw material purchased by us is plastic resin. We purchased approximately $385.0 million of resin in fiscal 2005 with approximately 23% of our resin pounds, on a pro forma basis, being HDPE, 11% low density polyethylene, 62% polypropylene (“PP”), 3% PET and 1% other. We have contractual price escalators and de-escalators tied to the price of resin with customers representing approximately 60% of net sales that result in price increases/decreases to these customers in a relatively short period of time, typically quarterly. In addition, we have historically had success in passing through price increases and decreases in the price of resin to customers without indexed price agreements. For example, in fiscal 2005, our net sales increased by $355.5 million over fiscal 2004, of which approximately $89.5 million was attributable to increased selling prices. This occurred in an environment of rapidly escalating resin prices. Less than 10% of our net sales are generated from fixed-price arrangements, and we have at times and may continue to enter into negotiated purchase agreements with resin suppliers related to these fixed price arrangements. Due to the volatility in the resin markets, in the fourth quarter of 2004 we entered into resin forward hedging transactions with respect to approximately 15% of our estimated 2005 resin needs and 10% of our 2006 estimated resin needs based on 2004 volumes prior to the Kerr Acquisition. We can further seek to mitigate the effect of resin price movements through our ability to accommodate raw material switching for certain products between HDPE and PP as prices fluctuate and reducing the quantity of resin in certain of our products. Based on information from Plastics News, an industry publication, prices of HDPE and PP on December 31, 2005 were $0.765 per pound and $0.875 per pound, respectively, reflecting increases of $0.11 per pound, or 17%, and $0.235 per pound, or 37%, over the respective prices from January 1, 2005.

Our plastic resin purchasing strategy is to deal with only high-quality, dependable suppliers, such as Dow, Basell, Nova, Total, Lyondell, Chevron, ExxonMobil, Sunoco, and Huntsman. Although we do not have any supply requirements contracts with our key suppliers, we believe that we have maintained strong relationships with these key suppliers and expect that such relationships will continue into the foreseeable future. Based on our experience, we believe that adequate quantities of plastic resins will be available at market prices, but we can give you no assurances as to such availability or the prices thereof.

Employees

At the end of fiscal 2005, we had approximately 6,800 employees. Poly-Seal Corporation, a wholly owned subsidiary, and the United Steelworkers of America are parties to a collective bargaining agreement which expires in April 2009. At the end of fiscal 2005, approximately 300 employees of Poly-Seal Corporation, all of which are located in our Baltimore facility, were covered by this agreement. None of our other domestic employees are covered by collective bargaining agreements. We believe our relations with our employees are good.

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

Like any manufacturer, we are subject to the possibility that we may receive notices of potential liability in connection with materials that were sent to third-party recycling, treatment, and/or disposal facilities under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), and comparable state statutes, which impose liability for investigation and remediation of contamination without regard to fault or the legality of the conduct that contributed to the contamination. Liability under CERCLA is retroactive, and liability for the entire cost of a cleanup can be imposed on any responsible party. No such notices are currently pending.

The Food and Drug Administration (“FDA”) regulates the material content of direct-contact food and drug packages, including certain packages we manufacture pursuant to the Federal Food, Drug and Cosmetics Act. Certain of our products are also regulated by the Consumer Product Safety Commission ("CPSC") pursuant to various federal laws, including the Consumer Product Safety Act and the Poison Prevention Packaging Act. Both the FDA and the CPSC can require the manufacturer of defective products to repurchase or recall such products and may also impose fines or penalties on the manufacturer. Similar laws exist in some states, cities and other countries in which we sell our products. In addition, laws exist in certain states restricting the sale of packaging with certain levels of heavy metals, imposing fines and penalties for non-compliance. Although we use FDA approved resins and pigments in our products that directly contact food and drug products and believe they are in material compliance with all such applicable FDA regulations, and we believe our products are in material compliance with all applicable requirements, we remain subject to the risk that our products could be found not to be in compliance with such requirements.

The plastics industry, including us, is subject to existing and potential federal, state, local and foreign legislation designed to reduce solid wastes by requiring, among other things, plastics to be degradable in landfills, minimum levels of recycled content, various recycling requirements, disposal fees and limits on the use of plastic products. In particular, certain states have enacted legislation requiring products packaged in rigid plastic containers to comply with standards intended to encourage recycling and increased use of recycled materials. In addition, various consumer and special interest groups have lobbied from time to time for the implementation of these and other similar measures. We believe that the legislation promulgated to date and such initiatives to date have not had a material adverse effect on us. There can be no assurance that any such future legislative or regulatory efforts or future initiatives would not have a material adverse effect on us.

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

Item 1A.  RISK FACTORS

We have substantial debt and we may incur substantially more debt, which could affect our ability to meet our debt obligations and may otherwise restrict our activities.

We have substantial debt, and we may incur substantial additional debt in the future. As of December 31, 2005, we had total indebtedness of approximately $1,160.6 million, excluding $14.7 million in letters of credit under our revolving credit facility and, subject to certain conditions to borrowing, $135.3 million available for future borrowings under our revolving credit facility.

Our substantial debt could have important consequences to you. For example, it could:

•
require us to dedicate a substantial portion of our cash flow to payments on our indebtedness, which would reduce the amount of cash flow available to fund working capital, capital expenditures, product development and other corporate requirements;

•	increase our vulnerability to general adverse economic and industry conditions, including changes in raw material costs;
•	limit our ability to respond to business opportunities;
•	limit our ability to borrow additional funds, which may be necessary; or
•	subject us to financial and other restrictive covenants, which, if we fail to comply with these covenants and our failure is not waived or cured, could result in an event of default under our debt.

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

The Indenture dated as of July 22, 2002, as supplemented (the “Indenture”), among the Company, Holding, all of its direct and indirect domestic subsidiaries, and U.S. Bank Trust National Association, as Trustee (“U.S. Bank”) and the Third Amendment to the Second Amended and Restated Credit Agreement (the “New Credit Facility”) contain a number of covenants imposing significant restrictions on our business. These restrictions may affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities as they arise. The restrictions these covenants place on us and our restricted subsidiaries include limitations on our ability and the ability of our restricted subsidiaries to:

•	incur indebtedness or issue preferred shares;
•	pay dividends or make distributions in respect of our capital stock or to make certain other restricted payments;
•	create liens;
•	agree to payment restrictions affecting our restricted subsidiaries;
•	make acquisitions;
•	consolidate, merge, sell or lease all or substantially all of our assets;
•	enter into transactions with our affiliates; or
•	designate our subsidiaries as unrestricted subsidiaries.

Our New Credit Facility also requires us to meet a number of financial ratios. Our ability to comply with covenants and financial ratios under these debt agreements may be affected by events beyond our control, including prevailing economic, financial and industry conditions and are subject to the risks in this "Risk Factors" section. The breach of any of these covenants or restrictions could result in a default under the Indenture or the New Credit Facility. An event of default under our debt agreements would permit some of our lenders to declare all amounts borrowed from them to be immediately due and payable. If we were unable to repay debt to our lenders, these lenders could proceed against the collateral securing that debt.

We do not have guaranteed supply or fixed-price contracts with plastic resin suppliers.

We source plastic resin primarily from major industry suppliers such as Dow, Basell, Nova, Total, Lyondell, Chevron, ExxonMobil, Sunoco, and Huntsman. We have long-standing relationships with certain of these suppliers but have not entered into a firm supply contract with any of our resin vendors. We may not be able to arrange for other sources of resin in the event of an industry-wide general shortage of resins used by us, or a shortage or discontinuation of certain types of grades of resin purchased from one or more of our suppliers. Any such shortage may materially negatively impact our competitive position versus companies that are able to better or more cheaply source resin. Additionally, we may be subject to significant increases in prices that may materially impact our financial condition. Over the past several years, we have at times experienced rapidly increasing resin prices primarily due to the increased cost of oil and natural gas. Due to the extent and rapid nature of these increases, we cannot reasonably estimate the extent to which we will be able to successfully recover these cost increases in the short-term. If rapidly increasing resin prices occur, our revenue and/or profitability may be materially and adversely affected, both in the short-term as we attempt to pass through changes in the costs of resin to customers under current agreements and in the longer term as we negotiate new agreements or if our customers seek product substitution.

If market conditions do not permit us to pass on the cost of plastic resins to our customers on a timely basis, or at all, our financial condition and results of operations could suffer materially.

To produce our products we use large quantities of plastic resins, which in fiscal 2005 cost us approximately $385.0 million, or 41% of our total cost of goods sold. Plastic resins are subject to cyclical price fluctuations, including those arising from supply shortages and changes in the prices of natural gas, crude oil and other petrochemical intermediates from which resins are produced. The instability in the world markets for oil and natural gas could materially adversely affect the prices and general availability of raw materials quickly. Based on information from Plastics News, an industry publication, prices of HDPE and PP on December 31, 2005 were $0.765 per pound and $0.875 per pound, respectively, reflecting increases of $0.11 per pound, or 17%, and $0.235 per pound, or 37%, over the respective prices from January 1, 2005. Historically, we have generally been able to pass on a significant portion of the increases in resin prices to our customers over a period of time, but even in such cases there have been negative short-term impacts to our financial performance. Certain of our customers (currently fewer than 10% of our net sales) purchase our products pursuant to fixed-price arrangements in respect of which we have at times and may continue to enter into hedging or similar arrangements. In the future, we may not be able to pass on substantially all of the increases in resin prices to our customers on a timely basis, if at all, which may have a material adverse effect on our competitive position and financial performance.

We may not be able to compete successfully and our customers may not continue to purchase our products.

We face intense competition in the sale of our products. We compete with multiple companies in each of our product lines, including divisions or subsidiaries of larger companies and foreign competitors with lower cost structures. We compete on the basis of a number of considerations, including price, service, quality, product characteristics and the ability to supply products to customers in a timely manner. Our products also compete with metal and glass, paper and other packaging materials as well as plastic packaging materials made through different manufacturing processes. Many of our product lines also compete with plastic products in other lines and segments. Some of these competitive products are not subject to the impact of changes in resin prices which may significantly negatively impact our competitive position versus substitute products. Our competitors may have financial and other resources that are substantially greater than ours and may be better able than us to withstand price competition. In addition, some of our customers do and could in the future choose to manufacture the products they require for themselves. Each of our product lines faces a different competitive landscape. We may not be able to compete successfully with respect to any of the foregoing factors. Competition could result in our products losing market share or our having to reduce our prices, either of which would have a material adverse effect on our business and results of operations and financial condition. In addition, since we do not have long-term arrangements with many of our customers, these competitive factors could cause our customers to shift suppliers and/or packaging material quickly.

In the event of a catastrophic loss of one of our key manufacturing facilities, our business would be adversely affected.

While we maintain insurance covering our facilities, including business interruption insurance, a catastrophic loss of the use of all or a portion of one of our key manufacturing facilities due to accident, labor issues, weather conditions, other natural disaster or otherwise, whether short or long-term, could have a material adverse effect on us.

Our acquisition strategy may be unsuccessful.

As part of our growth strategy, we plan to pursue the acquisition of other companies, assets and product lines that either complement or expand our existing business. We cannot assure you that we will be able to consummate any such transactions at all or that any future acquisitions will be able to be consummated at acceptable prices and terms. We continually evaluate potential acquisition opportunities in the ordinary course of business, including those that could be material in size and scope. Acquisitions involve a number of special risks and factors, including:

•	the focus of management’s attention to the assimilation of the acquired companies and their employees and on the management of expanding operations;
•	the incorporation of acquired products into our product line;
•	the increasing demands on our operational systems;
•	adverse effects on our reported operating results; and
•	the loss of key employees and the difficulty of presenting a unified corporate image.

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

We may become responsible for unexpected liabilities that we failed or were unable to discover in the course of performing due diligence in connection with historical acquisitions and any future acquisitions. We have typically required the selling stockholders to indemnify us against certain undisclosed liabilities. However, we cannot assure you that the indemnification, even if obtained, will be enforceable, collectible or sufficient in amount, scope or duration to fully offset the possible liabilities associated with the business or property acquired. Any of these liabilities, individually or in the aggregate, could have a material adverse effect on our business, financial condition and results of operations.

The integration of acquired businesses may result in substantial costs, delays or other problems.

We may not be able to successfully integrate future acquisitions without substantial costs, delays or other problems. We will have to continue to expend substantial managerial, operating, financial and other resources to integrate our businesses. The costs of such integration could have a material adverse effect on our operating results and financial condition. Such costs include non-recurring acquisition costs including accounting and legal fees, investment banking fees, recognition of transaction-related obligations, plant closing and similar costs and various other acquisition-related costs. In addition, although we conduct what we believe to be a prudent level of investigation regarding the businesses we purchase, in light of the circumstances of each transaction, an unavoidable level of risk remains regarding the actual condition of these businesses. Until we actually assume operating control of such business assets and their operations, we may not be able to ascertain the actual value or understand the potential liabilities of the acquired entities and their operations. Once we acquire a business, we are faced with risks, including:

•	the possibility that it will be difficult to integrate the operations into our other operations;
•	the possibility that we have acquired substantial undisclosed liabilities;
•	the risks of entering markets or offering services for which we have no prior experience; and
•
the potential loss of customers as a result of changes in management; and the possibility we may be unable to recruit additional managers with the necessary skills to supplement the incumbent management of the acquired business.

We may not be successful in overcoming these risks.

An acquisition may be significantly larger than any of our previous acquisitions. The significant expansion of our business and operations resulting from the acquisition may strain our administrative, operational and financial resources. The integration may require substantial time, effort, attention, and dedication of management resources and may distract our management in unpredictable ways from our existing business. The integration process could create a number of adverse consequences for us, including the possible unexpected loss of key employees, customers or suppliers, a possible loss of sales or an increase in operating or other costs. The foregoing could have a material adverse effect on our business, financial condition and results of operations. We may not be able to manage the combined operations and assets effectively or realize all or any of the anticipated benefits of the acquisition.

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

As of December 31, 2005, the net value of our goodwill and other intangibles was approximately $844.9 million. In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." Under the new standard, we are no longer required or permitted to amortize goodwill reflected on our balance sheet. We are, however, required to evaluate goodwill reflected on our balance sheet when circumstances indicate a potential impairment, or at least annually, under the new impairment testing guidelines outlined in the standard. Future changes in the cost of capital, expected cash flows, or other factors may cause our goodwill to be impaired, resulting in a noncash charge against results of operations to write-off goodwill for the amount of impairment. If a significant write-off is required, the charge would have a material adverse effect on our reported results of operations and net worth in the period of any such write-off.

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

The FDA regulates the material content of direct-contact food and drug packages we manufacture pursuant to the Federal Food, Drug and Cosmetic Act. Furthermore, some of our products are regulated by the Consumer Product Safety Commission ("CPSC") pursuant to various federal laws, including the Consumer Product Safety Act and the Poison Prevention Packaging Act. Both the FDA and the CPSC can require the manufacturer of defective products to repurchase or recall these products and may also impose fines or penalties on the manufacturer. Similar laws exist in some states, cities and other countries in which we sell products. In addition, laws exist in certain states restricting the sale of packaging with certain levels of heavy metals and imposing fines and penalties for noncompliance. Although we use FDA-approved resins and pigments in our products that directly contact food and drug products and we believe our products are in material compliance with all applicable requirements, we remain subject to the risk that our products could be found to be not in compliance with these and other requirements. A recall of any of our products or any fines and penalties imposed in connection with non-compliance could have a materially adverse effect on us. See "Business -- Environmental matters and government regulation."

Our operations outside of the United States are subject to additional currency exchange, political, investment and other risks.

We currently operate three facilities outside the United States which combined for approximately 2% of our 2005 net sales. This amount may change in the future particularly if we make a significant foreign acquisition. As such we are subject to the risks associated with selling and operating in foreign countries, including devaluations and fluctuations in foreign currencies, unstable political conditions, imposition of limitations on conversion of foreign currencies into U.S. dollars and remittance of dividends and payments by foreign subsidiaries. The imposition of taxes and imposition or increase of investment and other restrictions, tariffs or quotas may also have a negative effect on our business and profitability. Our sales outside the United States from our domestic plants, which represented approximately 3% of our 2005 net sales, are subject to similar risks.

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

Item 1B.  UNRESOLVED STAFF COMMENTS

None

Item 2.   PROPERTIES

  We believe that our property and equipment is well-maintained, in good operating condition and adequate for our present needs. The following table sets forth our principal manufacturing facilities as of December 31, 2005:

Location	Square Footage	Use	Owned/Leased
Evansville, IN	552,000	Headquarters and manufacturing	Owned
Evansville, IN	223,000	Manufacturing	Leased
Henderson, NV	175,000	Manufacturing	Owned
Iowa Falls, IA	100,000	Manufacturing	Owned
Charlotte, NC	150,000	Manufacturing	Owned
Lawrence, KS	424,000	Manufacturing	Owned
Suffolk, VA	110,000	Manufacturing	Owned
Monroeville, OH	350,000	Manufacturing	Owned
Norwich, England	88,000	Manufacturing	Owned
Woodstock, IL	170,000	Manufacturing	Owned
Streetsboro, OH	140,000	Manufacturing	Owned
Baltimore, MD	244,000	Manufacturing	Owned
Milan, Italy	125,000	Manufacturing	Leased
Chicago, IL	472,000	Manufacturing	Leased
Richmond, IN	160,000	Manufacturing	Owned
Syracuse, NY	215,000	Manufacturing	Leased
Phoenix, AZ	266,000	Manufacturing	Leased
Ahoskie, NC	150,000	Manufacturing	Owned
Bowling Green, KY	168,000	Manufacturing	Leased
Sarasota, FL	74,000	Manufacturing	Owned
Jackson, TN	211,000	Manufacturing	Leased
Anaheim, CA	248,000	Manufacturing	Leased
Cranbury, NJ	204,000	Manufacturing	Leased
Easthampton, MA	210,000	Manufacturing	Leased
Oxnard, CA	110,000	Manufacturing	Leased
Toluca, Mexico	172,000	Manufacturing	Leased
	5,511,000

Item 3.   LEGAL PROCEEDINGS

We are party to various legal proceedings involving routine claims which are incidental to our business. Although our legal and financial liability with respect to such proceedings cannot be estimated with certainty, we believe that any ultimate liability would not be material to our financial condition.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

By written consent in lieu of a meeting of the stockholders of BPC Holding Corporation dated August 10, 2005, stockholders that hold a majority of the stock entitled to vote approved an amendment to the BPC Holding Corporation 2002 Stock Option Plan to increase the number of Fixed Priced Options available under such plan from 307,545 to 365,720.

By written consent in lieu of a meeting of the stockholders of BPC Holding Corporation dated December 14, 2005, stockholders that hold a majority of the stock entitled to vote approved an amendment to the BPC Holding Corporation 2002 Stock Option Plan to increase the number of Fixed Priced Options available under such plan from 365,720 to 415,720.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER
  MATTERS

There is no established public trading market for any class of common stock of Holding or the Company. With respect to the capital stock of Holding, as of March 18, 2006, there were 170 holders of the common stock. All of the issued and outstanding common stock of the Company is held by Holding.

Dividend Policy

Holding has not paid cash dividends on its capital stock since the Merger. As a holding company with no independent operations, the ability of Holding to pay cash dividends will be dependent on the receipt of dividends or other payments from the Company. Under the terms of the Indenture, the Company has restrictions regarding the payment of dividends on its common stock. In addition, the Company’s second amended and restated senior secured credit facility, as amended, contains covenants that, among other things, restrict the payment of dividends by the Company. In addition, Delaware law limits Holding's ability to pay dividends from current or historical earnings or profits or capital surplus. Any determination to pay cash dividends on common stock of the Company or Holding in the future will be at the discretion of the Board of Directors of the Company and Holding, respectively.

Equity Compensation Plan Information

See Item 12 of this Form 10-K entitled “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”.

Item 6. SELECTED FINANCIAL DATA

The following selected financial data are derived from our consolidated financial statements. The data should be read in connection with the consolidated financial statements, related notes and other financial information included herein. Our fiscal year is a 52/53 week period ending generally on the Saturday closest to December 31. All references herein to “2005,” “2004,” “2003,” “2002,” and “2001” relate to the fiscal years ended December 31, 2005, January 1, 2005, December 27, 2003, December 28, 2002, and December 29, 2001, respectively. For analysis purposes, the results under Holding’s prior ownership (“Predecessor”) have been combined with results subsequent to the Merger on July 22, 2002. Our historical consolidated financial information may not be comparable to or indicative of our future performance. For a discussion of certain factors that materially affect the comparability of the consolidated financial data or cause the data reflected herein not to be indicative of our future financial condition or results of operations, see “Risk Factors.”

	BPC Holding Corporation
	Fiscal
	Company	Company	Company	Combined Company & Predecessor	Predecessor
	2005	2004	2003	2002	2001
	(in thousands of dollars)
Statement of Income Data:
Net sales	$1,169,704	$814,213	$551,876	$494,303	$461,659
Cost of goods sold	943,370	639,329	420,750	371,273	338,000
Gross profit	226,334	174,884	131,126	123,030	123,659
Operating expenses (a)	110,545	81,008	59,936	77,467	70,192
Operating income	115,789	93,876	71,190	45,563	53,467
Other expenses (income) (b)	1,354	—	(7)	299	473
Loss on extinguished debt (c)	7,045	—	250	25,328	—
Interest expense, net (d)	73,274	53,185	45,413	49,254	54,355

Income (loss) before income taxes	34,116	40,691	25,534	(29,318)	(1,361)
Income taxes	14,325	17,740	12,486	3,298	734

Net income (loss)	19,791	22,951	13,048	(32,616)	(2,095)
Preferred stock dividends	—	—	—	6,468	9,790
Amortization of preferred stock discount	—	—	—	574	1,024

Net income (loss) attributable to common stockholders	$19,791	$22,951	$13,048	$(39,658)	$(12,909)

Balance Sheet Data (at end of year):
Working capital	$201,781	$90,094	$87,571	$64,201	$19,327
Fixed assets	423,444	281,972	282,977	193,132	203,217
Total assets	1,647,830	1,005,144	1,015,806	760,576	446,876
Total debt	1,160,620	697,558	751,605	609,943	485,881
Stockholders' equity (deficit)	203,388	183,891	152,591	75,163	(139,601)

Other Data:
Depreciation and amortization (e)	88,720	60,816	44,078	41,965	50,907
Capital expenditures	57,829	52,624	29,949	28,683	32,834

(a) Operating expenses include $20,987 related to the Merger during fiscal 2002.

(b) Other expenses (income) consist of net losses (gains) on disposal of property and equipment and unrealized loss on investment in Southern Packaging for the respective years.

(c) In 2005, the loss on extinguished debt represents unamortized deferred financing costs on the term loan expensed as a result of an amendment to the senior credit facility. The loss on extinguished debt in 2003 represents the legal costs associated with amending the senior credit facility in connection with the Landis Acquisition. As a result of the retirement all of Holding’s senior secured notes and Berry Plastics’ senior subordinated notes and the repayment of all amounts owed under our credit facilities in connection with the Merger, $6.6 million of existing deferred financing fees and $18.7 million of prepayment fees and related charges were charged to expense in 2002 as a loss on extinguished debt.

(d) Includes non-cash interest expense of $1,945, $1,862, $2,318, $2,476, and $11,268, in fiscal 2005, 2004, 2003, 2002, and 2001, respectively.

(e) Depreciation and amortization excludes non-cash amortization of deferred financing fees and debt premium/discount amortization which are included in interest expense.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless the context requires otherwise, references in this Management's Discussion and Analysis of Financial Condition and Results of Operations to “BPC Holding” or “Holding” refer to BPC Holding Corporation, references to “we,” “our” or “us” refer to BPC Holding Corporation together with its consolidated subsidiaries, and references to “Berry Plastics” or the “Company” refer to Berry Plastics Corporation, a wholly owned subsidiary of BPC Holding Corporation. You should read the following discussion in conjunction with the consolidated financial statements of Holding and its subsidiaries and the accompanying notes thereto, which information is included elsewhere herein. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” section. Our actual results may differ materially from those contained in any forward-looking statements.

On July 22, 2002, GS Berry Acquisition Corp., (the “Buyer”) a newly formed entity controlled by various private equity funds affiliated with Goldman, Sachs & Co., merged (the "Merger") with and into Holding, pursuant to an agreement and plan of merger, dated as of May 25, 2002. At the effective time of the Merger, (1) each share of common stock of Holding issued and outstanding immediately prior to the effective time of the Merger was converted into the right to receive cash pursuant to the terms of the merger agreement, and (2) each share of common stock of the Buyer issued and outstanding immediately prior to the effective time of the Merger was converted into one share of common stock of Holding. Additionally, in connection with the Merger, we retired all of Holding’s senior secured notes and Berry Plastics’ senior subordinated notes, repaid all amounts owed under our credit facilities, redeemed all of the outstanding preferred stock of Holding, entered into a new credit facility and completed an offering of new senior subordinated notes of Berry Plastics. Immediately following the Merger, private equity funds affiliated with Goldman Sachs owned approximately 63% of the outstanding common stock of Holding, private equity funds affiliated with J.P. Morgan Chase & Co. owned approximately 29% and members of our management owned the remaining 8%.

Overview

We are one of the world’s leading manufacturers and suppliers of a diverse mix of rigid plastic packaging products. We sell a broad product line to over 12,000 customers. We concentrate on manufacturing higher quality, value-added products sold to image-conscious marketers of institutional and consumer products. We believe that our large operating scale, low-cost manufacturing capabilities, purchasing leverage, proprietary thermoforming technology and extensive collection of over 1,500 active proprietary molds provide us with a competitive advantage in the marketplace. We have been able to leverage our broad product offering, value-added manufacturing capabilities and long-standing customer relationships into leading positions across a number of products. Our top 10 customers represented approximately 30% of our fiscal 2005 net sales with no customer accounting for more than 7% of our fiscal 2005 net sales. The average length of our relationship with these customers was over 20 years. Our products are primarily sold to customers in industries that exhibit relatively stable demand characteristics and are considered less sensitive to overall economic conditions, such as pharmaceuticals, food, dairy, personal care, and health and beauty. Additionally, we operate 25 high-volume manufacturing facilities and have extensive distribution capabilities. We organize our business into two operating divisions: rigid open top and rigid closed top. At the end of fiscal 2005, we had approximately 6,800 employees.

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

We maintain additional reserves based on our historical bad debt experience. Additionally, our allowance for doubtful accounts includes a reserve for cash discounts that are offered to some of our customers for prompt payment. We believe, based on past history and our credit policies, that our net accounts receivable are of good quality. A ten percent increase or decrease in our bad debt experience would not have a material impact on the results of operations of the Company. Our allowance for doubtful accounts was $5.8 million and $3.2 million as of December 31, 2005 and January 1, 2005, respectively.

Inventory obsolescence. We evaluate our reserve for inventory obsolescence on a quarterly basis and review inventory on-hand to determine future salability. We base our determinations on the age of the inventory and the experience of our personnel. We reserve inventory that we deem to be not salable in the quarter in which we make the determination. We believe, based on past history and our policies and procedures, that our net inventory is salable. A ten percent increase or decrease in our inventory obsolescence experience would not have a material impact on the results of operations of the Company. Our reserve for inventory obsolescence was $8.5 million and $4.1 million as of December 31, 2005 and January 1, 2005, respectively.

Medical insurance. We offer our employees medical insurance that is primarily self-insured by us. As a result, we accrue a liability for known claims as well as the estimated amount of expected claims incurred but not reported. We evaluate our medical claims liability on a quarterly basis, obtain an independent actuarial analysis on an annual basis and perform payment lag analysis. Based on our analysis, we believe that our recorded medical claims liability should be sufficient. A ten percent increase or decrease in our medical claims experience would not have a material impact on the results of operations of the Company. Our accrued liability for medical claims was $5.1 million and $2.0 million, including reserves for expected medical claims incurred but not reported, as of December 31, 2005 and January 1, 2005, respectively.

Workers’ compensation insurance. Starting in fiscal 2000, we converted the majority of our facilities to a large deductible program for workers’ compensation insurance. On a quarterly basis, we evaluate our liability based on third-party adjusters’ independent analyses by claim. Based on our analysis, we believe that our recorded workers’ compensation liability should be sufficient. A ten percent increase or decrease in our workers’ compensations claims experience would not have a material impact on the results of operations of the Company. Our accrued liability for workers’ compensation claims was $4.7 million and $3.5 million as of December 31, 2005 and January 1, 2005, respectively.

Revenue recognition. Revenue from sales of products is recognized at the time product is shipped to the customer at which time title and risk of ownership transfer to the purchaser.

Impairments of Long-Lived Assets. In accordance with the methodology described in Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we review long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. Impairment losses are recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. No impairments were recorded in the financial statements included in this Form 10-K.

Goodwill and Other Indefinite Lived Intangible Assets. In accordance with the methodology described in SFAS No. 142, Goodwill and Other Intangible Assets, we review our goodwill and other indefinite lived intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. Impairment losses are recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. In addition, we annually review our goodwill and other indefinite lived intangible assets for impairment. No impairments were recorded in the financial statements included in this Form 10-K.

Deferred Taxes and Effective Tax Rates. We estimate the effective tax rates and associated liabilities or assets for each legal entity of ours in accordance with SFAS No. 109. We use tax-planning to minimize or defer tax liabilities to future periods. In recording effective tax rates and related liabilities and assets, we rely upon estimates, which are based upon our interpretation of United States and local tax laws as they apply to our legal entities and our overall tax structure. Audits by local tax jurisdictions, including the United States Government, could yield different interpretations from our own and cause the Company to owe more taxes than originally recorded. For interim periods, we accrue our tax provision at the effective tax rate that we expect for the full year. As the actual results from our various businesses vary from our estimates earlier in the year, we adjust the succeeding interim periods effective tax rates to reflect our best estimate for the year-to-date results and for the full year. As part of the effective tax rate, if we determine that a deferred tax asset arising from temporary differences is not likely to be utilized, we will establish a valuation allowance against that asset to record it at its expected realizable value. Our valuation allowance against deferred tax assets was $6.7 million and $6.2 million as of December 31, 2005 and January 1, 2005, respectively.

Pension. Pension benefit costs include assumptions for the discount rate, retirement age, and expected return on plan assets. Retiree medical plan costs include assumptions for the discount rate, retirement age, and health-care-cost trend rates. These assumptions have a significant effect on the amounts reported. In addition to the analysis below, see the notes to the consolidated financial statements for additional information regarding our retirement benefits. Periodically, we evaluate the discount rate and the expected return on plan assets in our defined benefit pension and retiree health benefit plans. In evaluating these assumptions, we consider many factors, including an evaluation of the discount rates, expected return on plan assets and the health-care-cost trend rates of other companies; our historical assumptions compared with actual results; an analysis of current market conditions and asset allocations; and the views of advisers. In evaluating our expected retirement age assumption, we consider the retirement ages of our past employees eligible for pension and medical benefits together with our expectations of future retirement ages. We believe our pension and retiree medical plan assumptions are appropriate based upon the above factors. A one percent increase or decrease in our health-care-cost trend rates would not have a material impact on the results of operations of the Company. Also, a one quarter percentage point change in our discount rate or expected return on plan assets would not have a material impact on the results of operations of the Company.

Based on a critical assessment of our accounting policies and the underlying judgments and uncertainties affecting the application of those policies, we believe that our consolidated financial statements provide a meaningful and fair perspective of Holding and its consolidated subsidiaries. This is not to suggest that other risk factors such as changes in economic conditions, changes in material costs, our ability to pass through changes in material costs, and others could not materially adversely impact our consolidated financial position, results of operations and cash flows in future periods.

Recently Issued Accounting Standards

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4 (“SFAS 151”). SFAS 151 requires the exclusion of certain costs from inventories and the allocation of fixed production overheads to inventories to be based on normal capacity of the production facilities. The provisions of SFAS 151 are effective for costs incurred during fiscal years beginning after June 15, 2005. Earlier adoption is permitted for inventory costs incurred during fiscal years beginning after the issuance date of SFAS 151. We do not expect the adoption of this new standard to have a material affect on our financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123R (Revised 2004), Share-Based Payment (“SFAS No. 123R”), which requires that the compensation cost relating to share-based payment transactions be recognized in financial statements based on alternative fair value models. The share-based compensation cost will be measured based on the fair value of the equity or liability instruments issued. We currently disclose pro forma compensation expense quarterly and annually by calculating the stock option grants’ fair value using the Black-Scholes model and disclose the impact on net income in a Note to the Consolidated Financial Statements. Upon adoption, pro forma disclosure will no longer be an alternative. For nonpublic companies, as defined, the effective date of SFAS No. 123R is the beginning of the first annual reporting period that begins after December 15, 2005, although early adoption is allowed. We will adopt SFAS No. 123R in the first quarter of 2006. Based upon outstanding options as of December 31, 2005, after-tax expense, as calculated using the Black-Scholes model would be approximately $2.3 million in 2006.

In 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143, Asset Retirement Obligations (“FIN 47”). FIN 47 provides clarification of the term “conditional asset retirement obligation” as used in SFAS 143, defined as a legal obligation to perform an asset retirement activity in which the timing or method of settlement are conditional on a future event that may or may not be within the control of the Company. Under this standard, a company must record a liability for a conditional asset retirement obligation if the fair value of the obligation can be reasonably estimated. FIN 47 became effective for the Company’s year ended December 31, 2005. The adoption of FIN 47 did not have a material effect on our financial position or results of operations.

Acquisitions

We maintain a selective and disciplined acquisition strategy, which is focused on improving our financial performance in the long-term, enhancing our market positions and expanding our product lines or, in some cases, providing us with a new or complementary product line. Most businesses we have acquired had profit margins that are lower than that of our existing business, which results in a temporary decrease in our margins. We have historically achieved significant reductions in manufacturing and overhead costs of acquired companies by introducing advanced manufacturing processes, exiting low-margin businesses or product lines, reducing headcount, rationalizing facilities and machinery, applying best practices and capitalizing on economies of scale. In connection with our acquisitions, we have in the past and may in the future incur charges related to these reductions and rationalizations.

On November 20, 2003, Berry Plastics acquired Landis Plastics, Inc. for aggregate consideration of approximately $229.7 million, pursuant to which Berry’s wholly-owned subsidiary, Berry Plastics Acquisition Corporation IV, merged with and into Landis, and Landis became our wholly-owned subsidiary (the “Landis Acquisition”). The Landis Acquisition was funded through (1) the issuance by Berry Plastics of $85.0 million aggregate principal amount of 10.75% senior subordinated notes due 2012 to various institutional buyers, which resulted in gross proceeds of $95.2 million, (2) aggregate net borrowings of $54.1 million under our amended and restated senior secured credit facility from our new term loans, after giving effect to the refinancing of our prior term loan, (3) an aggregate common equity contribution of $62.0 million, consisting of contributions of $35.4 million by GS Capital Partners 2000, L.P. and its affiliates, $16.1 million by J.P. Morgan Partners Global Investors, L.P. and its affiliates, and an aggregate of $10.5 million from existing Landis shareholders and (4) cash on hand. Berry also agreed to acquire, for $32.0 million, four facilities that Landis leased from certain of its affiliates. Prior to the closing of the Landis Acquisition, we assigned our rights and obligations to purchase the four facilities owned by affiliates of Landis to an affiliate of W.P. Carey & Co., L.L.C. and then leased those four facilities from them.

On April 11, 2005, a subsidiary of Berry, Berry Plastics de México, S. de R.L. de C.V., acquired all of the injection molding aerosol overcap and closure assets from Euromex Plastics, S.A. de C.V. (“Euromex”), an injection molding manufacturer located in Toluca, Mexico (the “Mexico Acquisition”), for aggregate consideration of approximately $8.2 million. The purchase was financed through borrowings under the Company’s revolving line of credit and cash on hand. The operations from the Mexico Acquisition are included in Berry’s operations since the acquisition date.

On June 3, 2005, Berry acquired Kerr Group, Inc. (“Kerr”), a manufacturer and marketer of closures, bottles, vials, and tubes, for aggregate consideration of approximately $455.8 million (the “Kerr Acquisition”), including direct costs associated with the acquisition. The operations from the Kerr Acquisition are included in Berry’s operations since the acquisition date. The purchase price was financed through additional term loan borrowings under an amendment to Berry’s senior secured credit facility and cash on hand.

Year Ended December 31, 2005
Compared to Year Ended January 1, 2005

Net Sales. Net sales increased 44% to $1,169.7 million in 2005 from $814.2 million in 2004. This $355.5 million increase included approximately $89.5 million or 11% due to the pass through of higher resin costs to our customers, increased base business volume of approximately $32.7 million or 4%, and acquisition volume of $233.3 million or 29%. In 2005, we reorganized our operations into two reportable segments: rigid open top and rigid closed top. The realignment occurred in an effort to integrate the operations of acquired businesses, better service the Company’s customers, and provide a more efficient organization. Prior periods have been restated to be aligned with the new reporting structure in order to provide comparable results. Rigid open top net sales increased $116.4 million in 2005 primarily due to the higher selling prices noted above and strong base business volume growth. The rigid open top division recorded base business volume growth in several product categories with the thermoformed drink cup product line volume increasing over 40% in 2005. Rigid closed top net sales increased $239.0 million with the Kerr Acquisition and Euromex Acquisition providing rigid closed top net sales of approximately $229.1 million and $4.2 million, respectively in 2005. The increase in rigid closed top net sales was primarily a result of the Kerr Acquisition and Euromex Acquisition and increased selling prices on base business.

Gross Profit. Gross profit increased $51.4 million from $174.9 million (21% of net sales) in 2004 to $226.3 million (19% of net sales) in 2005. This increase of 29% includes the combined impact of the additional sales volume, productivity improvement initiatives, our financial and mechanical resin hedging programs, and the timing effect of the 11% increase in net selling prices due to higher resin costs passed through to our customers. This was partially offset by increased raw material costs and increased manufacturing costs primarily due to cost inflation. The decline in gross profit percentage from 21% in 2004 to 19% in 2005 can be attributed in part to the mathematical effect of the 11% increase in net selling prices due to higher resin costs passed through to our customers. Also, the historical margin percentage of the business acquired in the Kerr Acquisition was significantly less than the Company’s historical gross margin percentage, which reduced our consolidated margin percentage. In addition, an expense of $0.7 million was charged to cost of goods sold in 2005 related to the write-up and subsequent sale of Kerr’s finished good inventory to fair market value in accordance with purchase accounting. We have continued to consolidate products and business of recent acquisitions to the most efficient tooling and plant location, providing customers with improved products and customer service.

Operating Expenses. Selling expenses increased by $7.7 million to $34.1 million for 2005 from $26.4 million principally as a result of increased selling expenses associated with higher sales partially offset by cost reduction efforts. General and administrative expenses increased from $38.5 million to $49.5 million in 2005. This increase of $11.0 million can be primarily attributed to general and administrative expenses from the Kerr Acquisition and increased accrued bonus expenses. Research and development costs increased $2.3 million to $6.1 million in 2005 primarily as a result of the Kerr Acquisition and increased development efforts. Intangible asset amortization increased from $6.5 million in 2004 to $15.6 million for 2005, primarily as a result of additional intangible assets resulting from the Kerr Acquisition. Other expenses were $5.2 million for 2005 compared to $5.8 million for 2004. Other expenses in 2005 primarily relate to transition expenses as a result of the Kerr Acquisition and Euromex Acquisition. Other expenses in 2004 include transition expenses of $4.0 million related to the Landis Acquisition and $1.8 million related to the shutdown and reorganization of facilities.

Interest Expense, Net. Net interest expense, including amortization of deferred financing costs and debt premium, for 2005 was $80.3 million (7% of net sales) compared to $53.2 million (7% of net sales) in 2004, an increase of $27.1 million. This increase is primarily attributed to a write off of unamortized deferred financing fees of $7.0 million as a result of an amendment to our senior credit facility, additional indebtedness utilized to finance the Kerr Acquisition, and increased rates of interest on borrowings.

Income Taxes. In 2005, we recorded income tax expense of $14.3 million, or an effective tax rate of 42%, compared to $17.7 million, or an effective tax rate of 44%, in 2004. The decrease of $3.4 million can be attributed to a decrease in net income before income taxes for the reasons stated above. The effective tax rate is greater than the statutory rate due to the impact of state taxes and foreign location losses.

Net Income. We recorded net income of $19.8 million in 2005 compared to $23.0 million in 2004 for the reasons stated above.

Year Ended January 1, 2005
Compared to Year Ended December 27, 2003

Net Sales. Net sales increased 48% to $814.2 million in 2004 from $551.9 million in 2003. This $262.3 million increase included approximately $23.5 million or 4% due to the pass through of higher resin costs to our customers, increased base business volume of approximately $29.5 million or 6%, and acquisition volume of $209.3 million or 38%. In 2005, we reorganized our operations into two reportable segments: rigid open top and rigid closed top. The realignment occurred in an effort to integrate the operations of acquired businesses, better service the Company’s customers, and provide a more efficient organization. Prior periods have been restated to be aligned with the new reporting structure in order to provide comparable results. Rigid open top net sales increased $254.6 million in 2004 primarily due to the higher selling prices noted above, acquisition volume, and strong base business volume growth. The Landis Acquisition provided rigid open top net sales of approximately $227.9 million in 2004 versus $20.1 million in 2003. Due to the movement of business between the acquired Landis facilities and our pre-existing facilities, the amount of sales related to the Landis Acquisition is estimated. The rigid open top division recorded base business volume growth in several product categories with the thermoformed drink cup product line volume increasing over 93% in 2004. Rigid closed top net sales increased $7.7 million primarily due to the higher selling prices noted above and increased volume in the United States closure product line.

Gross Profit. Gross profit increased $43.8 million from $131.1 million (24% of net sales) in 2003 to $174.9 million (21% of net sales) in 2004. This increase of 33% includes the combined impact of the additional sales volume, productivity improvement initiatives, and the timing effect of the 4% increase in net selling prices due to higher resin costs passed through to our customers partially offset by increased raw material costs. The historical margin percentage of the business acquired in the Landis Acquisition was significantly less than the Company’s historical gross margin percentage, which reduced our consolidated margin percentage. We have continued to consolidate products and business of recent acquisitions to the most efficient tooling, providing customers with improved products and customer service. As part of the Landis integration, in the fourth quarter of 2003, we closed our Monticello, Indiana facility, which was acquired in the Landis Acquisition. The business from this location was distributed throughout our facilities. In addition, we completed the integration of the Landis facilities in 2004 to our integrated computer software system. Also, significant productivity improvements were made on the base business in 2004, including the addition of state-of-the-art injection molding, thermoforming and post molding equipment at several of our facilities.

Operating Expenses. Selling expenses increased by $2.5 million to $26.4 million for 2004 from $23.9 million principally as a result of increased selling expenses associated with higher sales partially offset by cost reduction efforts. General and administrative expenses increased from $25.7 million to $38.5 million in 2004. This increase of $12.8 million can be primarily attributed to the Landis Acquisition and increased accrued bonus expenses. Research and development costs increased $0.3 million to $3.8 million in 2004 primarily as a result of the Landis Acquisition. Intangible asset amortization increased from $3.3 million in 2003 to $6.5 million for 2004, primarily as a result of additional intangible assets resulting from the Landis Acquisition. Other expenses were $5.8 million for 2004 compared to $3.6 million for 2003. Other expenses in 2004 include transition expenses of $4.0 million related to the Landis Acquisition and $1.8 million related to the shutdown and reorganization of facilities. Other expenses in 2003 include transition expenses of $1.5 million related to recently acquired businesses, $1.1 million related to the shutdown and reorganization of facilities, and $1.0 million related to an acquisition that was not completed.

Interest Expense, Net. Net interest expense, including amortization of deferred financing costs and debt premium, for 2004 was $53.2 million (7% of net sales) compared to $45.7 million (8% of net sales) in 2003, an increase of $7.5 million. This increase is primarily attributed to additional indebtedness utilized to finance the Landis Acquisition partially offset by decreased rates of interest on borrowings and debt principal reductions.

Income Taxes. In 2004, we recorded income tax expense of $17.7 million for income taxes, or an effective tax rate of 44%, compared to $12.5 million, or an effective tax rate of 49%, for fiscal 2003. The effective tax rate is greater than the statutory rate due to the impact of state taxes and foreign location losses for which no benefit was currently provided. The increase of $5.2 million over 2003 can be primarily attributed to improved operating performance.

Net Income. We recorded net income of $23.0 million in 2004 compared to $13.0 million in 2003 for the reasons stated above.

Income Tax Matters

As of December 31, 2005, Holding has unused operating loss carryforwards of $65.9 million for federal income tax purposes which begin to expire in 2012. Alternative minimum tax credit carryforwards of approximately $6.4 million are available to Holding indefinitely to reduce future years’ federal income taxes. As a result of the Merger and Kerr Acquisition, the unused operating loss carryforward is subject to an annual limitation. We are in the process of finalizing the computation to determine the limitation due to the Kerr Acquisition and have preliminarily estimated the aggregate limit as a result of the Merger and Kerr Acquisition to be approximately $29.6 million per year. As part of the effective tax rate calculation, if we determine that a deferred tax asset arising from temporary differences is not likely to be utilized, we will establish a valuation allowance against that asset to record it at its expected realizable value. Our valuation allowance against deferred tax assets was $6.7 million and $6.2 million as of December 31, 2005 and January 1, 2005, respectively.

Liquidity and Capital Resources

Capital Structure

On July 22, 2002, we entered into a credit and guaranty agreement and a related pledge security agreement with a syndicate of lenders led by Goldman Sachs Credit Partners L.P., as administrative agent (the “Credit Facility”). On November 10, 2003, in connection with the Landis Acquisition, the Credit Facility was amended and restated (the “Amended and Restated Credit Facility”). On August 9, 2004, the Amended and Restated Credit Facility was amended and restated (the “Second Amended and Restated Credit Facility”). On January 1, 2005, a First Amendment to the Second Amended and Restated Credit Facility was entered into to permit Fifth Third Bank to assume the role of Administrative Agent and for Goldman Sachs Credit Partners, L.P. to resign as Administrative Agent. On June 3, 2005, we entered into a Second Amendment to the Second Amended and Restated Credit Agreement with Deutsche Bank Trust Company Americas assuming the role of Administrative Agent. As a result of the second amendment to the Second Amended and Restated Credit Agreement, we expensed $7.0 million of unamortized deferred financing costs and increased our term loan borrowings by $465.1 million in connection with the financing of the Kerr Acquisition. On October 26, 2005, the Company entered into a Third Amendment to the Second Amended and Restated Credit Agreement (the “New Credit Facility”) that reduced the applicable margin on the term loan.

The New Credit Facility provides (1) a $795.0 million term loan and (2) a $150.0 million revolving credit facility. The New Credit Facility permits the Company to borrow up to an additional $150.0 million of incremental senior term indebtedness from lenders willing to provide such loans subject to certain restrictions. The terms of the additional indebtedness will be determined by the market conditions at the time of borrowing. The maturity date of the term loan is December 2, 2011, and the maturity date of the revolving credit facility is March 31, 2010. The indebtedness under the New Credit Facility is guaranteed by Holding and all of its domestic subsidiaries. The obligations of Berry Plastics under the New Credit Facility and the guarantees thereof are secured by substantially all of the assets of such entities. At December 31, 2005 and January 1, 2005, there were no borrowings outstanding on this revolving credit facility. The revolving credit facility allows up to $35.0 million of letters of credit to be issued instead of borrowings under the revolving credit facility. At December 31, 2005 and January 1, 2005, the Company had $14.7 million and $8.5 million, respectively, in letters of credit outstanding under the revolving credit facility. The term loan amortizes quarterly as follows: $1,987,500 each quarter which began September 30, 2005 and ends September 30, 2010 and $188,315,625 each quarter beginning December 31, 2010 and ending September 30, 2011.

The New Credit Facility contains significant financial and operating covenants, including prohibitions on the ability to incur certain additional indebtedness or to pay dividends, and restrictions on the ability to make capital expenditures. The New Credit Facility also contains borrowing conditions and customary events of default, including nonpayment of principal or interest, violation of covenants, inaccuracy of representations and warranties, cross-defaults to other indebtedness, bankruptcy and other insolvency events (other than in the case of certain foreign subsidiaries). The New Credit Facility contains (1) a minimum interest coverage ratio as of the last day of any quarter of 2.10:1.00 per quarter for the quarters ending December 2005 through March 2006, 2.15:1.00 per quarter for the quarters ending June 2006 through September 2006, 2.20:1.00 per quarter for the quarters ending December 2006 through September 2007, 2.35:1.00 per quarter for the quarters ending December 2007 through September 2008, 2.45:1.00 per quarter for the quarters ending December 2008 through September 2009, and 2.50:1.00 per quarter thereafter, (2) a maximum amount of capital expenditures (subject to the rollover of certain unexpended amounts from the prior year and increases due to acquisitions) of $85.0 million for the year ending 2005, $110.0 million for the year ending 2006, $115.0 million for the year ending 2007, and $120.0 million for each year thereafter, and (3) a maximum total leverage ratio as of the last day of any quarter of 6.40:1.00 per quarter for the quarters ending December 2005 through June 2006, 6.00:1.00 for the quarter ending September 2006, 5.90:1.00 per quarter for the quarters ending December 2006 through September 2007, 5.50:1.00 per quarter for the quarters ending December 2007 through September 2008, 5.10:1.00 per quarter for the quarters ending December 2008 through September 2009, and 4.80:1.00 per quarter thereafter. The occurrence of a default, an event of default or a material adverse effect on Berry Plastics would result in our inability to obtain further borrowings under our revolving credit facility and could also result in the acceleration of our obligations under any or all of our debt agreements, each of which could materially and adversely affect our business. The Company was in compliance with all the financial and operating covenants at December 31, 2005. A key financial metric utilized in the calculation in certain of the financial covenants noted above is bank compliance EBITDA. The following table reconciles our bank compliance EBITDA of $238.7 million for fiscal 2005 to net income.

Year Ended December 31, 2005

Bank Compliance EBITDA	238,672
Net interest expense	(73,274)
Depreciation	(73,146)
Amortization	(15,574)
Income taxes	(14,325)
Loss on investment in Southern Packaging	(1,354)
Loss on extinguished debt	(7,045)
Acquisition integration expense	(5,925)
Non-cash compensation	(2,152)
Kerr pro forma for January 1, 2005 to June 3, 2005	(26,086)
Net income	$19,791

Borrowings under the New Credit Facility bear interest, at the Company’s option, at either (i) a base rate (equal to the greater of the prime rate and the federal funds rate plus 0.5%) plus the applicable margin (the ‘‘Base Rate Loans’’) or (ii)

an adjusted eurodollar LIBOR (adjusted for reserves) plus the applicable margin (the ‘‘Eurodollar Rate Loans’’). With respect to the term loan, the ‘‘applicable margin’’ is (i) with respect to Base Rate Loans, 1.00% per annum and (ii) with respect to Eurodollar Rate Loans, 2.00% per annum (6.45% at December 31, 2005). In addition, the applicable margins with respect to the term loan can be further reduced by an additional .25% per annum subject to the Company meeting a leverage ratio target, which was not met based on the results through December 31, 2005. With respect to the revolving credit facility, the ‘‘applicable margin’’ is subject to a pricing grid which ranges from 2.75% per annum to 2.00% per annum, depending on the leverage ratio (2.75% based on our leverage ratio of 4.76:1.00 based on our results through December 31, 2005). The ‘‘applicable margin’’ with respect to Base Rate Loans will always be 1.00% per annum less than the ‘‘applicable margin’’ for Eurodollar Rate Loans. The interest rate applicable to overdue payments and to outstanding amounts following an event of default under the New Credit Facility is equal to the interest rate at the time of an event of default plus 2.00%. We also must pay commitment fees ranging from 0.375% per annum to 0.50% per annum on the average daily unused portion of the revolving credit facility. Pursuant to a requirement in the Credit Facility, we entered into an interest rate collar arrangement in October 2002 to protect $50.0 million of the outstanding variable rate term loan debt from future interest rate volatility. Under the interest rate collar agreement, the Eurodollar rate with respect to the $50.0 million of outstanding variable rate term loan debt will not exceed 6.75% or drop below 1.97%. The agreement was effective January 15, 2003 and terminates on July 15, 2006. In June 2005, Berry entered into three separate interest rate swap transactions to protect in total, $300.0 million of the outstanding variable rate term loan debt from future interest rate volatility. The agreements were effective June 3, 2005 and expire on June 3, 2008. The agreements swap three month variable LIBOR contracts for a fixed rate three year rate of 3.897%. At December 31, 2005, the Company had unused borrowing capacity under the New Credit Facility’s revolving line of credit of $135.3 million.

On July 22, 2002, we completed an offering of $250.0 million aggregate principal amount of 10 ¾% Senior Subordinated Notes due 2012 (the "2002 Notes"). The net proceeds to us from the sale of the 2002 Notes, after expenses, were $239.4 million. The proceeds from the 2002 Notes were used in the financing of the Merger. The 2002 Notes mature on July 15, 2012, and interest is payable semi-annually on January 15 and July 15 of each year beginning January 15, 2003. Holding and all of our domestic subsidiaries fully, jointly, severally, and unconditionally guarantee the 2002 Notes.

On November 20, 2003, we completed an offering of $85.0 million aggregate principal amount of additional 2002 Notes (the “Add-on Notes” and together with the 2002 Notes, the “Notes”). The net proceeds to us from the sale of the Add-on Notes, after expenses, were $91.8 million as the Add-on Notes were sold at a premium of 12% over the face amount. The proceeds from the Add-on Notes were used in the financing of the Landis Acquisition. The Add-on Notes constitute a single class with the 2002 Notes. Holding and all of our domestic subsidiaries fully, jointly, severally, and unconditionally guarantee the Add-on Notes.

We are not required to make mandatory redemption or sinking fund payments with respect to the Notes. On or subsequent to July 15, 2007, the Notes may be redeemed at our option, in whole or in part, at redemption prices ranging from 105.375% in 2007 to 100% in 2010 and thereafter. Upon a change in control, as defined in the indenture under which the Notes were issued (the “Indenture”), each holder of Notes will have the right to require us to repurchase all or any part of such holder's Notes at a repurchase price in cash equal to 101% of the aggregate principal amount thereof plus accrued interest. The Indenture restricts our ability to incur additional debt and contains other provisions which could limit our liquidity.

Contractual Obligations and Off Balance Sheet Transactions

Our contractual cash obligations as of December 31, 2005 are summarized in the following table.

	Payments Due by Period at December 31, 2005
	Total	< 1 year	1-3 years	4-5 years	> 5 years
Long-term debt, excluding capital leases	$1,126,025	$7,950	$15,900	$202,228	$899,947
Capital leases	31,048	6,925	9,743	6,351	8,029
Fixed interest rate payments	263,889	47,704	88,809	72,025	55,351
Operating leases	187,804	25,015	40,797	33,157	88,835
Purchase obligations (1)	61,504	61,504	—	—	—
Total contractual cash obligations	$1,670,117	$149,098	$155,249	$313,612	$1,052,158

 (1) Represents open purchase commitments for purchases of resin and capital expenditures in the normal course of operations.

As of December 31, 2005, we have operating leases with future minimum lease payments of $187.8 million, as disclosed in the preceding table. This represents an increase of $78.8 million over the prior year primarily due to leases acquired in the connection with the Kerr Acquisition of $70.1 million and operating leases entered into in 2005 totaling $23.9 million partially offset by terminated operating leases.

Cash Flow

Net cash provided by operating activities was $101.5 million in 2005 as compared to $75.2 million in 2004. This increase of $26.3 million can be primarily attributed to improved operating performance partially offset by increased working capital needs due to revenue growth and increased resin costs. Net cash provided by operating activities was $75.2 million in 2004 as compared to $79.8 million in 2003. This decrease of $4.6 million can be primarily attributed to increased working capital needs due to revenue growth, increased resin costs, and increased quantities of resin as a result of mechanical hedging partially offset by improved operating performance.

Net cash used for investing activities increased from $45.5 million in 2004 to $520.0 million in 2005 primarily as a result of the Kerr Acquisition and Euromex Acquisition in 2005. Our capital expenditure budget for 2006 is expected to be approximately $90.0 million. Net cash used for investing activities decreased from $265.7 million in 2003 to $45.5 million in 2004 primarily as a result of the Landis Acquisition in 2003 and the receipt of $7.4 million in 2004 related to the working capital adjustment from the Landis Acquisition. In addition, Berry Plastics U.K. Limited, a foreign subsidiary of Berry, sold the manufacturing equipment, inventory, and accounts receivable of its U.K. milk cap business to Portola Packaging U.K. Limited. The transaction valued at approximately $4.0 million closed in April 2004. The U.K. milk cap business represented less than $3.0 million of our annual consolidated net sales. Capital expenditures in 2005 were $57.8 million, an increase of $5.2 million from $52.6 million in 2004. Capital expenditures in 2005 included investments of $9.0 million for facility additions and renovations, production systems and offices necessary to support production operating levels throughout the company, $19.7 million for molds, $10.4 million for molding and decorating equipment, and $18.7 million for accessory equipment and systems.

Net cash provided by financing activities was $443.2 million in 2005 as compared to cash used for financing activities of $55.7 million in 2004. The change can be primarily attributed to the financing of the Kerr Acquisition and Euromex Acquisition in 2005. Net cash used for financing activities was $55.7 million in 2004 as compared to cash provided by financing activities of $196.8 million in 2003. The change can be primarily attributed to the Landis Acquisition financing in 2003 and the voluntary prepayment of $45.0 million of the senior term loans in 2004.

Increased working capital needs occur whenever we experience strong incremental demand or a significant rise in the cost of raw material, particularly plastic resin. However, we anticipate that our cash interest, working capital and capital expenditure requirements for 2006 will be satisfied through a combination of funds generated from operating activities and cash on hand, together with funds available under the New Credit Facility. We base such belief on historical experience and the substantial funds available under the New Credit Facility. However, we cannot predict our future results of operations and our ability to meet our obligations involves numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” section. In particular, increases in the cost of resin which we are unable to pass through to our customers or significant acquisitions could severely impact our liquidity. At December 31, 2005, our cash balance was $24.8 million, and we had unused borrowing capacity under the New Credit Facility’s borrowing base of $135.3 million. Although the $135.3 million was available at December 31, 2005, the covenants under our New Credit Facility may limit our ability to make such borrowings in the future.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to market risk from changes in interest rates primarily through our New Credit Facility. The New Credit Facility is comprised of (1) a $795.0 million term loan and (2) a $150.0 million revolving credit facility. At December 31, 2005, there were no borrowings outstanding on the revolving credit facility. The net outstanding balance of the term loan at December 31, 2005 was $791.0 million. The term loan bears interest at the Eurodollar rate plus the applicable margin. Future borrowings under the New Credit Facility bear interest, at our option, at either (1) the base rate, which is a rate per annum equal to the greater of the prime rate and the federal funds effective rate in effect on the date of determination plus 0.5% plus the applicable margin or (2) an adjusted Eurodollar Rate which is equal to the rate for Eurodollar deposits plus the applicable margin. We utilize interest rate instruments to reduce the impact of either increases or decreases in interest rates on its floating rate debt. Pursuant to a requirement in the Credit Facility, we entered into an interest rate collar arrangement in October 2002 to protect $50.0 million of the outstanding variable rate term loan debt from future interest rate volatility. Under the interest rate collar agreement, the Eurodollar rate with respect to the $50.0 million of outstanding variable rate term loan debt will not exceed 6.75% or drop below 1.97%. The agreement was effective January 15, 2003 and terminates on July 15, 2006. In June 2005, Berry entered into three separate interest rate swap transactions to protect $300.0 million of the outstanding variable rate term loan debt from future interest rate volatility. The agreements were effective June 3, 2005 and expire on June 3, 2008. The agreements swap three month variable LIBOR contracts for a fixed rate three year rate of 3.897%. At December 31, 2005, the Eurodollar rate applicable to the term loan was 4.45%. If the Eurodollar rate increases 0.25% and 0.5%, we estimate an annual increase in our interest expense of approximately $1.2 million and $2.5 million, respectively.

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

The contracts qualify as cash flow hedges under SFAS No. 133 and accordingly are marked to market with unrealized gains and losses deferred through other comprehensive income and recognized in earnings when realized as an adjustment to cost of goods sold. The fair value of these contracts at December 31, 2005 and January 1, 2005 was an unrealized gain, after income taxes, of $3.7 million and $5.2 million, respectively.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements

Report of Independent Registered Public Accounting Firm	F- 1
Consolidated Balance Sheets at December 31, 2005 and January 1, 2005	F- 2
Consolidated Statements of Income for the periods ended December 31, 2005, January 1, 2005, and December 27, 2003	F- 4
Consolidated Statements of Changes in Stockholders' Equity for the periods ended December 31, 2005, January 1, 2005, and December 27, 2003	F- 5
Consolidated Statements of Cash Flows for the periods ended December 31, 2005, January 1, 2005, and December 27, 2003	F- 6
Notes to Consolidated Financial Statements	F- 7

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

Our management team is responsible for the preparation and integrity of the consolidated financial statements appearing in this Form 10-K. We have established disclosure controls and procedures to ensure that material information relating to Holding and the Company, including consolidated subsidiaries, is made known to members of senior management and the Board of Directors.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, within the 90 days prior to the date of this report, we carried out an evaluation under the supervision and with the participation of our management team, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. In connection with the new rules, we currently are in the process of further reviewing and documenting our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

(b) Changes in internal controls.

      None

Item 9B. OTHER INFORMATION

None

PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information with respect to the executive officers, directors and certain key personnel of Holding:

Name	Age	Title
Joseph H. Gleberman(1)................................................	48	Chairman and Director
Ira G. Boots(1)................................................................	52	President, Chief Executive Officer and Director
R. Brent Beeler................................................................	53	Executive Vice President and Chief Operating Officer
James M. Kratochvil......................................................	49	Executive Vice President, Chief Financial Officer, Treasurer and Secretary
Randall J. Hobson..........................................................	40	Vice President
G. Adam Unfried............................................................	35	Vice President
Gregory J. Landis...........................................................	55	Director
Christopher C. Behrens(1)............................................	45	Director
Terry R. Peets(2)............................................................	61	Director
Stephen S. Trevor(1)(2).................................................	42	Director
Mathew J. Lori(2)...........................................................	42	Director

(1)	Member of the Equity Compensation Committee.
(2)	Member of the Audit Committee.

The following table sets forth certain information with respect to the executive officers, directors and certain key personnel of Berry Plastics:

Name	Age	Title
Joseph H. Gleberman(1)(3)(4).......................................	48	Chairman and Director
Ira G. Boots(1)(4)............................................................	52	President, Chief Executive Officer and Director
R. Brent Beeler................................................................	53	Executive Vice President and Chief Operating Officer
James M. Kratochvil......................................................	49	Executive Vice President, Chief Financial Officer, Treasurer and Secretary
Randall J. Hobson..........................................................	40	President - Rigid Closed Top Division
G. Adam Unfried............................................................	35	President - Rigid Open Top Division
Gregory J. Landis...........................................................	55	Director
Christopher C. Behrens(1)(3).......................................	45	Director
Terry R. Peets(2)............................................................	61	Director
Stephen S. Trevor(1)(2)(4)............................................	42	Director
Mathew J. Lori(2)(4)......................................................	42	Director

(1)	Member of the Compensation Committee.
(2)	Member of the Audit Committee.
(3)	Member of the Finance Committee.
(4)	Member of the Corporate Development Committee.

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

R. Brent Beeler was named Executive Vice President and Chief Operating Officer of Holding and Berry Plastics in May 2005. He formerly served as President - Containers and Consumer Products of Berry Plastics since October 2003 and has been an Executive Vice President of Holding since July 2002. He had been Executive Vice President and General Manager - Containers and Consumer Products of the Company since October 2002 and was Executive Vice President and General Manager - Containers since August 2000. Prior to that, Mr. Beeler was Executive Vice President, Sales and Marketing of the Company since February 1996 and Vice President, Sales and Marketing of the Company since December 1990. Mr. Beeler was employed by Old Berry from October 1988 to December 1990 as Vice President, Sales and Marketing.

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

Randall J. Hobson has been President - Rigid Closed Top Division since June 2005. He formerly served as Vice President Sales - Closures since 1999. Prior to that, Mr. Hobson was Container Market Manager from 1997 to 1998, Region Sales Manager from 1991 to 1997, and Sales Representative from 1988 to 1991.

G. Adam Unfried has been President - Rigid Open Top Division since June 2005. He formerly served as Vice President Sales & Marketing - Containers since April 2001. Mr. Unfried was Midwest Regional Sales Manager since August 1998 and, prior to that, was a Sales Representative since July 1993.

Gregory J. Landis has been a Director of Holding and Berry Plastics since the Landis Acquisition. Effective May 31, 2005, Mr. Landis retired from his position as President - Container Division of Berry Plastics, which he assumed upon the closing of the Landis Acquisition. Mr. Landis had been President of Landis Plastics, Inc. since 1991.

Christopher C. Behrens has been a Director of Holding and Berry Plastics since the closing of the Merger and has been a Partner of J.P. Morgan Partners, LLC and its predecessor, Chase Capital Partners, since 1999. Prior to joining Chase Capital Partners, Mr. Behrens served as Vice President in Chase’s Merchant Banking Group. Mr. Behrens serves on the Board of Directors of Brand Services Inc., Chromalox, Noble Environmental Power and Madisonville Gas Processing. Mr. Behrens received a B.A. from the University of California at Berkeley and an M.A. from Columbia University.

Terry R. Peets has been a Director of Holding and Berry Plastics since July 2004. Mr. Peets is an independent board member. Over the past 30 years, Mr. Peets has served as Chairman of Bruno's Supermarkets, Inc., Executive Vice President of Vons Grocery Company, Executive Vice President of Ralphs Grocery Company, and President and CEO of PIA Merchandising, Inc. Mr. Peets is the Chairman of the Board and Director of World Kitchens, Inc., Vice Chairman and Director of City of Hope National Cancer Center and the Beckman Research Institute, and a Director of Doane Pet Care Inc., Pinnacle Foods Corp., and Ruiz Foods Inc. Mr. Peets holds an M.B.A. with distinction from Pepperdine University.

Stephen S. Trevor has been a Director of Holding and Berry Plastics since August 2004 and has been a Managing Director at Goldman, Sachs & Co. since 1999. Mr. Trevor also serves on the Board of Directors of Cobalt International Energy.

Mathew J. Lori has been a Director of Holding since the closing of the Merger. Mr. Lori has been a Partner with J.P. Morgan Partners, LLC since January 2005. Mr. Lori was previously a Principal with J.P. Morgan Partners, LLC and its predecessor, Chase Capital Partners, since January 1998, and prior to that, Mr. Lori had been an Associate. Mr. Lori has been on the board of Berry Plastics since 1996, and is also a director of Ascend Media and Hanley Wood, and a number of private companies. Mr. Lori received an M.B.A. from Kellogg Graduate School of Management at Northwestern University in 1993.

In connection with the Merger, Holding entered into a stockholders agreement with GSCP 2000 and other private equity funds affiliated with Goldman, Sachs & Co. that, in the aggregate, own a majority of our common stock and J.P. Morgan Partners Global Investors, L.P. and other private equity funds affiliated with J.P. Morgan Chase & Co. that, in the aggregate, own approximately 28% of our common stock. In connection with the Landis Acquisition, the agreement was amended such that under the current terms of this agreement, the parties have agreed to elect up to seven individuals designated by the Goldman Sachs funds, one of which must be a member of our management, and two individuals designated by the J.P. Morgan funds to Holding’s and Berry Plastics’ boards of directors. This agreement regarding the election of directors will continue in force until the occurrence of a qualified initial public offering of Holding’s common stock. Of the current members of the boards of directors of Holding and Berry Plastics, Messrs. Gleberman, Boots, Trevor, Landis and Peets have been designated by the Goldman Sachs funds and Messrs. Behrens and Lori have been designated by the J.P. Morgan funds. The Goldman Sachs funds have the right to designate two additional individuals to be elected to Holding’s and Berry’s board of directors.

Board Committees

The Board of Directors of Holding has an Audit Committee and an Equity Compensation Committee. The Audit Committee consists of Messrs. Peets, Trevor, and Lori. The Audit Committee recommends the annual appointment of auditors with whom the audit committee reviews the scope of audit and non-audit assignments and related fees, accounting principles we use in financial reporting, internal auditing procedures and the adequacy of our internal control procedures. The Equity Compensation Committee, consisting of Messrs. Gleberman, Boots, Behrens and Trevor, establishes and approves equity compensation grants for our employees and consultants and administers the 2002 Stock Option Plan and the Key Employee Equity Investment Plan.

The Board of Directors of the Company has a Compensation Committee, an Audit Committee, a Finance Committee and a Corporate Development Committee. The Compensation Committee, consisting of Messrs. Gleberman, Boots, Behrens and Trevor makes recommendations concerning salaries and incentive compensation for our employees and consultants. The Audit Committee recommends the annual appointment of auditors with whom the audit committee reviews the scope of audit and non-audit assignments and related fees, accounting principles we use in financial reporting, internal auditing procedures and the adequacy of our internal control procedures. The Finance Committee, consisting of Messrs. Gleberman and Behrens oversees our capital structure and reviews and approves significant financing decisions. The Corporate Development Committee, consisting of Messrs. Gleberman, Boots, Trevor and Lori, oversees our business strategy and, in particular, reviews and recommends potential acquisition candidates.

Item 11. EXECUTIVE COMPENSATION

The following table sets forth a summary of the compensation paid by us to our Chief Executive Officer and our four other most highly compensated executive officers (collectively, the “Named Executive Officers”) for services rendered in all capacities to us during fiscal 2005, 2004 and 2003.

Summary Compensation Table

		Annual Compensation		Long Term Compensation
Name and Principal Position	Fiscal Year	Salary	Bonus	Securities Underlying Options (#)	Other Compensation (1)
Ira G. Boots President and Chief Executive Officer	2005 2004 2003	$ 455,749 442,226 432,836	$ 299,323 214,200 150,231	— — 2,383	$ 15,494 14,476 12,343
James M. Kratochvil Executive Vice President, Chief Financial Officer, Treasurer and Secretary	2005 2004 2003	$ 293,373 284,909 278,867	$ 192,422 137,700 96,577	— — 1,356	$ 11,685 11,576 10,151
R. Brent Beeler Executive Vice President and Chief Operating Officer	2005 2004 2003	$ 382,828 345,995 313,761	$ 236,325 156,503 111,476	3,000 — 1,356	$ 5,034 4,028 3,105
Randall J. Hobson President - Rigid Closed Top Division	2005 2004 2003	$ 177,805 140,374 133,662	$ 95,900 66,634 46,734	1,256 — 432	$ 3,021 2,774 2,733
G. Adam Unfried President - Rigid Open Top Division	2005 2004 2003	$ 183,447 132,556 107,436	$ 90,420 53,550 35,471	1,256 — 432	$ 3,262 3,244 2,660
Gregory J. Landis (2) Resigned effective May 31, 2005	2005 2004 2003	$ 148,063 349,866 49,500	$ 236,325 — —	— 11,410 —	$ 1,347 3,494 2,688
William J. Herdrich Resigned effective July 22, 2005	2005 2004 2003	$ 177,435 280,093 274,180	$ 190,818 136,553 117,772	— — 1,356	$ 4,591 5,521 5,109

(1) Amounts shown reflect contributions by the Company under the Company’s 401(k) plan and the personal use of a company vehicle.
(2) Amounts shown reflect only the activity since the closing of the Landis Acquisition.

Option Grants in Last Fiscal Year

	Individual Grants				Potential Realizable Value At Assumed Rates Of Stock
Name	Number Of Securities Underlying Options Granted (#)	% Of Total Options Granted To Employees In Fiscal Year	Exercise Price ($)	Expiration Date	Price Appreciation For Option Term
					5% ($)	10% ($)
R. Brent Beeler	2,000 (1)	2.1	145	7/1/15	182,379	462,185
R. Brent Beeler	1,000 (2)	1.0	145	7/1/15	91,190	231,093
Randall J. Hobson	288 (1)	0.3	145	7/1/15	26,263	66,555
Randall J. Hobson	144 (2)	0.1	145	7/1/15	13,131	33,277
G. Adam Unfried	288 (1)	0.3	145	7/1/15	26,263	66,555
G. Adam Unfried	144 (2)	0.1	145	7/1/15	13,131	33,277

(1)
Represents options granted on July 1, 2005, which (i) have an exercise price fixed at $145 per share, which was the fair market value of a share of Holding Common Stock on the date of grant, and (ii) vest and become exercisable over a five year period, beginning the last day of 2005 based on continued service with the Company.

(2)
Represents options granted on July 1, 2005, which (i) have an exercise price fixed at $145 per share, which was the fair market value of a share of Holding Common Stock on the date of grant, and (ii) vest and become exercisable based on the achievement by Holding of certain financial targets.

Fiscal Year-End Option Holdings

The following table provides information on the number of exercisable and unexercisable management stock options held by the Named Executive Officers at December 31, 2005.

Name	Shares Acquired on Exercise	Value Realized	Number of Unexercised Options at Fiscal Year-End Exercisable/Unexercisable (#)(2)	Value of Unexercised In-the-Money Options at Fiscal Year-End Exercisable/Unexercisable (1)(2)
Ira G. Boots	—	—	57,722/22,753	$3,574,201/$914,747
James M. Kratochvil	—	—	33,663/12,907	2,160,373/519,984
R. Brent Beeler	—	—	34,096/15,663	2,184,105/578,861
Randall J. Hobson	—	—	8,610/4,585	575,727/237,423
G. Adam Unfried	—	—	5,569/3,862	372,271/178,083
Gregory J. Landis	2,282	$57,050	—/—	—/—
William J. Herdrich	25,308	905,497	—/—	—/—

(1)	None of Holding's capital stock is currently publicly traded. The values reflect management’s estimate of the fair market value of the Common Stock at December 31, 2005.
(2)	All options granted to management are exercisable for shares of Common Stock, par value $.01 per share, of Holding.

Director Compensation

The Company has agreed to compensate Mr. Peets annual compensation of $30,000, paid quarterly, for his services plus reimbursement of out-of-pocket expenses. In addition, Holding issued stock appreciation rights in 2004 to Mr. Peets for 834 shares at the then fair market value that vest over four years as long as Mr. Peets continues to serve as a board member. The Company entered into a consulting agreement with Mr. Landis for the period of June 1, 2005 through June 30, 2007. The agreement entitles Mr. Landis to receive (1) seven monthly payments of $29,613, which began on June 15, 2005 and ends on December 31, 2005, (2) twelve monthly payments of $16,667, commencing on January 15, 2006 and ending on December 31, 2006, and (3) six monthly payments of $8,334, commencing on January 15, 2007 and ending on June 30, 2007. No other Directors receive cash consideration for serving on the Board of Directors of Holding or the Company, but directors are reimbursed for out-of-pocket expenses incurred in connection with their duties as directors.

Employment Agreements

The Company has employment agreements with each of Messrs. Boots, Kratochvil, Beeler, Hobson and Unfried (each, an “Employment Agreement” and, collectively, the “Employment Agreements”). The agreements for Boots, Kratochvil and Beeler expire on January 1, 2007. Mr. Hobson’s agreement expires on June 30, 2006, and Mr. Unfried’s agreement expires on December 31, 2009. The Employment Agreements provided for fiscal 2005 base compensation as disclosed in the “Summary Compensation Table” above. Salaries are subject in each case to annual adjustment at the discretion of the Compensation Committee of the Board of Directors of the Company. The Employment Agreements entitle each executive to participate in all other incentive compensation plans established for executive officers of the Company. The Company may terminate each Employment Agreement for “cause” or a “disability” (as such terms are defined in the Employment Agreements). Specifically, if any of Messrs. Boots, Kratochvil, Beeler, Hobson, and Unfried is terminated by Berry Plastics without ‘‘cause’’ or resigns for ‘‘good reason’’ (as such terms are defined in the Employment Agreements), that individual is entitled to: (1) the greater of (a) base salary until the later of one year after termination or (b) 1/12 of 1 year’s base salary for each year of employment up to 30 years with Berry Plastics or a predecessor in interest (excluding Messrs. Hobson and Unfried which would be entitled to (a) only) and (2) the pro rata portion of his annual bonus. Each Employment Agreement also includes customary noncompetition, nondisclosure and nonsolicitation provisions.

Compensation Committee Interlocks and Insider Participation

The Company has a Compensation Committee comprised of Messrs. Gleberman, Boots, Behrens, and Trevor. The annual salary and bonus paid to Messrs. Boots, Kratochvil, Beeler, Hobson, Unfried, Landis, and Herdrich for fiscal 2005 were determined by the Compensation Committee in accordance with their respective employment agreements. All other compensation decisions with respect to officers of the Company are made by Mr. Boots pursuant to policies established in consultation with the Compensation Committee.

Messrs. Gleberman and Trevor are Managing Directors of Goldman, Sachs & Co. Goldman, Sachs & Co. provided advisory and other services to us in connection with the Merger, the Landis Acquisition, and the Kerr Acquisition and acted as an initial purchaser in the offering of the 2002 Notes and Add-on Notes. Goldman, Sachs Credit Partners, L.P. participated in and acted as joint lead arranger, joint bookrunner and administrative agent for our Credit Facility, our Amended and Restated Credit Facility, and our Second Amended and Restated Credit Facility. In addition, the Company entered into four resin forward contracts in the fourth quarter of 2004 with J. Aron & Company, a division of Goldman, Sachs & Co., and enters into foreign currency transactions through its normal course of business with Goldman, Sachs & Co. In June 2005, Berry entered into an interest rate swap transaction with an affiliate of Goldman Sachs to protect $100.0 million of the outstanding variable rate term loan debt from future interest rate volatility. Messrs. Behrens and Lori are Partners of J.P. Morgan Partners, LLC, which is the private equity investment arm of J.P. Morgan Chase & Co. Various affiliates of J.P. Morgan provided advisory and other services to us in connection with the Merger and the Landis Acquisition and acted as a dealer-manager in connection with the related debt tender offers, acted as an initial purchaser in the offering of the 2002 Notes and Add-on Notes and participated in and acted as joint lead arranger, joint bookrunner and a syndication agent for our Credit Facility, our Amended and Restated Credit Facility, and our Second Amended and Restated Credit Facility. In June 2005, Berry entered into an interest rate swap transaction with an affiliate of J.P. Morgan to protect $100.0 million of the outstanding variable rate term loan debt from future interest rate volatility. In addition, affiliates of Goldman Sachs & Co. and J.P. Morgan have invested in a portion of our credit facilities in its normal course of business. See the section of this Form 10-K titled “Certain Relationships and Related Transactions” for a description of these transactions between us and various affiliates of Goldman Sachs and J.P. Morgan.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Stock Ownership

All of the outstanding capital stock of the Company is owned by Holding. The following table sets forth certain information regarding the beneficial ownership of the capital stock of Holding as of March 18, 2006 with respect to (1) each person known by Holding to own beneficially more than 5% of the outstanding shares of any class of its voting capital stock, (2) each of Holding's directors, (3) the Named Executive Officers and (4) all directors and executive officers of Holding as a group. Except as otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares beneficially owned. Unless otherwise indicated, the address for each stockholder is c/o Berry Plastics Corporation, 101 Oakley Street, Evansville, Indiana 47710.

Name and Address of Beneficial Owner	Common Stock	Percentage of Common Stock Outstanding*
GS Capital Partners 2000, L.P. (2)	1,155,042	32.8%
GS Capital Partners 2000 Offshore, L.P. (2)	419,697	11.9
GS Capital Partners 2000 GmbH & Co. Beteiligungs KG (2)	48,278	1.4
GS Capital Partners 2000 Employee Fund, L.P. (2)	366,766	10.4
Stone Street 2000, L.P. (2)	36,069	1.0
Bridge Street Special Opportunities Fund 2000, L.P. (2)	18,034	—
Goldman Sachs Direct Investment Fund 2000, L.P. (2)	60,114	1.7
J.P. Morgan Partners Global Investors, L.P. (3)	120,820	3.4
J.P. Morgan Partners Global Investors (Cayman), L.P. (3)	61,203	1.7
J.P. Morgan Partners Global Investors (Cayman) II, L.P. (3)	6,825	—
J.P. Morgan Partners Global Investors A, L.P. (3)	16,848	—
J.P. Morgan Partners (BHCA), L.P. (3)	704,262	20.0
J.P. Morgan Partners Global Investors (Selldown), L.P. (3)	44,594	1.3
Joseph H. Gleberman (4)	2,104,000	59.8
Christopher C. Behrens (5)	954,552	27.1
Stephen S. Trevor (6)	2,104,000	59.8
Terry R. Peets	418 (7)	—
Mathew J. Lori (8)	954,552	27.1
Ira G. Boots	98,440 (9)	2.8
James M. Kratochvil	57,191 (10)	1.6
R. Brent Beeler	58,145 (11)	1.7
Randall J. Hobson	13,400 (12)	—
G. Adam Unfried	7,983 (13)	—
Gregory J. Landis	95,282	2.7
William J. Herdrich	7,064	—
All executive officers and directors as a group (12 persons)	3,396,475 (14)	96.5

*
The number of shares outstanding used in calculating the percentage for each person, group or entity listed includes the number of shares underlying options held by such person or group that were exercisable or convertible within 60 days from March 18, 2006, but excludes shares of stock underlying options held by any other person.

—	Less than one percent.
(1)
The authorized capital stock of Holding consists of 5,500,000 shares of capital stock, including 5,000,000 shares of Common Stock, $.01 par value (the “Holding Common Stock”), and 500,000 shares of Preferred Stock, $.01 par value (the “Preferred Stock”).

(2)	Address is c/o Goldman, Sachs & Co., 85 Broad Street, New York, New York, 10004.
(3)	Address is c/o J.P. Morgan Partners, LLC, 1221 Avenue of the Americas, New York, New York 10020.
(4)
Address is c/o Goldman, Sachs & Co., 85 Broad Street, New York, New York, 10004. Represents shares owned by equity funds affiliated with Goldman, Sachs & Co. Mr. Gleberman is a Managing Director of Goldman, Sachs & Co. Mr. Gleberman disclaims any beneficial ownership of the shares of Holding Common Stock held by equity funds affiliated with Goldman, Sachs & Co.

(5)
Address is c/o J.P. Morgan Partners, LLC, 1221 Avenue of the Americas, New York, New York 10020. Represents shares owned by equity funds affiliated with J.P. Morgan Chase & Co. Mr. Behrens is a Partner of J.P. Morgan Partners, which is the private equity investment arm of J.P. Morgan Chase & Co. Mr. Behrens disclaims any beneficial ownership of the shares of Holding Common Stock held by equity funds affiliated with J.P. Morgan Chase & Co.

(6)
Address is c/o Goldman, Sachs & Co., 85 Broad Street, New York, New York, 10004. Represents shares owned by equity funds affiliated with Goldman, Sachs & Co. Mr. Trevor is a Managing Director of Goldman, Sachs & Co. Mr. Trevor disclaims any beneficial ownership of the shares of Holding Common Stock held by equity funds affiliated with Goldman, Sachs & Co.

(7)	Includes stock appreciation rights to purchase 418 shares of Holding Common Stock granted to Mr. Peets, exercisable within 60 days of March 18, 2006.
(8)
Address is c/o J.P. Morgan Partners, LLC, 1221 Avenue of the Americas, New York, New York 10020. Represents shares owned by equity funds affiliated with J.P. Morgan Chase & Co. Mr. Lori is a Partner of J.P. Morgan Partners, which is the private equity investment arm of J.P. Morgan Chase & Co. Mr. Lori disclaims any beneficial ownership of the shares of Holding Common Stock held by equity funds affiliated with J.P. Morgan Chase & Co.

(9)	Includes options to purchase 60,495 shares of Holding Common Stock granted to Mr. Boots, exercisable within 60 days of March 18, 2006.
(10)	Includes options to purchase 35,234 shares of Holding Common Stock granted to Mr. Kratochvil, exercisable within 60 days of March 18, 2006.
(11)	Includes options to purchase 35,777 shares of Holding Common Stock granted to Mr. Beeler, exercisable within 60 days of March 18, 2006.
(12)	Includes options to purchase 9,043 shares of Holding Common Stock granted to Mr. Hobson, exercisable within 60 days of March 18, 2006.
(13)	Includes options to purchase 5,882 shares of Holding Common Stock granted to Mr. Unfried, exercisable within 60 days of March 18, 2006.
(14)	Includes options to purchase 146,431 shares of Holding Common Stock granted to Executive Officers, exercisable within 60 days of March 18, 2006.

Equity Compensation Plan Information

The following table provides information as of December 31, 2005 regarding shares of common stock of Holding that may be issued under our existing equity compensation plans, including the BPC Holding Corporation 2002 Stock Option Plan (the “2002 Stock Option Plan”) and the BPC Holding Corporation Key Employee Equity Investment Plan (the “Employee Stock Purchase Plan”).

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted Average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities referenced in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	—	—	—

Equity compensation plans not approved by security holders (2)	498,509 (3)	129	54,216

Total	498,509	129	54,216

(1) Does not include outstanding options to acquire 126,700 shares, at a weighted-average exercise price of $48.73 per share, that were assumed in connection with the Merger under the BPC Holding Corporation 1996 Stock Option Plan (the “1996 Plan”), as amended. No future options may be granted under the 1996 Plan.
(2) Consists of the 2002 Stock Option Plan and the Employee Stock Purchase Plan. Our Board adopted the 2002 Stock Option Plan and the Employee Stock Purchase Plan in August of 2002.
(3) Does not include shares of Holding Common Stock already purchased under the Employee Stock Purchase Plan as such shares are already reflected in the Company’s outstanding shares.

1996 Stock Option Plan

Holding currently maintains the BPC Holding Corporation 1996 Stock Option Plan (‘‘1996 Option Plan’’), as amended, pursuant to which nonqualified options to purchase 126,700 shares are outstanding. All outstanding options under the 1996 Option Plan are scheduled to expire on or before July 22, 2012 and no additional options will be granted under it. Option agreements issued pursuant to the 1996 Option Plan generally provide that options become vested and exercisable at a rate of 10% per year based on continued service. Additional options also vest in years during which certain financial targets are attained. Notwithstanding the vesting provisions in the option agreements, all options that were scheduled to vest prior to December 31, 2002 accelerated and became vested immediately before the Merger.

2002 Stock Option Plan

Holding has adopted an employee stock option plan (‘‘2002 Stock Option Plan’’), as amended, pursuant to which options to acquire up to 603,248 shares of Holding’s common stock may be granted to its employees, directors and consultants. At December 31, 2005, 498,509 options were outstanding under this plan. Options granted under the 2002 Stock Option Plan have an exercise price per share that either (1) is fixed at the fair market value of a share of common stock on the date of grant or (2) commences at the fair market value of a share of common stock on the date of grant and increases at the rate of 15% per year during the term. Generally, options have a ten-year term, subject to earlier expiration upon the termination of the option holder’s employment and other events. Some options granted under the plan become vested and exercisable over a five-year period based on continued service with Holding. Other options become vested and exercisable based on the achievement by Holding of certain financial targets, or if such targets are not achieved, based on continued service with Holding. Upon a change in control of Holding, the vesting schedule with respect to certain options accelerate for a portion of the shares subject to such options.

Employee Stock Purchase Plan

Holding has adopted an employee stock purchase program pursuant to which a number of employees had the opportunity to invest in Holding on a leveraged basis (certain senior employees also purchased shares of Holding common stock in connection with the Merger - see Item 13. “Certain Relationships and Related Transactions - Loans to Executive Officers”). Each eligible employee was permitted to purchase shares of Holding common stock having an aggregate value of up to the greater of (1) 150% of the value attributable to shares of Holding held by such employee immediately prior to the Merger or (2) $60,000. Employees participating in this program were permitted to finance two-thirds of their purchases of shares of Holding common stock under the program with a promissory note. In the event that an employee defaults on a promissory note used to purchase such shares, Holding’s only recourse is to the shares of Holding securing the note. In this manner, the remaining management acquired 41,628 shares in the aggregate.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Stockholders Agreement with Major Stockholders

In connection with the Merger, Holding entered into a stockholders’ agreement with GSCP 2000 and other private equity funds affiliated with Goldman, Sachs & Co. that, in the aggregate, own a majority of our common stock and J.P. Morgan Partners (BHCA), L.P. and other private equity funds affiliated with J.P. Morgan Chase & Co. that, in the aggregate, own approximately 28% of our common stock. Under the terms of this agreement, among other things: (1) the parties have agreed to elect individuals designated by the Goldman Sachs and J.P. Morgan funds to Holding’s and Berry Plastics’ boards of directors; (2) the Goldman Sachs and J.P. Morgan funds have the right to subscribe for a proportional share of future equity issuances by Holding; (3) after July 29, 2009, the J.P. Morgan funds have the right to demand that Holding cause the initial public offering of its common stock, if such an offering or other sale of Holding has not occurred by such time; and (4) Holding has agreed not to take specified actions, including, making certain amendments to either the certificate of incorporation or the by-laws of Holding, changing independent accountants, or entering into certain affiliate transactions, without the approval of a majority of its board of directors, including at least one director designated by the J.P. Morgan funds. The stockholders agreement also contains provisions regarding transfer restrictions, rights of first offer, tag-along rights and drag-along rights related to the shares of Holding common stock owned by the Goldman Sachs and J.P. Morgan funds.

Stockholders Agreement with Management

In connection with the Merger, Holding also entered into a stockholders agreement with certain members of Holding’s management that owned Holding common stock. The stockholders agreement grants certain rights to, and imposes certain obligations on, the management stockholders who are party to the agreement, including: (1) restrictions on transfer of Holding’s common stock; (2) obligations to consent to a merger or consolidation of Holding or a sale of Holding’s assets or common stock; (3) obligations to sell their shares of Holding common stock back to Holding in specified circumstances in connection with the termination of their employment with Holding; (4) rights of first offer, (5) tag-along rights, (6) drag-along rights, (7) preemptive rights and (8) registration rights.

Loans to Executive Officers

In connection with the Merger, Messrs. Boots, Kratochvil, Beeler, Hobson, and Unfried together with certain other senior employees acquired shares of Holding common stock pursuant to an employee stock purchase program. These employees paid for these shares with any combination of (1) shares of Holding common stock that they held prior to the Merger; (2) their cash transaction bonus, if any; and (3) a promissory note. In this manner, the senior employees acquired 182,699 shares in the aggregate. Messrs. Boots, Kratochvil, Beeler, Hobson, and Unfried purchased 37,785, 21,957, 22,208, 4,357, and 2,001 shares of Holding common stock, respectively, pursuant to this program. In connection with these purchases, Messrs. Boots, Kratochvil, Beeler, Hobson, and Unfried delivered ten-year promissory notes to Holding in the principal amounts of $2,518,500, $1,302,900, $1,313,400, $237,500, and $133,400 respectively. The promissory notes are secured by the shares purchased and such notes accrue interest which compounds semi-annually at the rate of 5.50% per year, the applicable federal rate for the notes in effect on July 16, 2002. Principal and all accrued interest is due and payable on the earlier to occur of (i) the end of the ten-year term, (ii) the ninetieth day following such executive’s termination of employment due to death, “disability”, “redundancy” (as such terms are defined in the 2002 Stock Option Plan) or retirement, or (iii) the thirtieth day following such executive’s termination of employment for any other reason. As of March 18, 2006, a total of $3,072,619, $1,589,563, $1,602,373, $289,755, and $162,751 including principal and accrued interest, was outstanding under the promissory notes for each of Messrs. Boots, Kratochvil, Beeler, Hobson, and Unfried, respectively.

The Kerr Acquisition

Berry Plastics paid Goldman, Sachs & Co. and its affiliates a total of $2.7 million and J.P. Morgan and its affiliates a total of $1.3 million for advisory and other services related to the Kerr Acquisition. In addition, Goldman Sachs Credit Partners, L.P., and affiliates of Goldman, Sachs & Co., and J.P. Morgan Securities Inc., an affiliate of J.P. Morgan Chase & Co., acted as co-syndication agents, joint lead arrangers and joint bookrunners under the Second Amendment to the Second Amended and Restated Credit Facility and received fees of $2.7 million and $2.4 million, respectively, in June 2005 for services provided.

Other Transactions

Goldman Sachs Credit Partners, L.P., an affiliate of Goldman Sachs, acted as the administrative agent, joint lead arranger and joint bookrunner for the Second Amended and Restated Credit Facility without separate compensation. JP Morgan Chase Bank, an affiliate of J.P. Morgan, acted as the joint lead arranger and joint bookrunner for the Second Amended and Restated Credit Facility for consideration of approximately $0.4 million. Goldman Sachs Credit Partners, L.P., an affiliate of Goldman Sachs, acted as the co-syndication agent, joint lead arranger, and joint bookrunner for the Third Amendment to the Second Amended and Restated Credit Facility without separate compensation. JP Morgan Chase Bank, an affiliate of J.P. Morgan, acted as the co-syndication agent, joint lead arranger and joint bookrunner for the Third Amendment to the Second Amended and Restated Credit Facility for consideration of approximately $0.5 million. In addition, the Company entered into four resin forward contracts in the fourth quarter of 2004 ranging from 6.0 million to 33.6 million annual pounds of resin with J. Aron & Company, a division of Goldman, Sachs & Co., and enters into foreign currency transactions through its normal course of business with Goldman, Sachs & Co. In June 2005, Berry entered into two separate interest rate swap transactions for $100.0 million each with an affiliate of Goldman Sachs and an affiliate of J.P. Morgan to protect a portion of the outstanding variable rate term loan debt from future interest rate volatility. Also, affiliates of Goldman Sachs & Co. and J.P. Morgan have invested in a portion of our credit facilities in its normal course of business.

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

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees. The aggregate fees for professional services rendered by Ernst & Young LLP for the audit of the Company’s annual financial statements for 2005, 2004 and 2003, the review of the financial statements included in the Company’s Forms 10-Q for 2005, 2004 and 2003 and statutory audits of foreign subsidiaries totaled $799,000, $422,000 and $682,000, respectively.

Audit-Related Fees. The aggregate fees for assurance and related services by Ernst & Young LLP that are related to the performance of the audit or review of the Company’s financial statements, for 2005, 2004 and 2003, and are not disclosed in the paragraph caption “Audit Fees” above, were $202,000, $207,000 and $546,000, respectively. The services performed by Ernst & Young LLP in connection with these fees consisted of employee benefit plan audits, internal controls consultation, and due diligence on businesses being considered for purchase.

Tax Fees. The aggregate fees for professional services rendered by Ernst & Young LLP for tax compliance, for the years ended 2005, 2004 and 2003 were $120,000, $65,000 and $71,000, respectively. The aggregate fees billed by Ernst & Young LLP for professional services rendered for tax advice and tax planning, for 2005, 2004 and 2003, were $146,000, $93,000 and $98,000, respectively. The services performed by Ernst & Young LLP in connection with these advisory and planning fees consisted of consultation regarding various tax issues.

All Other Fees. There were no fees for products and services by Ernst & Young LLP, other than the services described in the paragraphs captioned “Audit Fees”, “Audit-Related Fees”, and “Tax Fees” above for 2005, 2004 and 2003.

The Audit Committee has established its pre-approval policies and procedures, pursuant to which the Audit Committee approved the foregoing audit and permissible non-audit services provided by Ernst & Young LLP in 2005, 2004, and 2003. Consistent with the Audit Committee’s responsibility for engaging our independent auditors, all audit and permitted non-audit services require pre-approval by the Audit Committee. All requests or applications for services to be provided by the independent auditor that do not require specific approval by the Audit Committee will be submitted to the Chief Financial Officer and must include a detailed description of the services to be rendered. The Chief Financial Officer will determine whether such services are included within the services that have received pre-approval of the Audit Committee. The Audit Committee will be informed on a timely basis of any such services rendered by the independent auditor. Request or applications to provide services that require specific approval by the Audit Committee will be submitted to the Audit Committee by both the independent auditor and the Chief Financial Officer. The Chief Financial Officer and management will immediately report to the Audit Committee any breach of this policy that comes to the attention of the Chief Financial Officer or any member of management. Pursuant to these procedures the Audit Committee approved the audit and permissible non-audit services provided by Ernst & Young LLP in 2005, 2004, and 2003.

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

                                         None

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Stockholders and Board of Directors
BPC Holding Corporation

We have audited the accompanying consolidated balance sheets of BPC Holding Corporation as of December 31, 2005 and January 1, 2005, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the years ended December 31, 2005, January 1, 2005 and December 27, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of BPC Holding Corporation at December 31, 2005 and January 1, 2005, and the consolidated results of its operations and its cash flows for each of the years ended December 31, 2005, January 1, 2005 and December 27, 2003, in conformity with U.S. generally accepted accounting principles.

/s/ ERNST & YOUNG LLP

Indianapolis, Indiana
February 17, 2006

BPC Holding Corporation
Consolidated Balance Sheets
(In Thousands of Dollars, except per share information)

	December 31, 2005	January 1, 2005
Assets
Current assets:
Cash and cash equivalents	$24,756	$264
Accounts receivable (less allowance for doubtful accounts of $5,766 at December 31, 2005 and $3,207 at January 1, 2005)	140,443	83,162
Inventories:
Finished goods	101,632	70,371
Raw materials and supplies	50,716	38,663
	152,348	109,034
Deferred income taxes	22,905	—
Prepaid expenses and other current assets	39,037	27,339
Total current assets	379,489	219,799

Property and equipment:
Land	12,292	10,016
Buildings and improvements	92,810	64,758
Equipment and construction in progress	497,364	317,784
	602,466	392,558
Less accumulated depreciation	179,022	110,586
	423,444	281,972
Intangible assets:
Deferred financing fees, net	18,333	19,883
Customer relationships, net	255,981	84,959
Goodwill	495,258	358,883
Trademarks, net	47,065	33,448
Other intangibles, net	28,260	6,106
	844,897	503,279

Other	—	94
Total assets	$1,647,830	$1,005,144

Consolidated Balance Sheets (continued)

	December 31, 2005	January 1, 2005
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$64,970	$55,671
Accrued interest	20,165	18,816
Employee compensation, payroll and other taxes	43,915	28,190
Accrued expenses and other current liabilities	34,730	16,693
Current portion of long-term debt	13,928	10,335
Total current liabilities	177,708	129,705

Long-term debt, less current portion	1,146,692	687,223
Deferred income taxes	94,934	1,030
Other long-term liabilities	25,108	3,295
Total liabilities	1,444,442	821,253
Stockholders' equity:
Preferred stock; $.01 par value: 500,000 shares authorized; 0 shares issued and outstanding at December 31, 2005 and January 1, 2005	—	—
Common stock; $.01 par value: 5,000,000 shares authorized; 3,398,807 shares issued and 3,374,348 shares outstanding at December 31, 2005; and 3,398,807 shares issued and 3,377,923 shares outstanding at January 1, 2005	34	34
Additional paid-in capital	346,943	345,001
Adjustment of the carryover basis of continuing stockholders	(196,603)	(196,603)
Notes receivable - common stock	(14,273)	(14,856)
Treasury stock: 24,459 shares and 20,502 shares of common stock at December 31, 2005 and January 1, 2005, respectively	(3,547)	(2,049)
Retained earnings	58,969	39,178
Accumulated other comprehensive income	11,865	13,186
Total stockholders’ equity	203,388	183,891
Total liabilities and stockholders' equity	$1,647,830	$1,005,144

See notes to consolidated financial statements.

 BPC Holding Corporation
Consolidated Statements of Income
(In Thousands of Dollars)

	Year Ended
	December 31, 2005	January 1, 2005	December 27, 2003
Net sales	$1,169,704	$814,213	$551,876
Cost of goods sold	943,370	639,329	420,750
Gross profit	226,334	174,884	131,126

Operating expenses:
Selling	34,145	26,361	23,883
General and administrative	49,477	38,518	25,699
Research and development	6,131	3,825	3,459
Amortization of intangibles	15,574	6,513	3,326
Other expenses	5,218	5,791	3,569
Operating income	115,789	93,876	71,190

Other expense (income):
Gain on disposal of property and equipment	—	—	(7)
Unrealized loss on investment in Southern Packaging	1,354	—	—
Income before interest and taxes	114,435	93,876	71,197

Interest:
Expense	74,445	54,076	46,251
Loss on extinguished debt	7,045	—	250
Income	(1,171)	(891)	(838)
Income before income taxes	34,116	40,691	25,534
Income taxes	14,325	17,740	12,486
Net income	$19,791	$22,951	$13,048

See notes to consolidated financial statements.

BPC Holding Corporation
Consolidated Statements of Changes in Stockholders' Equity
(In Thousands of Dollars)

	Common Stock	Additional Paid-In Capital	Adjustment of the carryover basis of continuing stockholders	Notes receivable - common stock	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total	Comprehensive Income
Balance at December 28, 2002	$ 28	$ 281,816	$(196,603)	$(14,399)	$ —	$ 3,179	$ 1,142	$75,163	$ 4,321
Issuance of common stock	6	62,547	—	—	—	—	—	62,553	—
Purchase of treasury stock	—	—	—	999	(1,972)	—	—	(973)	—
Interest on notes receivable	—	—	—	(757)	—	—	—	(757)	—
Translation gain	—	—	—	—	—	—	3,645	3,645	3,645
Other comprehensive losses	—	—	—	—	—	—	(88)	(88)	(88)
Net income	—	—	—	—	—	13,048	—	13,048	13,048
Balance at December 27, 2003	34	344,363	(196,603)	(14,157)	(1,972)	16,227	4,699	152,591	16,605

Issuance of common stock	—	53	—	—	—	—	—	53	—
Collection on notes receivable	—	—	—	73	—	—	—	73	—
Purchase of treasury stock	—	—	—	—	(192)	—	—	(192)	—
Sale of treasury stock	—	—	—	—	115	—	—	115	—
Interest on notes receivable	—	—	—	(772)	—	—	—	(772)	—
Stock-based compensation	—	585	—	—	—	—	—	585	—
Translation gain	—	—	—	—	—	—	2,743	2,743	2,743
Other comprehensive gains	—	—	—	—	—	—	5,744	5,744	5,744
Net income	—	—	—	—	—	22,951	—	22,951	22,951
Balance at January 1, 2005	34	345,001	(196,603)	(14,856)	(2,049)	39,178	13,186	183,891	31,438

Collection on notes receivable	—	—	—	1,361	—	—	—	1,361	—
Purchase of treasury stock	—	(15)	—	—	(5,498)	—	—	(5,513)	—
Sale of treasury stock	—	(195)	—	—	4,000	—	—	3,805	—
Interest on notes receivable	—	—	—	(778)	—	—	—	(778)	—
Stock-based compensation	—	2,152	—	—	—	—	—	2,152	—
Translation losses	—	—	—	—	—	—	(3,225)	(3,225)	(3,225)
Other comprehensive gains	—	—	—	—	—	—	1,904	1,904	1,904
Net income	—	—	—	—	—	19,791	—	19,791	19,791
Balance at December 31, 2005	$ 34	$ 346,943	$(196,603)	$ (14,273)	$ (3,547)	$ 58,969	$ 11,865	$203,388	$ 18,470

See notes to consolidated financial statements.

BPC Holding Corporation
Consolidated Statements of Cash Flows
(In Thousands of Dollars)

	Year Ended
	December 31, 2005	January 1, 2005	December 27, 2003
Operating activities
Net income	$19,791	$22,951	$13,048
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	73,146	54,303	40,752
Non-cash interest expense	1,945	1,862	2,318
Write off of deferred financing fees	7,045	—	—
Amortization of intangibles	15,574	6,513	3,326
Non-cash compensation	2,152	585	—
Unrealized loss on investment in Southern Packaging	1,354	—	—
Gain on sale of property and equipment	—	—	(7)
Deferred income taxes	12,769	16,772	11,791
Changes in operating assets and liabilities:
Accounts receivable, net	(13,004)	(7,216)	(598)
Inventories	(8,720)	(27,200)	5,600
Prepaid expenses and other assets	309	(7,022)	(2,550)
Accrued interest	1,349	683	3,894
Payables and accrued expenses	(12,164)	13,002	2,199
Net cash provided by operating activities	101,546	75,233	79,773

Investing activities
Additions to property and equipment	(57,829)	(52,624)	(29,949)
Proceeds from disposal of property and equipment	2,223	2,986	7
Proceeds from working capital settlement on business acquisition	—	7,397	—
Investment in Southern Packaging	—	(3,236)	—
Acquisitions of businesses	(464,392)	—	(235,710)
Net cash used for investing activities	(519,998)	(45,477)	(265,652)

Financing activities
Proceeds from long-term borrowings	465,052	880	149,944
Payments on long-term borrowings	(12,882)	(55,996)	(10,111)
Issuance of common stock	—	53	62,553
Purchase of treasury stock	(5,513)	(192)	(973)
Proceeds from notes receivable	1,361	73	—
Sale of treasury stock	3,805	115	—
Debt financing costs	(8,637)	(641)	(4,592)
Net cash provided by (used for) financing activities	443,186	(55,708)	196,821
Effect of exchange rate changes on cash	(242)	24	(363)
Net increase (decrease) in cash and cash equivalents	24,492	(25,928)	10,579
Cash and cash equivalents at beginning of year	264	26,192	15,613

Cash and cash equivalents at end of year	$24,756	$264	$26,192

See notes to consolidated financial statements.

BPC Holding Corporation
Notes to Consolidated Financial Statements
(In thousands of dollars, except as otherwise noted)

Note 1. Organization

BPC Holding Corporation (“Holding”), through its subsidiary Berry Plastics Corporation (“Berry” or the “Company”) and its subsidiaries, manufactures and markets rigid plastic packaging products through its facilities located in Evansville, Indiana; Henderson, Nevada; Iowa Falls, Iowa; Charlotte, North Carolina; Suffolk, Virginia; Lawrence, Kansas; Monroeville, Ohio; Norwich, England; Woodstock, Illinois; Streetsboro, Ohio; Baltimore, Maryland; Milan, Italy; Chicago, Illinois; Richmond, Indiana; Syracuse, New York; Phoenix, Arizona; Ahoskie, North Carolina; Bowling Green, Kentucky; Sarasota, Florida; Jackson, Tennessee; Anaheim, California; Cranbury, New Jersey; Easthampton, Massachusetts; Oxnard, California; and Toluca, Mexico.

Holding’s fiscal year is a 52/53 week period ending generally on the Saturday closest to December 31. All references herein to “2005”, “2004,” and “2003,” relate to the fiscal years ended December 31, 2005, January 1, 2005, and December 27, 2003, respectively.

Note 2. Summary of Significant Accounting Policies

Consolidation and Business

The consolidated financial statements include the accounts of Holding and its subsidiaries, all of which are wholly owned. Intercompany accounts and transactions have been eliminated in consolidation. Holding, through its wholly owned subsidiaries, operates in two primary segments: rigid open top and rigid closed top. The Company's customers are located principally throughout the United States, without significant concentration in any one region or with any one customer. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral.

Purchases of various densities of plastic resin used in the manufacture of the Company’s products aggregated approximately $385.0 million and $283.0 million in 2005 and 2004, respectively. Dow Chemical Corporation was the largest supplier of the Company’s total resin material requirements, representing approximately 29% and 32% of such resin requirements in 2005 and 2004, respectively. The Company also uses other suppliers such as Basell, Nova, Total, Lyondell, Chevron, ExxonMobil, Sunoco, and Huntsman to meet its resin requirements.

Cash and Cash Equivalents

All highly liquid investments with maturity of three months or less at the date of purchase are considered to be cash equivalents.

Accounts Receivable

The allowance for doubtful accounts is analyzed in detail on a quarterly basis and all significant customers with delinquent balances are reviewed to determine future collectibility. The determinations are based on legal issues (such as bankruptcy status), past history, current financial and credit agency reports, and the experience of the credit representatives. Reserves are established in the quarter in which the Company makes the determination that the account is deemed uncollectible. The Company maintains additional reserves based on its historical bad debt experience. Additionally, the allowance for doubtful accounts includes a reserve for cash discounts that are offered to some customers for prompt payment. The following table summarizes the activity by period for the allowance for doubtful accounts, excluding the activity related to cash discounts due to its volume.

	Year Ended
	December 31, 2005	January 1, 2005	December 27, 2003
Balance at beginning of period	$3,207	$2,717	$1,990
Charged to costs and expenses	592	323	150
Charged to other accounts (1)	1,851	—	545
Deductions and currency translation (2)	116	167	32
Balance at end of period	$5,766	$3,207	$2,717

(1)	Primarily relates to purchase of accounts receivable and related allowance through acquisitions.
(2)	Uncollectible accounts written off, net of recoveries, and currency translation on foreign operations.

Inventories

Inventories are valued at the lower of cost (first in, first out method) or market.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed primarily by the straight-line method over the estimated useful lives of the assets ranging from 15 to 25 years for buildings and improvements and two to 10 years for machinery, equipment, and tooling. Leasehold improvements are depreciated over the shorter of the useful life of the improvement and the lease life. Repairs and maintenance costs are charged to expense as incurred.

Intangible Assets

Deferred financing fees are being amortized using the straight-line method over the lives of the respective debt agreements.

Customer relationships are being amortized using the straight-line method over the estimated life of the relationships ranging from three to 20 years.

The goodwill acquired represents the excess purchase price over the fair value of the net assets acquired in the Merger (see Note 3 below) and businesses acquired since the Merger. These costs are reviewed annually for impairment pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets.

Trademarks that are expected to remain in use, which are indefinite lived intangible assets, are reviewed for impairment annually pursuant to SFAS No. 142, and those trademarks that are expected to be phased out are being amortized using the straight-line method over the estimated life of five years.

Other intangibles, which include covenants not to compete and technology-based intangibles, are being amortized using the straight-line method over the respective lives of the agreements or estimated life of the technology ranging from one to twenty years.

Long-lived Assets

Long-lived assets are reviewed for impairment in accordance with SFAS No. 144 whenever facts and circumstances indicate that the carrying amount may not be recoverable. Specifically, this process involves comparing an asset's carrying value to the estimated undiscounted future cash flows the asset is expected to generate over its remaining life. If this process were to result in the conclusion that the carrying value of a long-lived asset would not be recoverable, a write-down of the asset to fair value would be recorded through a charge to operations. Fair value is determined based upon discounted cash flows or appraisals as appropriate. Long-lived assets that are held for sale are reported at the lower of the assets’ carrying amount or fair value less costs related to the assets’ disposition. No impairments were recorded in these financial statements.

Derivative Financial Instruments

The Company uses interest rate hedge instruments to manage a portion of its interest rate exposures. In 2004, the Company also entered into resin forward contracts, which became effective in 2005, to manage certain resin price exposures. These instruments are entered into to manage market risk exposures and are not used for trading purposes.

Derivatives used for hedging purposes must be designated as, and effective as, a hedge of the identified risk exposure at the designation of the contract. Accordingly, changes in the market value of the derivative contract must be highly correlated with changes in the market value of the underlying hedged item at inception of the hedge and over the life of the hedge contract. Any derivative instrument terminated, designated but no longer effective as a hedge, or initially not effective as a hedge would be recorded at market value and the related gains and losses would be recognized in earnings. Derivatives not designated as hedges are adjusted to fair value through the consolidated statement of income. Management routinely reviews the effectiveness of the use of derivative instruments.

Gains and losses from hedges of anticipated transactions are classified in the statement of income consistent with the accounting treatment of the items being hedged. The Company has recognized the interest rate hedge instruments and resin forward contracts at fair value in the consolidated balance sheets.

Foreign Currency Translation

Assets and liabilities of most foreign subsidiaries are translated at exchange rates in effect at the balance sheet date, and the statements of income are translated at the average monthly exchange rates for the period. Translation gains and losses are recorded as a component of accumulated other comprehensive income in stockholders’ equity. Foreign currency transaction gains and losses are included in net income.

Revenue Recognition

The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”) and SEC Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”). Revenue is recognized when the title and risk of loss have passed to the customer, there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is fixed or determinable, and collectibility is reasonably assured.

Stock-Based Compensation

SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure,” established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As provided for under SFAS 123, the Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees.” Compensation cost for stock options, if any, is measured as the excess of the fair value of the Company’s stock at the date of grant over the amount an employee must pay to acquire the stock.  The fair value for options granted by Holding have been estimated at the date of grant using a Black Scholes option pricing model with the following weighted average assumptions:

	Year Ended
	December 31, 2005	January 1, 2005	December 27, 2003
Risk-free interest rate	4.5%	3.1%	3.0%
Dividend yield	0.0%	0.0%	0.0%
Volatility factor	.25	.25	.25
Expected option life	5.0 years	5.0 years	5.0 years

For purposes of the pro forma disclosures, the estimated fair value of the stock options are amortized to expense over the related vesting period. Because compensation expense is recognized over the vesting period, the initial impact on pro forma net income may not be representative of compensation expense in future years, when the effect of amortization of multiple awards would be reflected in the Consolidated Statement of Income. The following is a reconciliation of reported net income to net income as if the Company used the fair value method of accounting for stock-based compensation.

	Year Ended
	December 31, 2005	January 1, 2005	December 27, 2003
Reported net income	$19,791	$22,951	$13,048
Stock-based employee compensation expense included in reported income, net of tax	1,291	351	—
Total stock-based employee compensation expense determined under fair value based method, for all awards, net of tax	(2,508)	(2,294)	(2,044
Pro forma net income	$18,574	$21,008	$11,004

Income Taxes

The Company accounts for income taxes under the asset and liability approach, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequence of events that have been recognized in the Company's financial statements or income tax returns. Income taxes are recognized during the year in which the underlying transactions are reflected in the Consolidated Statements of Income. Deferred taxes are provided for temporary differences between amounts of assets and liabilities as recorded for financial reporting purposes and such amounts as measured by tax laws. If the Company determines that a deferred tax asset arising from temporary differences is not likely to be utilized, the Company will establish a valuation allowance against that asset to record it at its expected realizable value.

Comprehensive Income

Comprehensive income is comprised of net income and other comprehensive income. Other comprehensive income includes unrealized gains or losses on derivative financial instruments, unrealized gains or losses resulting from currency translations of foreign investments, and adjustments to record the minimum pension liability.

Pension

Pension benefit costs include assumptions for the discount rate, retirement age, and expected return on plan assets. Retiree medical plan costs include assumptions for the discount rate, retirement age, and health-care-cost trend rates. Periodically, the Company evaluates the discount rate and the expected return on plan assets in its defined benefit pension and retiree health benefit plans. In evaluating these assumptions, the Company considers many factors, including an evaluation of the discount rates, expected return on plan assets and the health-care-cost trend rates of other companies; historical assumptions compared with actual results; an analysis of current market conditions and asset allocations; and the views of advisers.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent assets and liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. On an on-going basis, the Company reviews its estimates and assumptions. The Company’s estimates were based on its historical experience and various other assumptions that the Company believes to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions, but management does not believe such differences will materially affect the Company's financial position or results of operations.

Reclassifications

Certain amounts in the prior year financial statements and related notes have been reclassified to conform to the current year presentation.

Impact of Recently Issued Accounting Standards

In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4 (“SFAS 151”). SFAS 151 requires the exclusion of certain costs from inventories and the allocation of fixed production overheads to inventories to be based on normal capacity of the production facilities. The provisions of SFAS 151 are effective for costs incurred during fiscal years beginning after June 15, 2005. Earlier adoption is permitted for inventory costs incurred during fiscal years beginning after the issuance date of SFAS 151. The Company does not expect the adoption of this new standard to have a material effect on the Company’s financial position or results of operations.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R (Revised 2004,) Share-Based Payment (“SFAS No. 123R”), which requires that the compensation cost relating to share-based payment transactions be recognized in financial statements based on alternative fair value models. The share-based compensation cost will be measured based on the fair value of the equity or liability instruments issued. The Company currently discloses pro forma compensation expense quarterly and annually by calculating the stock option grants’ fair value using the Black-Scholes model and disclosing the impact on net income in a Note to the Consolidated Financial Statements. Upon adoption, pro forma disclosure will no longer be an alternative. For nonpublic companies, as defined, the effective date of SFAS No. 123R is the beginning of the first annual reporting period that begins after December 15, 2005, although early adoption is allowed. The Company will adopt SFAS No. 123R in the first quarter of 2006. Based upon outstanding options as of December 31, 2005, after-tax expense, as calculated using the Black-Scholes model would be approximately $2.3 million in 2006.

In 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143, Asset Retirement Obligations (“FIN 47”). FIN 47 provides clarification of the term “conditional asset retirement obligation” as used in SFAS 143, defined as a legal obligation to perform an asset retirement activity in which the timing or method of settlement are conditional on a future event that may or may not be within the control of the Company. Under this standard, a company must record a liability for a conditional asset retirement obligation if the fair value of the obligation can be reasonably estimated. FIN 47 became effective for the Company’s year ended December 31, 2005. The adoption of FIN 47 did not have a material effect on our financial position or results of operations.

Note 3. The Merger

On July 22, 2002, GS Berry Acquisition Corp., (the “Buyer”) a newly formed entity controlled by various private equity funds affiliated with Goldman, Sachs & Co., merged (the “Merger”) with and into Holding, pursuant to an agreement and plan of merger, dated as of May 25, 2002. At the effective time of the Merger, (i) each share of common stock of Holding Corporation issued and outstanding immediately prior to the effective time of the Merger was converted into the right to receive cash pursuant to the terms of the merger agreement, and (ii) each share of common stock of the Buyer issued and outstanding immediately prior to the effective time of the Merger was converted into one share of common stock of Holding.
Immediately following the Merger, the Buyer and its affiliates owned approximately 63% of the common stock of Holding. The remaining common stock of Holding is held by J.P. Morgan Partners Global Investors, L.P. and other private equity funds affiliated with J.P. Morgan Partners, LLC, the private equity investment arm of J.P. Morgan Chase & Co., which own approximately 29% of Holding’s common stock and by members of Berry’s management, which own the remaining 8%.

The Merger has been accounted for under the purchase method of accounting, and accordingly, the purchase price was allocated to the identifiable assets and liabilities based on estimated fair values at the acquisition date. The Company applied the provisions of Emerging Issues Task Force 88-16, Basis in Leveraged Buyout Transactions, whereby, the carryover equity interests of certain shareholders from the Predecessor to the Company were recorded at their Company basis. The application of these provisions reduced stockholder’s equity and intangibles by $196.6 million.

Note 4. Recent Acquisitions, Investment, and Disposal

On February 25, 2003, Berry acquired the 400 series continuous threaded injection molded closure assets from CCL Plastic Packaging located in Los Angeles, California (“CCL Acquisition”) for aggregate consideration of approximately $4.6 million. The purchase price was allocated to fixed assets ($2.7 million), inventory ($1.1 million), customer relationships ($0.5 million), goodwill ($0.2 million), and other intangibles ($0.1 million). The purchase was financed through borrowings under the Company’s revolving line of credit. The operations from the CCL Acquisition are included in Berry’s operations since the acquisition date.

On May 30, 2003, Berry acquired the injection molded overcap lid assets from APM Inc. located in Benicia, California (“APM Acquisition”) for aggregate consideration of approximately $0.6 million. The purchase price was allocated to fixed assets ($0.3 million), inventory ($0.1 million), goodwill ($0.1 million) and other intangibles ($0.1 million). The purchase was financed through cash provided by operations. The operations from the APM Acquisition are included in Berry’s operations since the acquisition date.

On November 20, 2003, Berry acquired Landis Plastics, Inc. (the “Landis Acquisition”) for aggregate consideration of approximately $229.7 million, including deferred financing fees. The operations from the Landis Acquisition are included in Berry’s operations since the acquisition date using the purchase method of accounting. The purchase was financed through the issuance by Berry of $85.0 million aggregate principal amount of 10 3/4% senior subordinated notes to various institutional buyers, which resulted in gross proceeds of $95.2 million, aggregate net borrowings of $54.1 million under Berry’s amended and restated senior secured credit facility from new term loans after giving effect to the refinancing of the prior term loan, an aggregate common equity contribution of $62.0 million, and cash on hand. Berry also agreed to acquire, for $32.0 million, four facilities that Landis leased from certain of its affiliates. Prior to the closing of the Landis Acquisition, the rights and obligations to purchase the four facilities owned by affiliates of Landis were assigned to an affiliate of W.P. Carey & Co., L.L.C., which affiliate subsequently entered into a lease with Landis for the four facilities. In accordance with EITF 95-3, the Company established opening balance sheet reserves of $3.2 million related to plant shutdown, severance and unfavorable lease arrangement costs. The balance of these reserves at January 1, 2005 was $1.3 million and was reduced to $0.4 million at December 31, 2005 as a result of $0.5 million of payments in fiscal 2005 and a reduction in the estimate of $0.4 million in fiscal 2005.

On November 1, 2004, the Company entered into a series of agreements with Southern Packaging Group Ltd. (“Southern Packaging”), and its principal shareholder, Mr. Pan Shun Ming, to jointly expand participation in the plastic packaging business in China and the surrounding region. In connection therewith, Berry acquired a 10% stake in Southern Packaging, which has been recorded as an other current asset as a trading security at its fair market value of $1.8 million and $3.2 million as of December 31, 2005 and January, 1, 2005, respectively, representing an unrealized loss of $1.4 million as of December 31, 2005 and consistent with the cost basis at January 1, 2005.

Berry Plastics U.K. Limited, a foreign subsidiary of Berry, sold the manufacturing equipment, inventory, and accounts receivable of its U.K. milk cap business to Portola Packaging U.K. Limited. The transaction valued at approximately $4.0 million closed in April 2004. The U.K. milk cap business represented less than $3.0 million of annual consolidated net sales.

On April 11, 2005, a subsidiary of Berry, Berry Plastics de México, S. de R.L. de C.V., acquired all of the injection molding closure assets from Euromex Plastics, S.A. de C.V. (“Euromex”), an injection molding manufacturer located in Toluca, Mexico (the “Mexico Acquisition”), for aggregate consideration of approximately $8.2 million. The purchase price was allocated to fixed assets ($4.1 million), inventory ($1.6 million), goodwill ($0.7 million), and other intangibles ($1.8 million). The allocation of purchase price is preliminary and subject to change based on actual expenses and adjustments of estimates. The purchase was financed through borrowings under the Company’s revolving line of credit and cash on hand. The operations from the Mexico Acquisition are included in Berry’s operations since the acquisition date.

On June 3, 2005, Berry acquired Kerr Group, Inc. (“Kerr”) for aggregate consideration of approximately $455.8 million (the “Kerr Acquisition”), including direct costs associated with the acquisition. The operations from the Kerr Acquisition are included in Berry’s operations since the acquisition date. The purchase price was financed through additional term loan borrowings under an amendment to Berry’s senior secured credit facility and cash on hand. In accordance with EITF 95-3, the Company established opening balance sheet reserves of $2.7 million related to plant shutdown and severance costs, of which payments totaling $0.5 million were made in 2005. The following table summarizes the allocation of purchase price and the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition. The allocation is preliminary and subject to change based on actual expenses and adjustments to estimated receivables and reserves.

June 3, 2005
Current assets	$85,088
Property and equipment	145,690
Goodwill	134,280
Customer relationships	182,094
Trademarks	16,140
Other intangibles	22,291
Total assets	585,583

Current liabilities	55,802
Long-term liabilities	73,942
Total liabilities	129,744

Net assets acquired	$455,839

The pro forma financial results presented below are unaudited and assume that the Landis Acquisition and Kerr Acquisition occurred at the beginning of the respective period. Pro forma results have not been adjusted to reflect the CCL Acquisition, APM Acquisition, or Mexico Acquisition as they do not differ materially from the pro forma results presented below. The information presented is for informational purposes only and is not necessarily indicative of the operating results that would have occurred had the Kerr Acquisition been consummated at the beginning of the respective period, nor are they necessarily indicative of future operating results. Further, the information reflects only pro forma adjustments for additional interest expense, elimination of Berry’s write off of deferred financing fees, and elimination of Kerr’s closing expenses, net of the applicable income tax effects.

	Year Ended
	December 31, 2005	January 1, 2005	December 27, 2003
Pro forma net sales	$1,338,019	$1,189,059	$1,094,920
Pro forma net income (loss)	21,468	16,448	(4,267)

Note 5. Intangible Assets and Deferred Costs

Intangible assets and deferred costs consist of the following:

	December 31, 2005	January 1, 2005
Deferred financing fees	$24,402	$26,681
Customer relationships	275,614	93,641
Goodwill	495,258	358,883
Trademarks	49,588	33,448
Technology-based	27,206	5,115
Covenants not to compete and other	4,613	2,622
Accumulated amortization	(31,784)	(17,111)
	$844,897	$503,279

The increase in the intangible assets is primarily the result of intangible assets acquired in connection with the Kerr Acquisition. Also, as a result of the Second Amendment to the Second Amended and Restated Credit Facility, the Company expensed $7.0 million of unamortized deferred financing costs. The remaining changes in intangible assets are primarily the result of the amortization of definite lived intangibles.

Future amortization expense for definite lived intangibles at December 31, 2005 for the next five fiscal years is approximately $23.1 million, $23.0 million, $22.8 million, $22.6 million, and $20.2 million for fiscal 2006, 2007, 2008, 2009, and 2010, respectively.

Note 6. Long-Term Debt

Long-term debt consists of the following:

	December 31, 2005	January 1, 2005
Berry 10 ¾% Senior Subordinated Notes	$335,000	$335,000
Debt premium on 10 ¾% Notes, net	7,699	8,876
Term loans	791,025	330,780
Revolving lines of credit	—	480
Nevada Industrial Revenue Bonds	—	1,500
Capital leases	26,896	20,922
	1,160,620	697,558
Less current portion of long-term debt	13,928	10,335
	$1,146,692	$687,223

Berry 10 ¾% Senior Subordinated Notes

On July 22, 2002, Berry completed an offering of $250.0 million aggregate principal amount of 10 ¾% Senior Subordinated Notes due 2012 (the "2002 Notes"). The net proceeds to Berry from the sale of the 2002 Notes, after expenses, were $239.4 million. The proceeds from the 2002 Notes were used in the financing of the Merger. On November 20, 2003, Berry completed an offering of $85.0 million aggregate principal amount of 10 ¾% Senior Subordinated Notes due 2012 (the "Add-on Notes"). The net proceeds to Berry from the sale of the Add-on Notes, after expenses, were $91.8 million. The proceeds from the Add-on Notes were used in the financing of the Landis Acquisition. The 2002 Notes and Add-on Notes mature on July 15, 2012. Interest is payable semi-annually on January 15 and July 15 of each year, which commenced on January 15, 2003 with respect to the 2002 Notes and commenced on January 15, 2004 with respect to the Add-on Notes. Holding and all of Berry’s domestic subsidiaries fully, jointly, severally, and unconditionally guarantee on a senior subordinated basis the 2002 Notes and Add-on Notes. The 2002 Notes and Add-on Notes are not guaranteed by the Company’s foreign subsidiaries.

Berry is not required to make mandatory redemption or sinking fund payments with respect to the 2002 Notes and Add-on Notes. On or subsequent to July 15, 2007, the 2002 Notes and Add-on Notes may be redeemed at the option of Berry, in whole or in part, at redemption prices ranging from 105.375% in 2007 to 100% in 2010 and thereafter. Upon a change in control, as defined in the indenture under which the 2002 Notes and Add-on Notes were issued (the “Indenture”), each holder of notes will have the right to require Berry to repurchase all or any part of such holder's notes at a repurchase price in cash equal to 101% of the aggregate principal amount thereof plus accrued interest. The 2002 Notes and Add-on Notes are treated as a single class under the Indenture.

New Credit Facility

In connection with the Merger in 2002, the Company entered into a credit and guaranty agreement and a related pledge security agreement with a syndicate of lenders led by Goldman Sachs Credit Partners L.P., as administrative agent (the “Credit Facility”). On November 10, 2003, in connection with the Landis Acquisition, the Credit Facility was amended and restated (the “Amended and Restated Credit Facility”). On August 9, 2004, the Amended and Restated Credit Facility was amended and restated (the “Second Amended and Restated Credit Facility”). On January 1, 2005, a First Amendment to the Second Amended and Restated Credit Facility was entered into to permit Fifth Third Bank to assume the role of Administrative Agent and for Goldman Sachs Credit Partners, L.P. to resign as Administrative Agent. On June 3, 2005, the Company entered into a Second Amendment to the Second Amended and Restated Credit Agreement with Deutsche Bank Trust Company Americas assuming the role of Administrative Agent. As a result of the Second Amendment to the Second Amended and Restated Credit Agreement, the Company expensed $7.0 million of unamortized deferred financing and increased our term loan borrowings by $465.1 million in connection with the financing of the Kerr Acquisition. On October 26, 2005, the Company entered into a Third Amendment to the Second Amended and Restated Credit Agreement (the “New Credit Facility”) that reduced the applicable margin on the term loan.

The New Credit Facility provides (1) a $795.0 million term loan and (2) a $150.0 million revolving credit facility. The proceeds from the new term loan were used to repay the outstanding balance of the term loans from the Second Amendment to the Second Amended and Restated Credit Facility and fund the Kerr Acquisition. The New Credit Facility permits the Company to borrow up to an additional $150.0 million of incremental senior term indebtedness from lenders willing to provide such loans subject to certain restrictions. The terms of the additional indebtedness will be determined by the market conditions at the time of borrowing. The maturity date of the term loan is December 2, 2011, and the maturity date of the revolving credit facility is March 31, 2010. The indebtedness under the New Credit Facility is guaranteed by Holding and all of its domestic subsidiaries. The obligations of Berry Plastics under the New Credit Facility and the guarantees thereof are secured by substantially all of the assets of such entities. At December 31, 2005 and January 1, 2005, there were no borrowings outstanding on the revolving credit facility. The revolving credit facility allows up to $35.0 million of letters of credit to be issued instead of borrowings under the revolving credit facility and up to $10.0 million of swingline loans. At December 31, 2005 and January 1, 2005, the Company had $14.7 million and $8.5 million, respectively, in letters of credit outstanding under the revolving credit facility.

The New Credit Facility contains significant financial and operating covenants, including prohibitions on the ability to incur certain additional indebtedness or to pay dividends, and restrictions on the ability to make capital expenditures. The New Credit Facility also contains borrowing conditions and customary events of default, including nonpayment of principal or interest, violation of covenants, inaccuracy of representations and warranties, cross-defaults to other indebtedness, bankruptcy and other insolvency events (other than in the case of certain foreign subsidiaries). The Company was in compliance with all the financial and operating covenants at December 31, 2005. The term loan amortizes quarterly as follows: $1,987,500 each quarter which began September 30, 2005 and ends September 30, 2010 and $188,315,625 each quarter beginning December 31, 2010 and ending September 30, 2011.

Borrowings under the New Credit Facility bear interest, at the Company’s option, at either (i) a base rate (equal to the greater of the prime rate and the federal funds rate plus 0.5%) plus the applicable margin (the ‘‘Base Rate Loans’’) or (ii) an adjusted eurodollar LIBOR (adjusted for reserves) plus the applicable margin (the ‘‘Eurodollar Rate Loans’’). With respect to the term loan, the ‘‘applicable margin’’ is (i) with respect to Base Rate Loans, 1.25% per annum and (ii) with respect to Eurodollar Rate Loans, 2.00% per annum (6.45% at December 31, 2005 and 4.22% at January 1, 2005). In addition, the applicable margins with respect to the term loan can be further reduced by an additional .25% per annum subject to the Company meeting a leverage ratio target, which was met based on the results through December 31, 2005. With respect to the revolving credit facility, the ‘‘applicable margin’’ is subject to a pricing grid which ranges from 2.75% per annum to 2.00% per annum, depending on the leverage ratio (2.75% based on results through December 31, 2005). The ‘‘applicable margin’’ with respect to Base Rate Loans will always be 1.00% per annum less than the ‘‘applicable margin’’ for Eurodollar Rate Loans. In October 2002, Berry entered into an interest rate collar arrangement to protect $50.0 million of the outstanding variable rate term loan debt from future interest rate volatility. The collar floor is set at 1.97% LIBOR (London Interbank Offering Rate) and capped at 6.75% LIBOR. The agreement was effective January 15, 2003 and expires on July 15, 2006. In June 2005, Berry entered into three separate interest rate swap transactions to protect $300.0 million of the outstanding variable rate term loan debt from future interest rate volatility. The agreements were effective June 3, 2005 and expire on June 3, 2008. The agreements swap three month variable LIBOR contracts for a fixed rate three year rate of 3.897%. At December 31, 2005 and January 1, 2005, shareholders’ equity has been increased (reduced) by $3,548 and ($4), respectively, to adjust the interest rate collar and swap agreements to fair market value. At December 31, 2005, the Company had unused borrowing capacity under the New Credit Facility’s revolving line of credit of $135.3 million.

Future maturities of long-term debt at December 31, 2005 are as follows:

2006	$13,928
2007	12,216
2008	14,193
2009	10,384
2010	194,369
Thereafter	907,831
$1,152,921

Interest paid was $71,151, $53,393, and $40,040, for 2005, 2004, and 2003, respectively. Interest capitalized was $1,230, $1,120, and $860, for 2005, 2004, and 2003, respectively.

Note 7. Lease and Other Commitments

Certain property and equipment are leased using capital and operating leases. In 2005 and 2004, Berry Plastics entered into various capital lease obligations with no immediate cash flow effect resulting in capitalized property and equipment of $11,482 and $2,101, respectively. Total capitalized lease property consists of a building and manufacturing equipment with a cost of $39,113 and $35,148 and related accumulated amortization of $11,132 and $14,353 at December 31, 2005 and January 1, 2005, respectively. Capital lease amortization is included in depreciation expense. Total rental expense from operating leases was approximately $23,210, $14,879, and $11,216 for 2005, 2004, and 2003, respectively.

Future minimum lease payments for capital leases and noncancellable operating leases with initial terms in excess of one year are as follows:

	At December 31, 2005
	Capital Leases	Operating Leases
2006	$6,925	$25,015
2007	4,842	21,628
2008	4,901	19,169
2009	5,658	17,305
2010	693	15,852
Thereafter	8,029	88,835
	31,048	$187,804
Less: amount representing interest	(4,152)
Present value of net minimum lease payments	$26,896

The Company is party to various legal proceedings involving routine claims which are incidental to its business. Although the Company’s legal and financial liability with respect to such proceedings cannot be estimated with certainty, the Company believes that any ultimate liability would not be material to its financial position or results of operations.

The Company has various purchase commitments for raw materials, supplies and property and equipment incidental to the ordinary conduct of business. At December 31, 2005, the Company had committed approximately $52.7 million for resin on order that had not yet been received and $8.8 million to complete capital projects.

Note 8. Income Taxes

For financial reporting purposes, income (loss) before income taxes, by tax jurisdiction, is comprised of the following:

	Year Ended
	December 31, 2005	January 1, 2005	December 27, 2003
Domestic	$43,519	$44,841	$29,556
Foreign	(9,403)	(4,150)	(4,022)
	$34,116	$40,691	$25,534

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets and liabilities are as follows:

	December 31, 2005	January 1, 2005
Deferred tax assets:
Allowance for doubtful accounts	$1,877	$804
Inventory	1,918	1,409
Compensation and benefit accruals	17,114	4,032
Insurance reserves	1,557	363
Net operating loss carryforwards	32,843	29,318
Alternative minimum tax (AMT) credit carryforwards	6,398	3,821
Other	96	—
Total deferred tax assets	61,803	39,747
Valuation allowance	(6,741)	(6,184)
Deferred tax assets, net of valuation allowance	55,062	33,563
Deferred tax liabilities:
Intangibles	88,837	14,793
Property and equipment	35,888	19,418
Other	2,366	382
Total deferred tax liabilities	127,091	34,593
Net deferred tax liability	$(72,029)	$(1,030)

Income tax expense consists of the following:

	Year Ended
	December 31, 2005	January 1, 2005	December 27, 2003
Current:
Federal	$735	$363	$402
Foreign	189	133	61
State	632	472	232
Total current	1,556	968	695
Deferred:
Federal	11,779	13,543	8,608
Foreign	—	(173)	—
State	990	3,402	3,183
Total deferred	12,769	16,772	11,791
Income tax expense	$14,325	$17,740	$12,486

Holding has unused operating loss carryforwards of approximately $65.9 million for federal and state income tax purposes which begin to expire in 2012. AMT credit carryforwards are available to Holding indefinitely to reduce future years' federal income taxes. As a result of the Merger and Kerr Acquisition, the unused operating loss carryforward is subject to an annual limitation. The Company is in the process of finalizing the computation to determine the limitation due to the Kerr Acquisition and have preliminarily estimated the aggregate limit as a result of the Merger and Kerr Acquisition to be approximately $29.6 million per year.

Income taxes paid during 2005, 2004, and 2003 approximated $1,152, $764, and $484, respectively.

A reconciliation of income tax expense, computed at the federal statutory rate, to income tax expense, as provided for in the financial statements, is as follows:

	Year Ended
	December 31, 2005	January 1, 2005	December 27, 2003
Income tax expense computed at statutory rate	$11,941	$14,244	$8,721
State income tax expense, net of federal taxes	1,622	2,518	2,220
Expenses not deductible for income tax purposes	375	394	160
Change in valuation allowance	557	1,288	1,285
Other	(170)	(704)	100
Income tax expense	$14,325	$17,740	$12,486

Note 9. Employee Retirement Plans

In connection with the Kerr Acquisition, the Company acquired two defined benefit pension plans which cover substantially all former employees and former union employees at Kerr’s former Lancaster facility. The Company also acquired a retiree health plan from Kerr, which covers certain healthcare and life insurance benefits for certain retired employees and their spouses. The two defined benefit plans of Kerr and the retiree health plan are all inactive plans and are included in the beginning of year totals in the table below for the year ended December 31, 2005 as a result of the Kerr Acquisition on June 3, 2005. The Company also maintains a defined benefit pension plan covering the Poly-Seal employees under a collective bargaining agreement. The Company uses December 31 as a measurement date for the retirement plans.

	Defined Benefit Pension Plans		Retiree Health Plan
	Year Ended
	December 31, 2005	January 1, 2005	December 31, 2005
Change in benefit obligation:
Benefit obligation at beginning of year	$44,026	$5,639	$9,338
Service cost	257	269	11
Interest cost	1,457	352	268
Actuarial loss (gain)	(1,186)	42	(1,589)
Benefits paid	(2,269)	(198)	(364)
Benefit obligation at end of year	42,285	6,104	7,664
Change in plan assets:
Fair value of plan assets at beginning of year	33,558	4,775	—
Actual return on plan assets	1,898	190	—
Employer contribution	494	415	364
Benefits paid	(2,269)	(198)	(364)
Fair value of plan assets at end of year	33,681	5,182	—
Funded status	(8,604)	(922)	(7,664)
Unrecognized net actuarial loss (gain)	(645)	765	(1,589)
Unrecognized prior service cost	597	686	—
Net amount recognized	$(8,652)	$529	$(9,253)
Amounts recognized in the consolidated balance sheet consisted of:
Prepaid pension	413	529	—
Accrued benefit liability	(10,624)	(1,456)	(9,253)
Intangible assets	597	685	—
Accumulated other comprehensive losses before income taxes	962	771	—
Net amount recognized	$(8,652)	$529	$(9,253)

	Defined Benefit Pension Plans		Retiree Health Plan
	Year Ended
(Percents)	December 31, 2005	January 1, 2005	December 31, 2005
Weighted-average assumptions
Discount rate for benefit obligation	5.5	6.3	5.5
Discount rate for net benefit cost	5.3	6.3	5.0
Expected return on plan assets for net benefit costs	8.0	8.0	—

In evaluating the expected return on plan assets, the Company considered its historical assumptions compared with actual results, an analysis of current market conditions, asset allocations, and the views of advisers. Health-care-cost trend rates were assumed to increase at an annual rate of 9.0 percent in 2006 trending down to 4.5 percent in 2011 and thereafter.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid as follows:

	Defined Benefit Pension Plans	Retiree Health Plan
2006	$3,482	$1,277
2007	3,412	1,173
2008	3,353	1,005
2009	3,311	819
2010	3,247	684
2011-2015	16,253	2,485

In 2006, the Company expects to contribute approximately $2.2 million to its retirement plans to satisfy minimum funding requirements for the year.

Net pension and retiree health benefit expense included the following components:

	Year Ended
	December 31, 2005	January 1, 2005	December 27, 2003
Components of net period benefit cost:
Defined Benefit Pension Plans
Service cost	$257	$269	$223
Interest cost	1,457	352	320
Expected return on plan assets	(1,692)	(399)	(345)
Amortization of prior service cost	91	94	83
Recognized actuarial loss	60	36	12
Net periodic benefit cost	$173	$352	$293

Retiree Health Benefit Plan
Service cost	$11	$—	$—
Interest cost	268	—	—
Net periodic benefit cost	$279	$—	$—

Our defined benefit pension plan asset allocations are as follows:

	Year Ended
	December 31, 2005	January 1, 2005
Asset Category
Equity securities and equity-like instruments	51%	60%
Debt securities	47	34
Other	2	6
Total	100%	100%

The Company’s retirement plan assets are invested with the objective of providing the plans the ability to fund current and future benefit payment requirements while minimizing annual Company contributions. The plans’ asset allocation strategy reflects a long-term growth strategy with approximately 51% allocated to growth investments and 47% allocated to fixed income investments. The Company re-addresses the allocation of its investments on an annual basis.

Berry Plastics also sponsors two defined contribution 401(k) retirement plans covering substantially all employees. Contributions are based upon a fixed dollar amount for employees who participate and percentages of employee contributions at specified thresholds. Contribution expense for these plans were approximately $2,801, $2,020, and $1,408 for 2005, 2004, and 2003, respectively.

Note 10. Stockholders' Equity

Common and Preferred Stock

On July 22, 2002, GS Berry Acquisition Corp., (the “Buyer”) a newly formed entity controlled by various private equity funds affiliated with Goldman, Sachs & Co., merged (the "Merger") with and into Holding, pursuant to an agreement and plan of merger, dated as of May 25, 2002. At the effective time of the Merger, (i) each share of common stock of BPC Holding Corporation issued and outstanding immediately prior to the effective time of the Merger was converted into the right to receive cash pursuant to the terms of the merger agreement, and (ii) each share of common stock of the Buyer issued and outstanding immediately prior to the effective time of the Merger was converted into one share of common stock of Holding.

Notes Receivable from Management

In connection with the Merger, certain senior employees of Holding acquired shares of Holding Common Stock pursuant to an employee stock purchase program. Such employees paid for these shares with any combination of (i) shares of Holding common stock that they held prior to the Merger; (ii) their cash transaction bonus, if any; and (iii) a promissory note. In addition, Holding adopted an employee stock purchase program pursuant to which a number of employees had the opportunity to invest in Holding on a leveraged basis. Employees participating in this program were permitted to finance two-thirds of their purchases of shares of Holding common stock under the program with a promissory note. The promissory notes are secured by the shares purchased and such notes accrue interest which compounds semi-annually at rates ranging from 4.97% to 5.50% per year. Principal and all accrued interest is due and payable on the earlier to occur of (i) the end of the ten-year term, (ii) the ninetieth day following such employee’s termination of employment due to death, “disability”, “redundancy” (as such terms are defined in the 2002 Option Plan) or retirement, or (iii) the thirtieth day following such employee’s termination of employment for any other reason. As of December 31, 2005 and January 1, 2005, the Company had $14,273 and $14,856, respectively, in outstanding notes receivable (principal and interest), which has been classified as a reduction to stockholders’ equity in the consolidated balance sheet, due from employees under this program.

Stock Option Plans

Holding maintains the BPC Holding Corporation 1996 Stock Option Plan (‘‘1996 Option Plan’’), as amended, pursuant to which nonqualified options to purchase 126,700 shares are outstanding. All outstanding options under the 1996 Option Plan are scheduled to expire on July 22, 2012 and no additional options will be granted under it. Option agreements issued pursuant to the 1996 Option Plan generally provide that options become vested and exercisable at a rate of 10% per year based on continued service. Additional options also vest in years during which certain financial targets are attained. Notwithstanding the vesting provisions in the option agreements, all options that were scheduled to vest prior to December 31, 2002 accelerated and became vested immediately prior to the Merger.

Holding has adopted an employee stock option plan (‘‘2002 Option Plan’’), as amended, pursuant to which options to acquire up to 603,248 shares of Holding’s common stock may be granted to its employees, directors and consultants. Options granted under the 2002 Option Plan have an exercise price per share that either (1) is fixed at the fair market value of a share of common stock on the date of grant or (2) commences at the fair market value of a share of common stock on the date of grant and increases at the rate of 15% per year during the term. Generally, options have a ten-year term, subject to earlier expiration upon the termination of the option holder’s employment and other events. Some options granted under the plan become vested and exercisable over a five-year period based on continued service with Holding. Other options become vested and exercisable based on the achievement by Holding of certain financial targets, or if such targets are not achieved, based on continued service with Holding. Upon a change in control of Holding, the vesting schedule with respect to certain options accelerate for a portion of the shares subject to such options.

Financial Accounting Standards Board Statement 123, Accounting for Stock-Based Compensation (“Statement 123”), prescribes accounting and reporting standards for all stock-based compensation plans. Statement 123 provides that companies may elect to continue using existing accounting requirements for stock-based awards or may adopt a new fair value method to determine their intrinsic value. Holding has elected to continue following Accounting Principles Board Opinion No. 25, Accounting For Stock Issued to Employees (“APB 25”) to account for its employee stock options. Under APB 25, because the exercise price of Holding’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized at the grant date.

Information related to the 1996 Option Plan and 2002 Option Plan is as follows:

	December 31, 2005		January 1, 2005		December 27, 2003
	Number Of Shares	Weighted Average Exercise Price	Number Of Shares	Weighted Average Exercise Price	Number Of Shares	Weighted Average Exercise Price
Options outstanding, beginning of period	590,156	$102	530,662	$94	545,684	$86
Options granted	96,051	145	65,465	120	38,713	100
Options exercised	(31,652)	105	(1,640)	53	(9,757)	57
Options forfeited	(29,346)	117	(4,331)	93	(43,978)	101
Options outstanding, end of period	625,209	113	590,156	102	530,662	94

Option price range at end of period	$32 - $163		$32 - $142		$32 - $124
Options exercisable at end of period	365,265		291,879		203,326
Options available for grant at period end	4,216		43,489		22,588
Weighted average fair value of options granted during period	$45		$34		$28

The following table summarizes information about the options outstanding at December 31, 2005:

Range of Exercise Prices	Number Outstanding At December 31, 2005	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2005
$32 - $72	126,700	7 years	$49	118,586
$100	209,297	7 years	$100	111,722
$120	45,526	8 years	$120	18,210
$145	92,946	9 years	$145	11,233
$163	150,740	7 years	$163	105,514
	625,209			365,265

Stockholders Agreements

In connection with the Merger, Holding entered into a stockholders’ agreement with GSCP 2000 and other private equity funds affiliated with Goldman, Sachs & Co., which in the aggregate own a majority of the common stock, and J.P. Morgan Partners Global Investors, L.P. and other private equity funds affiliated with J.P. Morgan Securities Inc., which own approximately 28% of the common stock. GSCP 2000 and other private equity funds affiliated with Goldman, Sachs & Co., have the right to designate seven members of the board of directors, one of which shall be a member of management, and J.P. Morgan Partners Global Investors, L.P. and other private equity funds affiliated with J.P. Morgan Securities Inc. have the right to designate two members of the board of directors. The stockholders’ agreement contains customary terms including terms regarding transfer restrictions, rights of first offer, tag along rights, drag along rights, preemptive rights and veto rights.

Note 11. Related Party Transactions

In connection with the Landis Acquisition, the Company paid $1.7 million to entities affiliated with Goldman, Sachs & Co. and $0.8 million to J.P. Morgan Securities Inc., an affiliate of J.P. Morgan Chase & Co., for advisory and other services. Goldman Sachs and J.P. Morgan acted as joint book-running managers in the issuance of the Add-on Notes and received fees of approximately $1.0 million and $1.0 million, respectively, for services performed. Goldman Sachs Credit Partners, L.P., an affiliate of Goldman Sachs, acted as the administrative agent, joint lead arranger and joint bookrunner for the Amended and Restated Credit Facility and received fees of $0.5 million for services provided. JP Morgan Chase Bank, an affiliate of J.P. Morgan, acted as the joint lead arranger and joint bookrunner for the Amended and Restated Credit Facility for consideration of $0.5 million.

Goldman Sachs Credit Partners, L.P., an affiliate of Goldman Sachs, acted as the administrative agent, joint lead arranger and joint bookrunner for the Second Amended and Restated Credit Facility without separate compensation. JP Morgan Chase Bank, an affiliate of J.P. Morgan, acted as the joint lead arranger and joint bookrunner for the Second Amended and Restated Credit Facility for consideration of approximately $0.4 million. In addition, the Company entered into four resin forward contracts in the fourth quarter of 2004 ranging from 6.0 million to 33.6 million annual pounds of resin with J. Aron & Company, a division of Goldman, Sachs & Co., and enters into foreign currency transactions through its normal course of business with Goldman, Sachs & Co. In June 2005, Berry entered into two separate interest rate swap transactions for $100.0 million each with an affiliate of Goldman Sachs and an affiliate of J.P. Morgan to protect a portion of the outstanding variable rate term loan debt from future interest rate volatility.

In connection with the Kerr Acquisition, the Company paid $2.7 million to entities affiliated with Goldman, Sachs & Co. and $1.3 million to entities affiliated with J.P. Morgan Chase & Co., for advisory and other services. Goldman Sachs and J.P. Morgan Chase Bank, an affiliate of J.P. Morgan, acted as co-syndication agents, joint lead arrangers, and joint bookrunners for the Second Amendment to the Second Amended and Restated Credit Facility for consideration of $2.7 million and $2.4 million, respectively. Goldman Sachs Credit Partners, L.P., an affiliate of Goldman Sachs, acted as the co-syndication agent, joint lead arranger and joint bookrunner for the Third Amendment to the Second Amended and Restated Credit Facility without separate compensation. JP Morgan Chase Bank, an affiliate of J.P. Morgan, acted as the co-syndication agent, joint lead arranger, and joint bookrunner for the Third Amendment to the Second Amended and Restated Credit Facility for consideration of $0.5 million. Also, affiliates of Goldman Sachs & Co. and J.P. Morgan invest in a portion of the Company’s credit facilities in its normal course of business.

Note 12. Financial Instruments

Holding’s and the Company's financial instruments generally consist of cash and cash equivalents, the investment in Southern Packaging, interest rate hedge contracts, resin hedge contracts, and long-term debt. The carrying amounts of Holding’s and the Company's financial instruments approximate fair value at December 31, 2005 except for the 2002 Notes and Add-on Notes for which the fair value exceeded the carrying value by $25.1 million.

In October 2002, Berry entered into an interest rate collar arrangement to protect $50.0 million of the outstanding variable rate term loan debt from future interest rate volatility. In June 2005, Berry entered into three separate interest rate swap transactions to protect $300.0 million of the outstanding variable rate term loan debt from future interest rate volatility. The collar and interest rate swaps are accounted for as fair value hedges and the gains and losses arising from the instruments are recorded concurrently with gains and losses arising from the underlying transactions.

The Company consumes plastic resin during the normal course of production. The fluctuations in the cost of plastic resin can vary the costs of production. As part of its risk management strategy, the Company entered into resin forward hedging transactions constituting approximately 15% of its estimated 2005 resin needs and 10% of its 2006 estimated resin needs based on 2004 volumes prior to the Kerr Acquisition. These contracts obligate the Company to make or receive a monthly payment equal to the difference in the unit cost of resin per the contract and an industry index times the contracted pounds of plastic resin. Such contracts are designated as hedges of a portion of the Company's forecasted purchases through 2006 and are effective in hedging the Company's exposure to changes in resin prices during this period.  The contracts qualify as cash flow hedges under SFAS No. 133 and accordingly are marked to market with unrealized gains and losses deferred through other comprehensive income and recognized in earnings when realized as an adjustment to cost of goods sold. The fair values of these contracts at December 31, 2005 and January 1, 2005 was an unrealized gain, after taxes, of $3.7 million and $5.2 million, respectively.

Note 13. Accumulated Other Comprehensive Income

The accumulated balances related to each component of the other comprehensive income consist of the following:

	December 31, 2005	January 1, 2005
Currency translation	$5,214	$8,479
Minimum pension liability adjustment	(577)	(462)
Unrealized loss on interest rate collar	—	(4)
Unrealized gain on interest rate hedges	3,548	—
Unrealized gain on resin hedge contracts	3,680	5,173
	$11,865	$13,186

Note 14. Operating Segments

In connection with the Kerr Acquisition, Berry reorganized its operations into two reportable segments: rigid open top and rigid closed top. The realignment occurred in an effort to integrate the operations of Kerr, better service the Company’s customers, and provide a more efficient organization. Prior periods have been restated to be aligned with the new reporting structure in order to provide comparable results. The Company evaluates performance and allocates resources to segments based on operating income before depreciation and amortization of intangibles adjusted to exclude (1) uncompleted acquisition expense, (2) acquisition integration expense, (3) plant shutdown expense, and (4) non-cash compensation. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

		Year Ended
	December 31, 2005	January 1, 2005	December 27, 2003
Net sales:
Rigid Closed Top	$394,027	$154,956	$147,297
Rigid Open Top	775,677	659,257	404,579
Total net sales	1,169,704	814,213	551,876

Adjusted EBITDA:
Rigid Closed Top	71,154	29,880	30,228
Rigid Open Top	141,432	131,188	88,609
Total adjusted EBITDA	212,586	161,068	118,837

Total assets:
Rigid Closed Top	789,275	215,552	237,848
Rigid Open Top	858,555	789,592	777,958
Total assets	1,647,830	1,005,144	1,015,806

Goodwill, net:
Rigid Closed Top	210,614	78,375	85,756
Rigid Open Top	284,644	280,508	291,013
Total goodwill, net	495,258	358,883	376,769

Reconciliation of Adjusted EBITDA to net income:
Adjusted EBITDA for reportable segments	$212,586	$161,068	$118,837
Net interest expense	(73,274)	(53,185)	(45,413)
Depreciation	(73,146)	(54,303)	(40,752)
Amortization	(15,574)	(6,513)	(3,326)
Income taxes	(14,325)	(17,740)	(12,486)
Gain on disposal of property and equipment	—	—	7
Loss on investment in Southern Packaging	(1,354)	—	—
Loss on extinguished debt	(7,045)	—	(250)
Uncompleted acquisition expense	—	—	(1,041)
Acquisition integration expense	(5,925)	(3,969)	(1,424)
Plant shutdown expense	—	(1,822)	(1,104)
Non-cash compensation	(2,152)	(585)	—
Net income	$19,791	$22,951	$13,048

Note 15. Condensed Consolidating Financial Information

Holding conducts its business through its wholly owned subsidiary, Berry. Holding and all of Berry’s domestic subsidiaries fully, jointly, severally, and unconditionally guarantee on a senior subordinated basis the 2002 Notes and Add-on Notes issued by Berry. Berry and all of Berry’s subsidiaries are 100% directly or indirectly owned by Holding. Separate narrative information or financial statements of guarantor subsidiaries have not been included as management believes they would not be material to investors. Presented below is condensed consolidating financial information for Holding, Berry, and its subsidiaries at December 31, 2005 and January 1, 2005 and for the fiscal years ended December 31, 2005, January 1, 2005, and December 27, 2003. The equity method has been used with respect to investments in subsidiaries.

	December 31, 2005
	BPC Holding Corporation(Parent)	Berry Plastics Corporation (Issuer)	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Consolidating Balance Sheets
Current assets	$—	$132,192	$224,471	$22,826	$—	$379,489
Net property and equipment	—	91,831	311,649	19,964	—	423,444
Other noncurrent assets	203,388	1,292,315	703,500	13,214	(1,367,520)	844,897
Total assets	$203,388	$1,516,338	$1,239,620	$56,004	$(1,367,520)	$1,647,830

Current liabilities	$—	$81,349	$87,269	$9,090	$—	$177,708
Noncurrent liabilities	—	1,231,601	1,333,925	40,783	(1,339,575)	1,266,734
Equity (deficit)	203,388	203,388	(181,574)	6,131	(27,945)	203,388
Total liabilities and equity (deficit)	$203,388	$1,516,338	$1,239,620	$56,004	$(1,367,520)	$1,647,830

	January 1, 2005
	BPC Holding Corporation(Parent)	Berry Plastics Corporation (Issuer)	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Consolidating Balance Sheets
Current assets	$—	$68,449	$139,338	$12,012	$—	$219,799
Net property and equipment	—	76,555	188,841	16,576	—	281,972
Other noncurrent assets	183,891	770,971	363,091	12,328	(826,908)	503,373
Total assets	$183,891	$915,975	$691,270	$40,916	$(826,908)	$1,005,144

Current liabilities	$—	$81,053	$42,004	$6,648	$—	$129,705
Noncurrent liabilities	—	651,031	747,720	27,258	(734,461)	691,548
Equity (deficit)	183,891	183,891	(98,454)	7,010	(92,447)	183,891
Total liabilities and equity (deficit)	$183,891	$915,975	$691,270	$40,916	$(826,908)	$1,005,144

	Year Ended December 31, 2005
	BPC Holding Corporation (Parent)	Berry Plastics Corporation (Issuer)	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Consolidating Statements of Income
Net sales	$—	$283,261	$859,192	$27,251	$—	$1,169,704
Cost of goods sold	—	202,631	712,325	28,414	—	943,370
Gross profit	—	80,630	146,867	(1,163)	—	226,334
Operating expenses	(55,315)	41,578	119,540	4,742	—	110,545
Operating income (loss)	55,315	39,052	27,327	(5,905)	—	115,789
Other expense	—	—	—	1,354	—	1,354
Interest expense (income), net	(778)	(26,219)	98,127	2,144	—	73,274
Loss on extinguished debt	—	7,045	—	—	—	7,045
Income taxes	35	13,835	266	189	—	14,325
Equity in net (income) loss from subsidiary	36,267	80,658	9,592	—	(126,517)	—
Net income (loss)	$19,791	$(36,267)	$(80,658)	$(9,592)	$126,517	$19,791

Consolidating Statements of Cash Flows
Net income (loss)	$19,791	$(36,267)	$(80,658)	$(9,592)	$126,517	$19,791
Non-cash expenses	2,152	36,861	69,302	5,670	—	113,985
Equity in net (income) loss from subsidiary	36,267	80,658	9,592	—	(126,517)	—
Changes in working capital	(776)	(17,902)	(10,141)	(3,411)	—	(32,230)
Net cash provided by (used for) operating activities	57,434	63,350	(11,905)	(7,333)	—	101,546
Net cash used for investing activities	—	(478,962)	(24,219)	(16,817)	—	(519,998)
Net cash provided by (used for) financing activities	(57,434)	438,341	36,395	25,884	—	443,186
Effect on exchange rate changes on cash	—	—	—	(242)	—	(242)
Net increase in cash and cash equivalents	—	22,729	271	1,492	—	24,492
Cash and cash equivalents at beginning of year	—	85	42	137	—	264
Cash and cash equivalents at end of year	$—	$22,814	$313	$1,629	$—	$24,756

	Year Ended January 1, 2005
	BPC Holding Corporation (Parent)	Berry Plastics Corporation (Issuer)	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Consolidating Statements of Income
Net sales	$—	$236,448	$554,107	$23,658	$—	$814,213
Cost of goods sold	—	166,248	449,760	23,321	—	639,329
Gross profit	—	70,200	104,347	337	—	174,884
Operating expenses	(39,306)	37,072	79,493	3,749	—	81,008
Operating income (loss)	39,306	33,128	24,854	(3,412)	—	93,876
Interest expense (income), net	(772)	(15,007)	68,226	738	—	53,185
Income taxes (benefit)	42	17,458	281	(41)	—	17,740
Equity in net (income) loss from subsidiary	17,085	47,762	4,109	—	(68,956)	—
Net income (loss)	$22,951	$(17,085)	$(47,762)	$(4,109)	$68,956	$22,951

Consolidating Statements of Cash Flows
Net income (loss)	$22,951	$(17,085)	$(47,762)	$(4,109)	$68,956	$22,951
Non-cash expenses	585	33,596	42,565	3,485	—	80,231
Equity in net (income) loss from subsidiary	17,085	47,762	4,109	—	(68,956)	—
Changes in working capital	(775)	10,520	(36,689)	(1,005)	—	(27,949)
Net cash provided by (used for) operating activities	39,846	74,793	(37,777)	(1,629)	—	75,233
Net cash provided by (used for) investing activities	—	(21,125)	(26,426)	2,074	—	(45,477)
Net cash provided by (used for) financing activities	(39,846)	(77,869)	62,575	(568)	—	(55,708)
Effect on exchange rate changes on cash	—	—	—	24	—	24
Net increase (decrease) in cash and cash equivalents	—	(24,201)	(1,628)	(99)	—	(25,928)
Cash and cash equivalents at beginning of year	—	24,286	1,670	236	—	26,192
Cash and cash equivalents at end of year	$—	$85	$42	$137	$—	$264

	Year Ended December 27, 2003
	BPC Holding Corporation (Parent)	Berry Plastics Corporation (Issuer)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Consolidating Statements of Income
Net sales	$—	$200,886	$328,984	$22,006	$—	$551,876
Cost of goods sold	—	140,139	259,720	20,891	—	420,750
Gross profit	—	60,747	69,264	1,115	—	131,126
Operating expenses	(25,840)	34,536	47,545	3,695	—	59,936
Operating income (loss)	25,840	26,211	21,719	(2,580)	—	71,190
Other income	—	—	(7)	—	—	(7)
Interest expense, net	(763)	(592)	45,326	1,442	—	45,413
Loss on extinguished debt	—	250	—	—	—	250
Income taxes	27	12,388	10	61	—	12,486
Equity in net (income) loss from subsidiary	13,528	27,693	4,083	—	(45,304)	—
Net income (loss)	$13,048	$(13,528)	$(27,693)	$(4,083)	$45,304	$13,048

Consolidating Statements of Cash Flows
Net income (loss)	$13,048	$(13,528)	$(27,693)	$(4,083)	$45,304	$13,048
Non-cash expenses	—	26,817	28,136	3,227	—	58,180
Equity in net (income) loss from subsidiary	13,528	27,693	4,083	—	(45,304)	—
Changes in working capital	(758)	1,159	7,463	681	—	8,545
Net cash provided by (used for) operating activities	25,818	42,141	11,989	(175)	—	79,773
Net cash used for investing activities	—	(244,511)	(16,474)	(4,667)	—	(265,652)
Net cash provided by (used for) financing activities	(25,819)	211,499	5,891	5,250	—	196,821
Effect on exchange rate changes on cash	—	—	—	(363)	—	(363)
Net increase (decrease) in cash and cash equivalents	(1)	9,129	1,406	45	—	10,579
Cash and cash equivalents at beginning of year	1	15,157	264	191	—	15,613
Cash and cash equivalents at end of year	$—	$24,286	$1,670	$236	$—	$26,192

Note 16. Quarterly Financial Data (Unaudited)

The following table contains selected unaudited quarterly financial data for fiscal years 2005 and 2004.

	2005				2004
	First	Second	Third	Fourth	First	Second	Third	Fourth

Net sales	$225,310	$282,871	$342,305	$319,218	$191,726	$211,041	$204,803	$206,643
Cost of sales	184,016	233,477	273,129	252,748	148,615	164,565	160,824	165,325
Gross profit	$41,294	$49,394	$69,176	$66,470	$43,111	$46,476	$43,979	$41,318

Net income	$3,799	$1,751	$9,085	$5,156	$4,822	$7,391	$6,641	$4,097

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 22nd day of March, 2006.

BPC HOLDING CORPORATION

By /s/ Ira G. Boots
Ira G. Boots
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Joseph H. Gleberman	Chairman of the Board of Directors	March 22, 2006
Joseph H. Gleberman
/s/ Ira G. Boots	President, Chief Executive Officer and Director (Principal Executive Officer)	March 22, 2006
Ira G. Boots
/s/ James M. Kratochvil	Executive Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)	March 22, 2006
James M. Kratochvil

/s/ Gregory J. Landis	Director	March 22, 2006
Gregory J. Landis

/s/ Christopher C. Behrens	Director	March 22, 2006
Christopher C. Behrens
/s/ Terry R. Peets	Director	March 22, 2006
Terry R. Peets
/s/ Stephen S. Trevor	Director	March 22, 2006
Stephen S. Trevor
/s/ Mathew J. Lori	Director	March 22, 2006
Mathew J. Lori

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 22nd day of March, 2006.

BERRY PLASTICS CORPORATION

By /s/ Ira G. Boots
Ira G. Boots
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Joseph H. Gleberman	Chairman of the Board of Directors	March 22, 2006
Joseph H. Gleberman
/s/ Ira G. Boots	President, Chief Executive Officer and Director (Principal Executive Officer)	March 22, 2006
Ira G. Boots
/s/ James M. Kratochvil	Executive Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)	March 22, 2006
James M. Kratochvil

/s/ Gregory J. Landis	Director	March 22, 2006
Gregory J. Landis

/s/ Christopher C. Behrens	Director	March 22, 2006
Christopher C. Behrens
/s/ Terry R. Peets	Director	March 22, 2006
Terry R. Peets
/s/ Stephen S. Trevor	Director	March 22, 2006
Stephen S. Trevor
/s/ Mathew J. Lori	Director	March 22, 2006
Mathew J. Lori

 Supplemental Information To Be Furnished With Reports Filed Pursuant To Section 15(d) Of The Act By Registrant Which Has Not Registered Securities Pursuant To Section 12 Of The Act

The Registrants have not sent any annual report or proxy material to security holders.

INDEX

EXHIBIT
NO.                                DESCRIPTION OF EXHIBIT

2.1
Agreement and Plan of Merger, dated as of May 25, 2002, among GS Berry Acquisition Corp., GS Capital Partners 2000, L.P., GS Capital Partners 2000 Offshore, L.P., GS Capital Partners 2000 GmbH & Co. Beteiligungs KG, Bridge Street Special Opportunities Fund 2000, L.P., GS Capital Partners 2000 Employee Fund, L.P., Stone Street Fund 2000, Holding, the Company, the Stockholders listed on Schedule 1 attached thereto, Atlantic Equity Partners International II, L.P., J.P. Morgan Partners (SBIC), LLC, BPC Equity, LLC and Ira G. Boots (filed as Exhibit 2.1 to the Current Report on Form 8-K filed on July 31, 2002 (the "Form 8-K") and incorporated herein by reference)

2.2
First Amendment dated as of July 17, 2002 among GS Berry Acquisition Corp., GS Capital Partners 2000, L.P., GS Capital Partners 2000 Offshore, L.P., GS Capital Partners 2000 GmbH & Co. Beteiligungs KG, Bridge Street Special Opportunities Fund 2000, L.P., GS Capital Partners 2000 Employee Fund, L.P., Stone Street Fund 2000, Holding, the Company, the Stockholders listed on Schedule 1 attached thereto, Atlantic Equity Partners International II, L.P., J.P. Morgan Partners (SBIC), LLC, BPC Equity, LLC and Ira G. Boots to the Agreement and Plan of Merger, dated as of May 25, 2002 (filed as Exhibit 2.2 to the Form 8-K and incorporated herein by reference)

2.3
Second Amendment dated as of July 22, 2002 among GS Berry Acquisition Corp., GS Capital Partners 2000, L.P., GS Capital Partners 2000 Offshore, L.P., GS Capital Partners 2000 GmbH & Co. Beteiligungs KG, Bridge Street Special Opportunities Fund 2000, L.P., GS Capital Partners 2000 Employee Fund, L.P., Stone Street Fund 2000, Holding, the Company, the Stockholders listed on Schedule 1 attached thereto, Atlantic Equity Partners International II, L.P., J.P. Morgan Partners (SBIC), LLC, BPC Equity, LLC and Ira G. Boots to the Agreement and Plan of Merger, dated as of May 25, 2002 (filed as Exhibit 2.3 to the Form 8-K and incorporated herein by reference)

2.4
The Agreement and Plan of Merger dated as of October 15, 2003, by and among the Company, Berry Plastics Acquisition Corporation IV, Landis, all the shareholders of Landis, the Real Estate Sellers (as defined therein) and Gregory J. Landis, as the Shareholder Representative (as defined therein) (filed as Exhibit 2.1 to the Current Report on Form 8-K filed on December 5, 2003 (the “Landis Form 8-K”) and incorporated herein by reference)

2.5
Amended and Restated Agreement and Plan of Merger, dated as of May 31, 2005, by and among the Company, Berry Plastics Acquisition Corporation VI, Kerr, the sellers listed on the Signature Pages thereto and Freemont Acquisition Company, L.L.C. as Sellers’ Representative (filed as Exhibit 99.1 to the Current Report on Form 8-K filed on June 8, 2005 (the “Kerr Form 8-K”) and incorporated herein by reference)

3.1	Certificate of Incorporation of the Company (filed as Exhibit 3.3 to the Registration Statement on Form S-1 filed on February 24, 1994 (the “Form S-1”) and incorporated herein by reference)

3.2	Bylaws of the Company (filed as Exhibit 3.4 to the Form S-1 and incorporated herein by reference)

3.3
Amended and Restated Certificate of Incorporation of BPC Holding Corporation (“Holding”) (filed as Exhibit 4.1 to the Form S-8 filed on August 6, 2002 (the “Form S-8”) and incorporated herein by reference)

3.4	Amended and Restated Bylaws of Holding (filed as Exhibit 4.2 to the Form S-8 and incorporated herein by reference)

4.1
The Indenture, dated as of July 22, 2002, among Holding, the Company, the other guarantors listed on the signature page thereof, and U.S. Bank Trust National Association, as trustee relating to the 10 3/4% Senior Subordinated Notes due 2012 (filed as Exhibit 4.1 to the Form-S-4 filed on August 16, 2002 “2002 Form S-4” and incorporated herein by reference)

4.2
The Registration Rights Agreement, dated November 20, 2003, among the Company, Holding, the other guarantors listed on the signature page thereof, and J.P. Morgan Securities Inc., Goldman Sachs & Co., as Initial Purchasers relating to the 10¾% Senior Subordinated Notes due 2012 (filed as Exhibit 4.2 to the Form S-4 filed on January 9 2004 “2004 Form S-4” and incorporated herein by reference)

4.3
Supplemental Indenture, dated as of August 6, 2002, among the Company, Holding, Berry Iowa Corporation, Packerware Corporation, Knight Plastics, Inc., Berry Sterling Corporation, Berry Plastic Design Corporation, Poly-Seal Corporation, Berry Plastics Acquisitions Corporation III, Venture Packaging, Inc., Venture Packaging Midwest, Inc., Berry Plastics Technical Services, Inc., CPI Holding Corporation, Aerocon, Inc., Pescor, Inc., Berry Tri-Plas Corporation and Cardinal Packaging, Inc., the new guarantors listed on the signature page thereof, and U.S. Bank Trust National Association, as trustee (filed as Exhibit 4.3 to the 2002 Form-S-4 and incorporated herein by reference)

4.4
Second Supplemental Indenture, dated as of November 20, 2003, among Landis Plastics, Inc., the Company, Holding, Berry Iowa Corporation, Packerware Corporation, Knight Plastics, Inc., Berry Sterling Corporation, Berry Plastic Design Corporation, Poly-Seal Corporation, Berry Plastics Acquisitions Corporation III, Venture Packaging, Inc., Venture Packaging Midwest, Inc., Berry Plastics Technical Services, Inc., CPI Holding Corporation, Aerocon, Inc., Pescor, Inc., Berry Tri-Plas Corporation, Cardinal Packaging, Inc., Berry Plastics Acquisition Corporation IV, Berry Plastics Acquisition Corporation V, Berry Plastics Acquisition Corporation VI, Berry Plastics Acquisition Corporation VII, Berry Plastics Acquisition Corporation VIII, Berry Plastics Acquisition Corporation IX, Berry Plastics Acquisition Corporation X, Berry Plastics Acquisition Corporation XI, Berry Plastics Acquisition Corporation XII, Berry Plastics Acquisition Corporation XIII, Berry Plastics Acquisition Corporation XIV, LLC, Berry Plastics Acquisition Corporation XV, LLC, and U.S. Bank Trust National Association, as trustee (filed as Exhibit 4.4 to the 2004 Form-S-4 and incorporated herein by reference)

10.1
Stockholders Agreement dated as of July 22, 2002, among Holding, GS Capital Partners 2000, L.P., GS Capital Partners Offshore, L.P., GS Capital Partners 2000 GmbH & Co. Beteiligungs KG, GS Capital Partners 2000 Employee Fund, L.P., Stone Street Fund 2000, L.P., Bridge Street Special Opportunities Fund 2000, L.P., Goldman Sachs Direct Investment Fund 2000, L.P., J.P. Morgan Partners (BHCA), L.P., J.P. Morgan Partners Global Investors, L.P., J.P. Morgan Partners Global Investors (Cayman), L.P., J.P. Morgan Partners Global Investors (Cayman) II, L.P. and J.P. Morgan Partners Global Investors A, L.P. (filed as Exhibit 10.1 to the 2002 Form-S-4 and incorporated herein by reference)

10.2
Stockholders Agreement dated as of July 22, 2002, among Holding, and those stockholders listed on Schedule A attached thereto (filed as Exhibit 4.6 to the Form S-8 and incorporated herein by reference)

10.3
Second Amended and Restated Credit and Guaranty Agreement, dated as of November 10, 2003, by and among the Company, Holding, certain subsidiaries of the Company, the lenders named therein (the “Lenders”), Goldman Sachs Credit Partners L.P., as Administrative Agent (the “Administrative Agent”), JPMorgan Chase Bank, as Syndication Agent (the “Syndication Agent”), Fleet National Bank, as Collateral Agent, Issuing Bank and Swing Line Lender (the “Collateral Agent”) and The Royal Bank of Scotland and General Electric Capital Corporation, as Co-Documentation Agents (the “Co-Documentation Agents”) (filed as Exhibit 10.3 to the Annual report on Form 10-K filed on March 22, 2005 (the “2004 Form 10-K”) and incorporated herein by reference)

10.4	First Amendment to the Second Amended and Restated Credit and Guaranty Agreement dated as of December 31, 2005 (filed as Exhibit 10.4 to the 2004 Form 10-K and incorporated herein by reference)

10.5
Second Amendment to the Second Amended and Restated Credit and Guaranty Agreement among the Company, Holding, certain subsidiaries of the Company as Guarantors, the lenders party thereto (the “Lenders”), Goldman Sachs Credit Partners L.P. and JPMorgan Chase Bank, as joint lead arrangers, joint book runners and co-syndication agents, Deustche Bank Trust Company Americas, as Administrative Agent, Collateral Agent, an Issuing Bank and Swing Line Lender, Bank of America, N.A. as Issuing Bank and predecessor Swing Line Lender, The Royal Bank of Scotland and General Electric Capital Corporation, as Co-Documentation Agents (filed as Exhibit 10.1 to the Kerr Form 8-K and incorporated herein by reference)

10.6*	Third Amendment to the Second Amended and Restated Credit and Guaranty Agreement dated as of October 26, 2005

10.7
Counterpart Agreement dated as of November 20, 2003, by and among the Company, Holding, certain subsidiaries of the Company (including Landis), the Lenders, the Administrative Agent, the Syndication Agent, the Collateral Agent and the Co-Documentation Agents (filed as Exhibit 10.4 to the 2004 Form-S-4 and incorporated herein by reference)

10.8
Pledge Supplement, dated as of November 20, 2003, among the Company, the other Grantors named therein, and Fleet National Bank, as the Collateral Agent. (filed as Exhibit 10.5 to the 2004 Form-S-4 and incorporated herein by reference)

10.9	Employment Agreement dated December 24, 1990, as amended, between the Company and R. Brent Beeler ("Beeler") (filed as Exhibit 10.10 to the Form S-1 and incorporated herein by reference)

10.10
Amendment to Beeler Employment Agreement dated November 30, 1995 (filed as Exhibit 10.8 to the Annual report on Form 10-K filed on March 28, 1996 (the “1995 Form 10-K”) and incorporated herein by reference)

10.11
Amendment to Beeler Employment Agreement dated June 30, 1996 (filed as Exhibit 10.7 to the Registration Statement on Form S-4 filed on July 17, 1996 (the "1996 Form S-4") and incorporated herein by reference)

10.12	Amendment to Beeler Employment Agreement dated as of June 30, 2001 (filed as Exhibit 10.19 to the 2002 Form S-4 and incorporated herein by reference)

10.13	Employment Agreement dated December 24, 1990 as amended, between the Company and James M. Kratochvil ("Kratochvil") (filed as Exhibit 10.12 to the Form S-1 and incorporated herein by reference)

10.14	Amendment to Kratochvil Employment Agreement dated November 30, 1995 (filed as Exhibit 10.12 to the 1995 Form 10-K and incorporated herein by reference)

10.15	Amendment to Kratochvil Employment Agreement dated June 30, 1996 (filed as Exhibit 10.13 to the 1996 Form S-4 and incorporated herein by reference)

10.16	Amendment to Kratochvil Employment Agreement dated June 30, 2001 (filed as Exhibit 10.21 to the 2002 Form S-4 and incorporated herein by reference)

10.17	Employment Agreement dated as of January 1, 1993, between the Company and Ira G. Boots ("Boots") (filed as Exhibit 10.13 to the Form S-1 and incorporated herein by reference)

10.18	Amendment to Boots Employment Agreement dated November 30, 1995 (filed as Exhibit 10.14 to the 1995 Form 10-K and incorporated herein by reference)

10.19	Amendment to Boots Employment Agreement dated June 30, 1996 (filed as Exhibit 10.16 to the 1996 Form S-4 and incorporated herein by reference)

10.20	Amendment to Boots Employment Agreement dated June 30, 2001 (filed as Exhibit 10.20 to the 2002 Form S-4 and incorporated herein by reference)

10.21*	Employment Agreement dated as of October 4, 1996, between the Company and Randall J. Hobson

10.22*	Amendment to Hobson Employment Agreement dated June 30, 2001

10.23*	Employment Agreement dated as of November 22, 1999, between the Company and G. Adam Unfried

10.24*	Amendment to Unfried Employment Agreement dated November 23, 2004

10.25*	Amendment to Unfried Employment Agreement dated March 10, 2006

10.26	Amended and Restated Holding 2002 Stock Option Plan dated March 3, 2004 (filed as Exhibit 10.21 to the 2004 Form S-1 and incorporated herein by reference)

10.27	Amendment to Amended and Restated Holding 2002 Stock Option Plan (filed as Exhibit 10.24 to the 2004 Form 10-K)

10.28*	Additional Amendment to Amended and Restated Holding 2002 Stock Option Plan

10.29	Holding Key Employee Equity Investment Program dated August 5, 2002 (filed as Exhibit 4.6 to the Form S-8 and incorporated herein by reference)

12.1*	Ratio of earnings to fixed charges

21.1*List of subsidiaries

31.1* Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer

31.2* Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer

32.1*Section 1350 Certification of the Chief Executive Officer

32.2*Section 1350 Certification of the Chief Financial Officer

* Filed herewith.