Form 10-Q
period 2006-09-30
BERRY PLASTICS HOLDING CORP
filed 2006-11-14
CIK 919465

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006
or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from___________________to__________________

Commission File Number 33-75706
BERRY PLASTICS HOLDING CORPORATION
(formerly known as BPC Holding Corporation)
(Exact name of registrant as specified in its charter)
Delaware	35-1814673
(State or other jurisdiction of incorporation or organization)	(IRS employer identification number)

Registrant’s telephone number, including area code: (812) 424-2904

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X]Yes [ ]No

Indicate by check mark whether the registrant are large accelerated filers, accelerated filers or non-accelerated filers. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one): Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of November 6, 2006, all of the outstanding 100 shares of the Common Stock, $.01 par value, of Berry Plastics Holding Corporation were held by Berry Plastics Group, Inc. The financial presentation presented in the Berry Plastics Holding Corporation financial statements reflects the consolidated operations and financial position including the results and equity structure of Berry Plastics Group, Inc.

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

Berry Plastics Holding Corporation

Form 10-Q Index

For Quarterly Period Ended September 30, 2006

Part 1. Financial Information
Item 1. Financial Statements

Berry Plastics Holding Corporation
Consolidated Balance Sheets
(In Thousands of Dollars, except share information)

	Company	Predecessor
	September 30, 2006	December 31, 2005
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$16,285	$24,756
Accounts receivable (less allowance for doubtful accounts of $6,347 at September 30, 2006 and $5,766 at December 31, 2005)	161,410	140,443
Inventories:
Finished goods	109,357	101,632
Raw materials and supplies	54,672	50,716
	164,029	152,348
Deferred income taxes	—	22,905
Prepaid expenses and other current assets	28,570	39,037
Total current assets	370,294	379,489

Property and equipment:
Land	12,334	12,292
Buildings and improvements	82,024	92,810
Equipment and construction in progress	359,444	497,364
	453,802	602,466
Less accumulated depreciation	2,430	179,022
	451,372	423,444

Intangible assets	1,789,164	844,897
Total assets	$2,610,830	$1,647,830

Berry Plastics Holding Corporation
Consolidated Balance Sheets (continued)
(In Thousands of Dollars, except share information)

	Company	Predecessor
	September 30, 2006	December 31, 2005
	(Unaudited)
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$98,689	$64,970
Accrued interest	4,990	20,165
Employee compensation, payroll and other taxes	55,964	43,915
Accrued expenses and other current liabilities	34,983	34,730
Current portion of long-term debt	13,037	13,928
Total current liabilities	207,663	177,708

Long-term debt, less current portion	1,882,350	1,146,692
Deferred income taxes	94,464	94,934
Other long-term liabilities	23,959	25,108
Total liabilities	2,208,436	1,444,442
Stockholders' equity:
Common Stock; $.01 par value: 200,000,000 shares authorized; 4,931,011 shares issued and outstanding at September 30, 2006	49	—
Additional paid-in capital	493,052	346,943
Adjustment of the carryover basis of continuing stockholders	(69,738)	(196,603)
Notes receivable - common stock	(9,805)	(14,273)
Common stock (Predecessor)	—	34
Treasury stock (Predecessor)	—	(3,547)
Retained earnings (deficit)	(11,266)	58,969
Accumulated other comprehensive income	102	11,865
Total stockholders’ equity	402,394	203,388
Total liabilities and stockholders’ equity	$2,610,830	$1,647,830

See notes to consolidated financial statements.

Berry Plastics Holding Corporation
Consolidated Statements of Operations
(In Thousands of Dollars)

	Company	Predecessor		Company	Predecessor
	Period from 9/20/06- 9/30/06	Period from 7/02/06- 9/19/06	13 Weeks Ended 10/01/05	Period from 9/20/06- 9/30/06	Period from 1/01/06- 9/19/06	39 Weeks Ended 10/01/05
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net sales	$46,407	$317,398	$342,305	$46,407	$1,048,476	$850,486
Cost of goods sold	42,248	255,488	273,129	42,248	839,429	690,622
Gross profit	4,159	61,910	69,176	4,159	209,047	159,864

Operating Expenses:
Selling	1,319	8,112	9,693	1,319	28,255	24,588
General and administrative	2,477	12,091	13,429	2,477	43,885	31,854
Research and development	277	1,580	1,994	277	5,455	4,450
Amortization of intangibles	859	4,438	4,674	859	15,127	8,432
Merger expenses	—	70,122	—	—	70,122	—
Other expenses	105	963	2,107	105	4,744	2,800
Operating income (loss)	(878)	(35,396)	37,279	(878)	41,459	87,740

Other expenses (income):
Unrealized loss (gain) on investment in Southern Packaging	—	—	(384)	—	(299)	1,185
Gain on disposal of equipment	—	—	(41)	—	—	(41)
Income (loss) before interest and taxes	(878)	(35,396)	37,704	(878)	41,758	86,596
Interest:
Expense	4,593	19,592	21,416	4,593	64,710	51,951
Loss on extinguished debt	5,875	34,041	—	5,875	34,041	7,045
Income	(90)	(289)	(261)	(90)	(901)	(673)
Income (loss) before income taxes	(11,256)	(88,740)	16,549	(11,256)	(56,092)	28,273
Income taxes (benefit)	10	(13,720)	7,464	10	1,011	13,638
Net income (loss)	$(11,266)	$(75,020)	$9,085	$(11,266)	$(57,103)	$14,635

See notes to consolidated financial statements.

Berry Plastics Holding Corporation
Consolidated Statements of Changes in Stockholders' Equity
(Unaudited)
(In Thousands of Dollars)

	Common Stock	Additional Paid-In Capital	Adjustment of the carryover basis of continuing stockholders	Notes receivable - common stock	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Losses)	Total
Predecessor:
Balance at December 31, 2005	$34	$346,943	$(196,603)	$(14,273)	$(3,547)	$58,969	$11,865	$203,388
Collection on notes receivable	—	—	—	3,234	—	—	—	3,234
Purchase of treasury stock	—	(204)	—	—	(827)	—	—	(1,031)
Sale of treasury stock	—	—	—	—	873	—	—	873
Interest on notes receivable	—	—	—	(488)	—	—	—	(488)
Stock-based compensation	—	2,856	—	—	—	—	—	2,856
Translation gains	—	—	—	—	—	—	2,145	2,145
Other comprehensive losses	—	—	—	—	—	—	(274)	(274)
Net loss	—	—	—	—	—	(57,103)	—	(11,266)
Balance at September 19, 2006	$34	$349,595	$(196,603)	$(11,527)	$(3,501)	$1,866	$13,736	$153,600
Company:
Balance at September 20, 2006	$—	$—	$—	$—	$—	$—	$—	$—
Fair value adjustment on rolled stock	—	—	(69,738)	—	—	—	—	(69,738)
Issuance of common stock	49	493,052	—	(9,805)	—	—	—	483,296
Translation gains	—	—	—	—	—	—	128	128
Other comprehensive losses	—	—	—	—	—	—	(26)	(26)
Net loss	—	—	—	—	—	(11,266)	—	(11,266)
Balance at September 30, 2006	$49	$493,052	$(69,738)	$(9,805)	$—	$(11,266)	$102	$402,394

See notes to consolidated financial statements.

Berry Plastics Holding Corporation
Consolidated Statements of Cash Flows
(In Thousands of Dollars)

	Company	Predecessor
	Period from 9/20/06- 9/30/06	Period from 1/01/06- 9/19/06	39 Weeks Ended 10/01/05
	(Unaudited)	(Unaudited)	(Unaudited)
Operating activities
Net income (loss)	$(11,266)	$(57,103)	$14,635
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation	2,467	62,044	51,353
Non-cash interest expense	176	1,369	1,372
Loss on extinguished debt	5,875	34,041	7,045
Amortization of intangibles	859	15,127	8,432
Gain on disposal of equipment	—	—	(41)
Non-cash compensation	—	2,856	—
Unrealized (gain) loss on investment	—	(299)	1,185
Deferred income taxes	—	—	12,994
Merger expenses	2,893	70,122	—
Changes in operating assets and liabilities:
Accounts receivable, net	(5,878)	(14,582)	(28,166)
Inventories	2,719	(14,214)	7,989
Prepaid expenses and other assets	(3,930)	3,697	(1,727)
Accrued interest	(4,875)	(10,300)	(7,725)
Payables and accrued expenses	4,176	40,694	14,539
Net cash provided by (used for) operating activities	(6,784)	133,452	81,885
Investing activities
Additions to property and equipment	(11,137)	(77,060)	(48,866)
Proceeds from disposal of property and equipment	—	71	1,719
Merger costs	(118,150)	—	—
Acquisitions of businesses	—	—	(459,996)
Net cash used for investing activities	(129,287)	(76,989)	(507,143)
Financing activities
Proceeds from long-term borrowings	1,870,000	—	466,479
Payments on long-term borrowings	(1,046,539)	(84,845)	(9,108)
Proceeds from notes receivable	—	3,234	1,361
Issuance of common stock	483,296	—	—
Purchase of treasury stock	—	(1,031)	(5,405)
Redemption of predecessor stock	(1,112,337)	—	—
Sale of treasury stock	—	873	3,441
Debt financing costs	(41,818)	—	(8,137)
Net cash provided by (used for) financing activities	152,602	(81,769)	448,631
Effect of exchange rate changes on cash	(246)	550	(366)
Net increase (decrease) in cash and cash equivalents	16,285	(24,756)	23,007
Cash and cash equivalents at beginning of period	—	24,756	264
Cash and cash equivalents at end of period	$16,285	$—	$23,271
See notes to consolidated financial statements.

Berry Plastics Holding Corporation
Notes to Consolidated Financial Statements
(In thousands of dollars, except as otherwise noted)
(Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements of Berry Plastics Holding Corporation, formerly BPC Holding Corporation, have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full fiscal year. The accompanying financial statements include the results of Berry Plastics Holding Corporation (“Holding” or the “Company”) and its wholly-owned subsidiary, Berry Plastics Corporation (“Berry”), and Berry’s wholly-owned subsidiaries. Holding is a wholly-owned subsidiary of Berry Plastics Group, Inc. (“Group”). The financial presentation presented in the Holding financial statements reflects the consolidated operations and financial position including the results of Group. For further information, refer to the consolidated financial statements and footnotes thereto included in Holding’s and Berry’s Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2005. Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.

2.	The Merger

On September 20, 2006, BPC Acquisition Corp. merged with and into BPC Holding Corporation pursuant to an agreement and plan of merger (the “Merger”), dated June 28, 2006, with BPC Holding Corporation continuing as the surviving corporation. Following the consummation of the Merger, BPC Holding Corporation changed its name to Berry Plastics Holding Corporation. Pursuant to the Merger, Holding is a wholly-owned subsidiary of Group, the principal stockholders of which are Apollo Investment Fund VI, L.P., AP Berry Holdings, LLC and an affiliate of Graham Partners II, L.P. Apollo Investment Fund VI, L.P. and AP Berry Holdings, LLC are affiliates of Apollo Management, L.P. (the “Buyer”), which is a private investment firm. Graham Partners II, L.P. is an affiliate of Graham Partners, Inc. (“Graham”), a private equity firm.

The total amount of funds required to consummate the Merger and to pay fees related to the Merger was $2.4 billion. The Merger was primarily funded with (1) the issuance of $750.0 million aggregate principal amount of second priority senior secured notes, (2) new borrowings of $675.0 million in Term B loans, (3) the issuance of $425.0 million aggregate principal amount of senior subordinated notes, and (4) contributed equity. The seller used the proceeds received from the Merger to repay the outstanding indebtedness and accrued interest of $726.9 million under the term loans from the old senior secured credit facility and $335.0 million plus accrued interest and tender fees to repurchase all of the outstanding 10 ¾% senior subordinated notes payable due 2012. The Buyer and its affiliates own 72% of the common stock of Group. The remaining common stock is primarily held by an affiliate of Graham Partners II, L.P., which owns 10% and members of Berry’s management which own 16%. Group loaned $9.8 million to non-executive management in order to purchase a portion of the common equity.

The Merger has been accounted for under the purchase method of accounting, and accordingly, the purchase price has been allocated to the identifiable assets and liabilities based on estimated fair values at the acquisition date. The allocation is preliminary and is subject to change. The Company has engaged an independent valuation specialist to perform the purchase price allocation in accordance with FAS 141, Business Combinations, which will include the appraisal of fixed assets and identifying the definite and indefinite lived intangible assets. The Company has not made any adjustments to fixed assets or intangible assets for this valuation as it has not been completed. An increase or decrease of $5.0 million to fixed assets would result in an increase or decrease in depreciation expense of $1.0 million per year. An increase in definite lived intangible assets of $10.0 million will result in additional amortization of $0.5 million per year. The impact of writing up inventory to net realizable value resulted in a charge to cost of goods sold for the period from September 20 to September 30, 2006 of $2.9 million. The Company has applied the provisions of Emerging Issues Task Force 88-16, whereby, the carryover equity interests of certain management shareholders from the Predecessor to the Successor were recorded at their Predecessor basis. The application of these provisions has preliminarily reduced stockholders’ equity and intangibles by $69.7 million. In connection with the Merger, the Predecessor incurred Merger related expenses of $70.1 million, consisting primarily of investment banking fees, bonuses to management, non-cash acceleration and modification of stock option awards, and legal costs. In addition, as a result of extinguishing the debt in connection with the Merger, the Predecessor recognized a loss on debt extinguishment of $34.0 million in the quarter primarily consisting of tender premiums paid in connection with redeeming the 10 ¾% senior subordinated notes payable, write-off of deferred financing fees associated with the senior subordinated notes payable and the old senior secured credit facility, and the termination of interest rate swaps. The Company recorded an expense of $5.9 million related to the write-off of deferred financing fees for bridge financing that was arranged to fund the Merger but was not utilized. As part of the Merger, the Company paid $18.1 million and $2.3 million to entities affiliated with the Buyer and Graham, respectively. The Predecessor also paid investment banking fees of $13.4 million and $6.3 million to companies affiliated with Goldman Sachs & Co. and JP Morgan.

Purchase price	$2,248,930
Estimated buyer transaction costs	100,871
Net tangible assets acquired	(490,899)
Adjustment for carryover basis of continuing stockholders	(69,738)
Preliminarily allocated to intangibles	$1,789,164

3.	Recent Acquisitions

On April 11, 2005, a subsidiary of Berry, Berry Plastics de México, S. de R.L. de C.V., acquired all of the injection molding closure assets from Euromex Plastics, S.A. de C.V. (“Euromex”), an injection molding manufacturer located in Toluca, Mexico (“the Mexico Acquisition”), for aggregate consideration of $8.2 million. The purchase was financed through borrowings under the Company’s prior revolving line of credit and cash on hand. The operations from the Mexico Acquisition are included in Berry’s operations since the acquisition date.

On June 3, 2005, Berry acquired Kerr Group, Inc. (“Kerr”) for aggregate consideration of $454.8 million (the “Kerr Acquisition”), including direct costs associated with the acquisition. The operations from the Kerr Acquisition are included in Berry’s operations since the acquisition date. The purchase price was financed through additional term loan borrowings under an amendment to Berry’s prior senior secured credit facility and cash on hand.

In accordance with the criteria stated in Emerging Issues Task Force (“EITF”) Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination” (“EITF 95-3”), the Company established opening balance sheet reserves related to plant shutdown and severance costs. The opening balances and current year activity is presented in the following table.

	Established at Opening Balance Sheet	January 1, 2006	Payments	September 30, 2006
EITF 95-3 reserves	$2,700	$2,221	$(790)	$1,431

The pro forma financial results presented below are unaudited and assume that the Kerr Acquisition and the Merger occurred at the beginning of the respective period. Pro forma results have not been adjusted to reflect the Mexico Acquisition as they do not differ materially from the pro forma results presented below.

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005
Pro forma net sales	$363,805	$342,305	$1,094,883	$1,018,801
Pro forma net loss	(3,336)	(2,797)	(8,067)	(22,149)

The information presented is for informational purposes only and is not necessarily indicative of the operating results that would have occurred had the Kerr Acquisition or the Merger been consummated at the beginning of the respective period, nor are they necessarily indicative of future operating results. Further, the information reflects only pro forma adjustments for additional amortization associated with the Kerr Acquisition, additional interest expense, elimination of Berry’s write off of deferred financing fees and Merger related expenses, net of the applicable income tax effects.

4. Long-Term Debt

Long-term debt consists of the following:

	Company	Predecessor
	September 30, 2006	December 31, 2005
Term loans	$675,000	$791,025
Revolving line of credit	20,000	—
Second Priority Senior Secured Fixed Rate Notes	525,000	—
Second Priority Senior Secured Floating Rate Notes	225,000	—
Senior Subordinated Notes	425,000	—
Capital leases	25,387	26,896
Berry 10 ¾% Senior Subordinated Notes	—	335,000
Debt premium on 10 ¾% Notes, net	—	7,699
	1,895,387	1,160,620
Less current portion of long-term debt	13,037	13,928
	$1,882,350	$1,146,692

The current portion of long-term debt consists of $6.8 million of quarterly installments on the term loans and $6.2 million of principal payments related to capital lease obligations.

Senior Secured Credit Facility

On September 20, 2006, the Company entered into a credit agreement and a related guarantee and collateral agreement with a syndicate of lenders. This senior secured credit facility (the “Credit Facility”) provides financing of up to $875.0 million, consisting of (1) $675.0 million in term loans and (2) a $200.0 million revolving credit facility. The interest rates per annum applicable to loans under the Credit Facility are, at the Company’s option, equal to either an alternate base rate or an adjusted LIBOR rate for a one-, two-, three- or six-month interest period, or a nine- or twelve-month period, if available from all relevant lenders, in each case, plus an applicable margin. The alternate base rate means the greater of (1) Credit Suisse’s prime rate and (2) one-half of 1.0% over the weighted average of rates on overnight Federal Funds. The Company also pays a customary commitment fee to the lenders under the revolving credit facility in respect of the unutilized commitments thereunder at a rate equal to 0.5% per annum (subject to reduction upon attainment of certain leverage ratios) and letter of credit and agency fees.

The Credit Facility requires a prepayment on outstanding term loans, subject to certain exceptions, with (1) beginning with the first full fiscal year after the closing, 50% (which percentage can be as low as 0% upon the achievement of certain leverage ratios) of excess cash flow less the amount of certain voluntary prepayments, (2) so long as our total net first lien leverage ratio is above a certain threshold, 100% of the net cash proceeds of any incurrence of debt other than excluded debt issuances, and (3) so long as the total net first lien leverage ratio is above a certain threshold, 100% of the net cash proceeds of all non-ordinary course asset sales and casualty and condemnation events, if the Company does not reinvest or commit to reinvest those proceeds in assets to be used in our business or to make certain other permitted investments within 15 months. The Company may voluntarily repay outstanding loans under the Credit Facility at any time without premium or penalty.

The term loans amortize each year in an amount equal to 1% per annum in equal quarterly installments for the first six years and nine months, with the remaining amount payable on September 20, 2013. Principal amounts outstanding under the revolving credit facility will be due and payable in full on September 20, 2012. All obligations under the Credit Facility are unconditionally guaranteed by Group and, subject to certain exceptions, each existing and future direct and indirect domestic subsidiary. All obligations under the Credit Facility and the guarantees of those obligations are secured by substantially all assets of the Company and each subsidiary guarantor subject to certain exceptions: (1) a first priority pledge of all equity interests of Holdings held by the Company, a pledge of 100% of the equity interests of all guarantors and a first priority pledge of 65% of the voting equity interests of certain foreign subsidiaries; and (2) a first priority security interest in substantially all tangible and intangible assets as of the Company and each subsidiary guarantor.

The Credit Facility contains customary covenants that, among other things, restrict, subject to certain exceptions, the ability, and the ability of subsidiaries, to incur indebtedness, sell assets, make investments, engage in acquisitions, mergers or consolidations and make dividend and other restricted payments. In addition, the Credit Facility requires the Company to maintain the total net first lien leverage ratio below a certain ratio and also contains certain customary affirmative covenants and events of default. The Company was in compliance with all the financial and operating covenants at September 30, 2006.

At September 30, 2006, $20.0 million of borrowings were outstanding on the revolving credit facility. The revolving credit facility allows up to $50.0 million of letters of credit to be issued instead of borrowings under the revolving credit facility. At September 30, 2006 and December 31, 2005, the Company had $14.9 million under the Credit Facility and $14.7 million under the prior credit facility, respectively, in letters of credit outstanding. At September 30, 2006, the Company had unused borrowing capacity of $165.1 million under the revolving line of credit. Although the $165.1 million was available at September 30, 2006, the covenants under the Credit Facility may limit our ability to much such borrowings in the future.

Second Priority Senior Secured Notes

On September 20, 2006, Holding issued $750.0 million of second priority senior secured notes (“Second Priority Notes”) comprised of (1) $525.0 million aggregate principal amount of 8 7/8% second priority fixed rate notes (“Fixed Rate Notes”) and (2) $225.0 million aggregate principal amount of second priority senior secured floating rate notes (“Floating Rate Notes”). The Second Priority Notes mature on September 15, 2014. Interest on the Fixed Rate Notes is due semi-annually on March 15 and September 15. The Floating Rate Notes bear interest at a rate of LIBOR plus 3.875% per annum, which resets quarterly. Interest on the Floating Rate Notes is payable quarterly on March 15, June 15, September 15 and December 15 of each year.

The Second Priority Notes are secured by a second priority security interest in the collateral granted to the collateral agent under the Credit Facility for the benefit of the holders and other future parity lien debt that may be issued pursuant to the terms of the indenture. These liens will be junior in priority to the liens on the same collateral securing the Credit Facility and to all other permitted prior liens. The Second Priority Notes are guaranteed, jointly and severally, on a second priority senior secured basis, by each domestic subsidiary that guarantees the Credit Facility. The Second

Priority Notes contain customary covenants that, among other things, restrict, subject to certain exceptions, our ability, and the ability of subsidiaries, to incur indebtedness, sell assets, make investments, engage in acquisitions, mergers or consolidations and make dividend and other restricted payments.

On or after September 15, 2010 and 2008, the Company may redeem some or all of the Fixed Rate Notes and Floating Rate Notes, respectively, at specified redemption prices. Additionally, on or prior to September 15, 2009 and 2008, we may redeem up to 35% of the aggregate principal amount of the Fixed Rate Notes and Floating Rate Notes, respectively, with the net proceeds of specified equity offerings at specified redemption prices. If a change of control occurs, the Company must give holders of the Second Priority Notes an opportunity to sell their notes at a purchase price of 101% of the principal amount plus accrued and unpaid interest.

Senior Subordinated Notes

On September 20, 2006, the Company issued $425.0 million in aggregate principal amount of senior subordinated notes (“Senior Subordinated Notes”) to Goldman, Sachs and Co. in a private placement that is exempt from registration under the Securities Act. The Senior Subordinated Notes are unsecured, senior subordinated obligations and are guaranteed on an unsecured, senior subordinated basis by each of our subsidiaries that guarantee the Credit Facility and the Second Priority Notes. The Senior Subordinated Notes mature in 2016 and bear interest at a rate of 11% per annum. Such interest is payable quarterly in cash; provided, however, that on any quarterly interest payment date on or prior to the third anniversary of the issuance, the Company can satisfy up to 3% of the interest payable on such date by capitalizing such interest and adding it to the outstanding principal amount of the Senior Subordinated Notes.

The Senior Subordinated Notes may be redeemed at the Company’s option under circumstances and at redemption prices set forth in the indenture. Upon the occurrence of a change of control, the Company is required to offer to repurchase all of the Senior Subordinated Notes. The indenture sets forth covenants and events of default that are substantially similar to those set forth in the indenture governing the Second Priority Notes. The Senior Subordinated Notes contain additional affirmative covenants and certain customary representations, warranties and conditions.

5. Stock-Based Compensation

The Company previously applied the intrinsic value method prescribed in Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees.” In December 2004, the FASB issued SFAS No. 123 (Revised 2004,) Share-Based Payment (“SFAS 123R”), which requires that the compensation cost relating to share-based payment transactions be recognized in financial statements based on alternative fair value models. The share-based compensation cost will be measured based on the fair value of the equity or liability instruments issued. The Company adopted SFAS 123R on January 1, 2006 using the modified prospective method and recorded $2.9 million for the period January 1, 2006 through September 19, 2006 of non-cash charges for stock compensation related to amortization of the fair value of unvested stock options. Under this method, the Company will recognize compensation cost, on a prospective basis, for the portion of outstanding awards for which the requisite service has not yet been rendered as of January 1, 2006. In addition, the Company will recognize compensation cost on any new grants based upon the grant date fair value of those awards calculated under SFAS 123. Accordingly, we have not restated prior period amounts. The following table illustrates the pro forma effect on net income for periods prior to adoption of SFAS 123R as if we had applied the fair value recognition provisions of SFAS 123 during such periods.

	Thirteen Weeks Ended	Thirty-nine Weeks Ended
	October 1, 2005	October 1, 2005
Reported net income	$9,085	$14,635
Total stock-based employee compensation expense determined under fair value based method, for all awards, net of tax	(502)	(1,645)
Pro forma net income	$8,583	$12,990

Effective with the Merger, the Predecessor accelerated the vesting of a portion of unvested stock option awards. Certain of the awards were accelerated pursuant to provisions in the option agreements, while other awards were modified to accelerate the vesting. The Predecessor recognized $9.8 million in compensation expense related to this acceleration, which is included in merger expenses in the accompanying consolidated statement of operations. The vested awards were then settled in cash at the transaction date, based upon the per share consideration received in the transaction. All remaining outstanding options of the Predecessor were cancelled upon consummation of the Merger. Group granted stock options and stock appreciation rights under an equity incentive plan. The Company has not yet finalized the calculation of the option expense and has not recorded any expense for the period from September 20 to September 30, 2006.

6. Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss), other comprehensive income (losses), and gains or losses resulting from currency translations of foreign investments. Other comprehensive income (losses) includes unrealized gains or losses on derivative financial instruments and available for sale securities and minimum pension liability adjustments. The details of comprehensive income (losses) are as follows:

	Company	Predecessor		Company	Predecessor
	Period from 9/20/06- 9/30/06	Period from 7/02/06- 9/19/06	13 Weeks Ended 10/01/05	Period from 9/20/06- 9/30/06	Period from 1/01/06- 9/19/06	39 Weeks Ended 10/01/05
Net income (loss)	$(11,266)	$(75,020)	$9,085	$(11,266)	$(57,103)	$14,635
Other comprehensive income (losses)	(26)	(207)	6,765	(26)	(274)	3,277
Currency translation income (losses)	128	387	100	128	2,145	(2,804)
Comprehensive income (losses)	$(11,164)	$(74,840)	$15,950	$(11,164)	$(55,232)	$15,108

7. Income Taxes

A reconciliation of income tax expense (benefit), computed at the federal statutory rate, to income tax expense, as provided for in the financial statements, is as follows:

	Company	Predecessor		Company	Predecessor
	Period from 9/20/06- 9/30/06	Period from 7/02/06- 9/19/06	13 Weeks Ended 10/01/05	Period from 9/20/06- 9/30/06	Period from 1/01/06- 9/30/06	39 Weeks Ended 10/01/05
Income tax expense (benefit) computed at statutory rate	$(3,940)	$(29,113)	$5,793	$(3,940)	$(17,688)	$9,896
State income tax expense (benefit), net of federal taxes	(535)	(3,952)	1,026	(535)	(2,401)	1,753
Expenses not deductible for income tax purposes	124	197	119	124	556	360
Change in valuation allowance	4,475	18,158	475	4,475	19,776	1,680
Other	(114)	990	51	(114)	768	(51)
Income tax expense	$10	$(13,720)	$7,464	$10	$1,011	$13,638

8. Employee Retirement Plans

In connection with the Kerr Acquisition, the Company acquired two defined benefit pension plans which cover substantially all former employees and former union employees at Kerr’s former Lancaster facility. The Company also acquired a retiree health plan from Kerr, which covers certain healthcare and life insurance benefits for certain retired employees and their spouses. The Company also maintains a defined benefit pension plan covering the Poly-Seal employees under a collective bargaining agreement. The Company’s defined benefit and retiree health benefit plans have an accrued pension liability of $18.2 million at September 30, 2006 and $19.9 million at December 31, 2005, respectively, which are recorded as other liabilities in the consolidated balance sheets. Net pension and retiree health benefit expense included the following components:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	Company/ Predecessor	Predecessor	Company/ Predecessor	Predecessor
	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005
Components of net period benefit cost:
Defined Benefit Pension Plans
Service cost	$64	$70	$192	$210
Interest cost	562	747	1,686	1,164
Expected return on plan assets	(634)	(632)	(1,902)	(1,026)
Amortization of prior service cost	23	28	69	84
Recognized actuarial loss	4	2	12	6
Net periodic benefit cost	$19	$215	$57	$438

Retiree Health Benefit Plan
Service cost	$4	$6	$12	$8
Interest cost	97	151	291	201
Recognized actuarial loss	(23)	—	(69)	—
Net periodic benefit cost	$78	$157	$234	$209

The Company expects to contribute approximately $2.2 million during fiscal 2006, of which $0.6 million and $0.8 million was made in the thirteen weeks and thirty-nine weeks ended September 30, 2006, respectively, to the defined benefit pension plans and the retiree health benefit plan.

9. Operating Segments

Berry organizes its operations into two reportable segments: open top and closed top. The Company evaluates performance and allocates resources to segments based on operating income before depreciation and amortization of intangibles adjusted to exclude (1) Merger expense, (2) business optimization expense, and (3) non-cash compensation plus pro forma synergies (collectively, “Bank Compliance EBITDA”). The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	Company/ Predecessor	Predecessor	Company/ Predecessor	Predecessor
	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005
Net sales:
Open Top	$214,048	$200,315	$643,114	$588,693
Closed Top	149,757	141,990	451,769	261,793
Total net sales	363,805	342,305	1,094,883	850,486
Bank Compliance EBITDA:
Open Top	40,849	41,711	129,648	115,107
Closed Top	28,983	28,736	91,718	81,932
Total Bank Compliance EBITDA	69,832	70,447	221,366	197,039
Total assets:
Open Top	1,945,139	841,442	1,945,139	841,442
Closed Top	665,691	725,353	665,691	725,353
Total assets	2,610,830	1,566,795	2,610,830	1,566,795
Reconciliation of Bank Compliance EBITDA to net income (loss):
Bank Compliance EBITDA for reportable segments	$69,832	$70,447	$221,366	$197,039
Net interest expense	(63,722)	(21,155)	(108,233)	(58,323)
Depreciation	(21,204)	(20,962)	(64,511)	(51,353)
Amortization	(5,297)	(4,674)	(15,986)	(8,432)
Income tax benefit (expense)	13,710	(7,464)	(1,021)	(13,638)
Gain on disposal of equipment	—	41	—	41
Unrealized gain (loss) on investment in Southern Packaging	—	384	299	(1,185)
Merger expense	(73,015)	—	(73,015)	—
Business optimization expense	(1,460)	(3,282)	(9,662)	(4,678)
Non-cash compensation	(880)	—	(2,856)	—
Kerr pro forma historical	—	—	—	(26,086)
Pro forma synergies	(4,250)	(4,250)	(14,750)	(18,750)
Net income (loss)	$(86,286)	$9,085	$(68,369)	$14,635

10. Condensed Consolidating Financial Information

Holding conducts its business through its wholly owned subsidiary, Berry. Certain of Berry’s domestic subsidiaries fully, jointly, severally, and unconditionally guarantee on a second priority basis the $750.0 million aggregate principal amount of Holding’s Second Priority Notes due 2014. Each of Holding’s subsidiaries is 100% owned, directly or indirectly, by Holding. Separate narrative information or financial statements of guarantor subsidiaries have not been included as management believes they would not be material to investors. Presented below is condensed consolidating financial information for Group, Holding, and its subsidiaries at September 30, 2006 (Company) and December 31, 2005 (Predecessor) and for the thirteen and thirty-nine week periods ended September 30, 2006 (Combined Company and Predecessor) and October 1, 2005 (Predecessor). The equity method has been used with respect to investments in subsidiaries.

	September 30, 2006 (Company)
	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Consolidating Balance Sheet
Current assets	$346,187	$24,107	$—	$370,294
Net property and equipment	429,639	21,733	—	451,372
Other noncurrent assets	1,933,060	14	(143,910)	1,789,164
Total assets	$2,708,886	$45,854	$(143,910)	$2,610,830

Current liabilities	$198,061	$9,602	$—	$207,663
Noncurrent liabilities	1,998,390	18,080	(15,697)	2,000,773
Equity (deficit)	512,435	18,172	(128,213)	402,394
Total liabilities and equity (deficit)	$2,708,886	$45,854	$(143,910)	$2,610,830

	December 31, 2005 (Predecessor)
	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Consolidating Balance Sheet
Current assets	$356,663	$22,826	$—	$379,489
Net property and equipment	403,480	19,964	—	423,444
Other noncurrent assets	1,995,815	13,214	(1,164,132)	844,897
Total assets	$2,755,958	$56,004	$(1,164,132)	$1,647,830

Current liabilities	$168,618	$9,090	$—	$177,708
Noncurrent liabilities	2,565,526	40,783	(1,339,575)	1,266,734
Equity (deficit)	21,814	6,131	175,443	203,388
Total liabilities and equity (deficit)	$2,755,958	$56,004	$(1,164,132)	$1,647,830

	Thirteen Weeks Ended September 30, 2006 (Combined Company and Predecessor)
	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Consolidating Statement of Operations
Net sales	$355,985	$7,820	$—	$363,805
Cost of goods sold	289,814	7,922	—	297,736
Gross profit	66,171	(102)	—	66,069
Operating expenses	101,588	755	—	102,343
Operating income (loss)	(35,417)	(857)	—	(36,274)
Other income	—	—	—	—
Loss on extinguished debt	39,916	—	—	39,916
Interest expense (income) , net	23,096	710	—	23,806
Income taxes	(13,756)	46	—	(13,710)
Equity in net (income) loss from subsidiary	1,613	—	(1,613)	—
Net income (loss)	$(86,286)	$(1,613)	$1,613	$(86,286)

	Thirteen Weeks Ended October 1, 2005 (Predecessor)
	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Consolidating Statement of Operations
Net sales	$335,131	$7,174	$—	$342,305
Cost of goods sold	265,538	7,591	—	273,129
Gross profit	69,593	(417)	—	69,176
Operating expenses	30,473	1,424	—	31,897
Operating income (loss)	39,120	(1,841)	—	37,279
Other expenses	—	(425)	—	(425)
Interest expense (income), net	21,166	(11)	—	21,155
Income taxes	7,400	64	—	7,464
Equity in net (income) loss from subsidiary	1,469	—	(1,469)	—
Net income (loss)	$9,085	$(1,469)	$1,469	$9,085

	Thirty-nine Weeks Ended September 30, 2006 (Combined Company and Predecessor)
	,Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Consolidating Statement of Operations
Net sales	$1,070,509	$24,374	$—	$1,094,883
Cost of goods sold	856,447	25,230	—	881,677
Gross profit	214,062	(856)	—	213,206
Operating expenses	169,577	3,048	—	172,625
Operating income (loss)	44,485	(3,904)	—	40,581
Other income	—	(299)	—	(299)
Loss on extinguished debt	39,916	—	—	39,916
Interest expense (income), net	66,050	2,262	—	68,312
Income taxes	834	187	—	1,021
Equity in net (income) loss from subsidiary	6,054	—	(6,054)	—
Net income (loss)	$(68,369)	$(6,054)	$6,054	$(68,369)

Consolidating Statement of Cash Flows
Net income (loss)	$(68,369)	$(6,054)	6,054	$(68,369)
Non-cash expenses	194,570	2,960	—	197,530
Equity in net (income) loss from subsidiary	6,054	—	(6,054)	—
Changes in working capital	(2,335)	(158)	—	(2,493)
Net cash provided by (used for) operating activities	129,920	(3,252)	—	126,668
Net cash used for investing activities	(230,625)	24,349	—	(206,276)
Net cash provided by (used for) financing activities	92,445	(21,612)	—	70,833
Effect of exchange rate changes on cash	—	306	—	306
Net increase (decrease) in cash and cash equivalents	(8,260)	(209)	—	(8,469)
Cash and cash equivalents at beginning of period	23,127	1,629	—	24,756
Cash and cash equivalents at end of period	$14,867	$1,420	$—	$16,287

	Thirty-nine Weeks Ended October 1, 2005
	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Consolidating Statement of Operations
Net sales	$829,613	$20,873	$—	$850,486
Cost of goods sold	669,263	21,359	—	690,622
Gross profit	160,350	(486)	—	159,864
Operating expenses	68,978	3,146	—	72,124
Operating income (loss)	91,372	(3,632)	—	87,740
Other expenses	—	1,144	—	1,144
Interest expense (income), net	57,841	482	—	58,323
Income taxes	13,478	160	—	13,638
Equity in net (income) loss from subsidiary	5,418	—	(5,418)	—
Net income (loss)	$14,635	$(5,418)	$5,418	$14,635

Consolidating Statement of Cash Flows
Net income (loss)	$14,635	$(5,418)	$5,418	$14,635
Non-cash expenses	77,979	4,361	—	82,340
Equity in net (income) loss from subsidiary	5,418	—	(5,418)	—
Changes in working capital	(11,433)	(3,657)	—	(15,090)
Net cash provided by (used for) operating activities	86,599	(4,714)	—	81,885
Net cash used for investing activities	(490,260)	(16,883)	—	(507,143)
Net cash provided by (used for) financing activities	426,114	22,517	—	448,631
Effect of exchange rate changes on cash	—	(366)	—	(366)
Net increase (decrease) in cash and cash equivalents	22,453	554	—	23,007
Cash and cash equivalents at beginning of period	127	137	—	264
Cash and cash equivalents at end of period	$22,580	$691	$—	$23,271

11. Contingencies

The Company is party to various legal proceedings involving routine claims which are incidental to the business. Although the legal and financial liability with respect to such proceedings cannot be estimated with certainty, the Company believes that any ultimate liability would not be material to the Company’s financial condition or results of operations.

12. Recent Financial Accounting Standards

In June 2006, the FASB issued Interpretation No. 48, Accounting for “Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on description, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 becomes effective on January 1, 2007, and the Company is currently evaluating the impact of adoption.

In September 2006, the FASB issued FASB No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 is definitional and disclosure oriented and addresses how companies should approach measuring fair value when required by GAAP; it does not create or modify any current GAAP requirements to apply fair value accounting. The standard provides a single definition for fair value that is to be applied consistently for all accounting applications, and also generally describes and prioritizes according to reliability the methods and inputs used in valuations. FAS 157 prescribes various disclosures about financial statement categories and amounts which are measured at fair value, if such disclosures are not already specified elsewhere in GAAP. The new measurement and disclosure requirements of FAS 157 are effective for the Company in the first quarter of 2008. We do not expect the adoption of FAS 157 to have a significant impact on the Company’s results of operations or financial position.

In September 2006, the FASB issued Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“FAS 158”). FAS 158 requires the recognition of the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position, the measurement of a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year, and the recognition of changes in that funded status in the year in which the changes occur through comprehensive income. Additional footnote disclosures will also be required. SFAS 158 is effective for us as of the end of fiscal 2007 and is required to be adopted prospectively. The Company is currently evaluating the impact of adoption.

Item 2.
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

Unless the context requires otherwise, references in this Management's Discussion and Analysis of Financial Condition and Results of Operations to “Berry Plastics Holding” or “Holding” refer to Berry Plastics Holding Corporation, references to “we,” “our” or “us” refer to Berry Plastics Holding Corporation together with its consolidated subsidiaries, and references to “Berry Plastics” or the “Company” refer to Berry Plastics Corporation, a wholly owned subsidiary of Holding. For analysis purposes, the results under the Holding’s prior ownership (“Predecessor”) have been combined with results subsequent to the merger on September 20, 2006 described below. You should read the following discussion in conjunction with the consolidated financial statements of Holding and its subsidiaries and the accompanying notes thereto, which information is included elsewhere herein. Holding is a wholly-owned subsidiary of Berry Plastics Group, Inc. (“Group”). This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in our Form 10-K for the fiscal year ended December 31, 2005 (the “2005 10-K”) in the section titled “Risk Factors” and other risk factors identified from time to time in our periodic filings with the Securities and Exchange Commission. Our actual results may differ materially from those contained in any forward-looking statements. You should read the explanation of the qualifications and limitations on these forward-looking statements on page 2 of this report.

On September 20, 2006, BPC Acquisition Corp. merged with and into BPC Holding Corporation pursuant to an agreement and plan of merger (the “Merger”), dated June 28, 2006, with BPC Holding Corporation continuing as the surviving corporation. Following the consummation of the Merger, BPC Holding Corporation changed its name to Berry Plastics Holding Corporation. Pursuant to the Merger, Holding is a wholly-owned subsidiary of Group, the principal stockholders of which are Apollo Investment Fund VI, L.P., AP Berry Holdings, LLC and an affiliate of Graham Partners II, L.P. Apollo Investment Fund VI, L.P. and AP Berry Holdings, LLC are affiliates of Apollo Management, L.P. (the “Buyer”), which is a private investment firm. Graham Partners II, L.P. is an affiliate of Graham Partners, Inc. (“Graham”), a private equity firm. The total amount of funds required to consummate the Merger and to pay fees related to the Merger was $2.4 billion. The Buyer and its affiliates own 72% of the common stock of Group. The remaining common stock is primarily held by an affiliate of Graham Partners II, L.P., which owns 10%, and members of Berry’s management which own 16%.

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

Allowance for doubtful accounts. We evaluate our allowance for doubtful accounts on a quarterly basis and review any significant customers with delinquent balances to determine future collectibility. We base our determinations on legal issues (such as bankruptcy status), past history, current financial and credit agency reports, and the experience of our credit representatives. We reserve accounts that we deem to be uncollectible in the quarter in which we make the determination. We maintain additional reserves based on our historical bad debt experience. We believe that, based on past history and our credit policies, the net accounts receivable are of good quality. A ten percent increase or decrease in our bad debt experience would not have a material impact on our results of operations. Our allowance for doubtful accounts was $6.3 million and $5.8 million as of September 30, 2006 and December 31, 2005, respectively.

Inventory obsolescence. We evaluate our reserve for inventory obsolescence on a quarterly basis and review inventory on-hand to determine future salability. We base our determinations on the age of the inventory and the experience of our personnel. We reserve inventory that we deem to be not salable in the quarter in which we make the determination. We believe, based on past history and our policies and procedures, that our net inventory is salable. A ten percent increase or decrease in our inventory obsolescence experience would not have a material impact on our results of operations. Our reserve for inventory obsolescence was $9.4 million and $8.5 million as of September 30, 2006 and December 31, 2005, respectively.

Medical insurance. We offer our employees medical insurance that is primarily self-insured by us. As a result, we accrue a liability for known claims as well as the estimated amount of expected claims incurred but not reported. We evaluate our medical claims liability on a quarterly basis and obtain an independent actuarial analysis on an annual basis. Based on our analysis, we believe that our recorded medical claims liability should be sufficient. A ten percent increase or decrease in our medical claims experience would not have a material impact on our results of operations. Our accrued liability for medical claims was $4.5 million and $5.1 million, including reserves for expected medical claims incurred but not reported, as of September 30, 2006 and December 31, 2005, respectively.

Workers’ compensation insurance. Starting in fiscal 2000, we converted the majority of our facilities to a large deductible program for workers’ compensation insurance. On a quarterly basis, we evaluate our liability based on third-party adjusters’ independent analyses by claim. Based on our analysis, we believe that our recorded workers’ compensation liability should be sufficient. A ten percent increase or decrease in our workers’ compensation claims experience would not have a material impact on our results of operations. Our accrued liability for workers’ compensation claims was $4.8 million and $4.7 million as of September 30, 2006 and December 31, 2005, respectively.

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

On April 11, 2005, a subsidiary of Berry, Berry Plastics de México, S. de R.L. de C.V., acquired all of the injection molding closure assets from Euromex Plastics, S.A. de C.V. (“Euromex”), an injection molding manufacturer located in Toluca, Mexico (“the Mexico Acquisition”), for aggregate consideration of $8.2 million. The purchase was financed through borrowings under the Company’s revolving line of credit and cash on hand. The operations from the Mexico Acquisition are included in Berry’s operations since the acquisition date.

On June 3, 2005, Berry acquired Kerr Group, Inc. (“Kerr”) for aggregate consideration of $454.8 million (the “Kerr Acquisition”), including direct costs associated with the acquisition. The operations from the Kerr Acquisition are included in Berry’s operations since the acquisition date. The purchase price was financed through additional term loan borrowings under an amendment to Berry’s prior senior secured credit facility and cash on hand.

Results of Operations

Comparison of the 13 Weeks Ended September 30, 2006 (the “Quarter”) and the 13 Weeks Ended October 1, 2005 (the “Prior Quarter”)

Net Sales. Net sales increased 6% to $363.8 million for the Quarter from $342.3 million for the Prior Quarter. This $21.5 million increase included approximately $18.0 million or 5% due to the pass through of higher resin costs to our customers, and increased base business volume of approximately $3.5 million or 1%. Our resin pounds sold and units sold increased by 1% and 3%, respectively, in the Quarter over the Prior Quarter. The following discussion in this section provides a comparison of net sales by business segment. Open top net sales increased $13.7 million from the Prior Quarter to $214.0 million for the Quarter. The increase in open top net sales was primarily a result of increased selling prices and 34% base business price adjusted volume growth in the thermoformed polypropylene drink cup line. Closed top net sales increased $7.8 million from the Prior Quarter to $149.8 million for the Quarter. The increase in closed top net sales can be primarily attributed to increased selling prices and base business price adjusted volume growth in the closure, bottle, and prescription vial product categories partially offset by a decline in the extruded tube business.

Gross Profit. Gross profit decreased by $3.1 million to $66.1 million (18% of net sales) for the Quarter from $69.2 million (20% of net sales) for the Prior Quarter. This decrease of $3.1 million can be primarily attributed to the non-recurring write-up of finished goods associated with the Merger of $2.9 million and the timing effect of higher resin costs partially offset by the 5% increase in net selling prices due to higher resin costs passed through to our customers. The combined impact of the additional sales volume noted above, productivity improvement initiatives, and our financial and mechanical resin hedging programs also partially offset the write-up to finished goods and cyclical impact of higher resin costs. Significant productivity improvements were made since the Prior Quarter, including the installation of state-of-the-art equipment at several of our facilities. These productivity improvements were partially offset by increased costs from inflation such as higher energy prices.

Operating Expenses. Selling expenses decreased by $0.3 million to $9.4 million for the Quarter from $9.7 million for the Prior Quarter principally as a result of cost reduction efforts. General and administrative expenses increased by $1.1 million from $13.4 million for the Prior Quarter to $14.5 million for the Quarter primarily as a result of $0.9 million of stock option expense recorded in the Quarter. Research and development expenses remained relatively flat with a decrease of $0.1 million from the Prior Quarter. In connection with the Merger, the Company recorded $70.1 million of expense consisting primarily of investment banking fees, bonuses to management, non-cash acceleration and modification of stock option awards, and legal costs. Amortization of intangibles increased $0.6 million from the Prior Quarter to $5.3 million in the Quarter primarily due to the amortization of intangible assets from the Kerr Acquisition. Transition expenses related to integrating acquired businesses were $1.1 million and $2.1 million in the Quarter and Prior Quarter, respectively. This decrease of $1.0 million is primarily due to costs associated with the Kerr Acquisition in the Prior Quarter.

Interest Expense, Net. Net interest expense increased $42.5 million to $63.7 million for the Quarter compared to $21.2 million for the Prior Quarter primarily due to $39.9 million of losses on extinguished debt in the Quarter, primarily consisting of tender premiums paid in connection with redeeming the 10 ¾% senior subordinated notes payable, write-off of deferred financing fees associated with the 10 ¾% senior subordinated notes payable and the old senior secured credit facility, and the termination of interest rate swaps.

Income Taxes. For the Quarter, we recorded an income tax benefit of $13.7 million or an effective tax rate of 15%. The effective tax rate is lower than the statutory rate primarily as a result of losses in the Quarter for which no benefit was currently provided. The decrease of $21.2 million from $7.5 million in the Prior Quarter was primarily attributed to the decrease in income before income taxes as a result of losses incurred in connection with the Merger.

Net Income (Loss). Net loss was $86.3 million for the Quarter compared to net income $9.1 million for the Prior Quarter for the reasons discussed above.

39 Weeks Ended September 30, 2006 (“YTD”)
Compared to 39 Weeks Ended October 1, 2005 (“Prior YTD”)

Net Sales. Net sales increased $244.4 million, or 29%, to $1,094.9 million for the YTD from $850.5 million for the Prior YTD with an approximate 6% increase in net selling price due to higher resin costs passed through to our customers. Our base business volume, excluding selling price changes and acquired business, increased by approximately $7.1 million or 1% in the YTD over the Prior YTD. Our resin pounds sold, excluding acquired businesses, increased by 1% in the YTD over the Prior YTD. The following discussion in this section provides a comparison by business segment. Open top net sales increased $54.4 million from the Prior YTD to $643.1 million for the YTD. The increase in open top net sales was primarily a result of increased selling prices and base business volume growth in several of the division’s product lines with 28% price adjusted volume growth in the thermoformed polypropylene drink cup line. Closed top net sales increased $190.0 million from the Prior YTD to $451.8 million for the YTD. The increase in closed top net sales can be primarily attributed to net sales in the YTD from the Kerr Acquisition and Mexico Acquisition of $181.9 million and $1.8 million, respectively, increased selling prices, and base business price adjusted volume growth in the closure, bottle, and prescription vial product categories partially offset by a decline in the extruded tube business. The Kerr business experienced strong growth in the first five months of the YTD with $181.9 million of sales noted above as compared to $168.3 million for the same period a year ago under prior ownership.

Gross Profit. Gross profit increased by $53.3 million to $213.2 million (19% of net sales) for the YTD from $159.9 million (19% of net sales) for the Prior YTD. This 33% dollar increase was primarily attributed to the increased sales volume noted above and the 6% increase in net selling prices due to higher resin costs passed through to our customers partially offset by increased raw material costs as well as improvements in the margins of acquired businesses. In addition, in the Prior YTD, an expense of $0.7 million was charged to cost of goods sold related to the write-up and subsequent sale of Kerr’s finished goods inventory to fair market value in accordance with purchase accounting. In the YTD, a similar non-recurring charge of $2.9 million was charged to cost of goods sold related to the write-up of finished goods associated with the Merger. Significant productivity improvements were made since the Prior YTD, including the installation of state-of-the-art equipment at several of our facilities. These productivity improvements were partially offset by increased costs from inflation such as higher energy prices.

Operating Expenses. Selling expenses increased by $5.0 million to $29.6 million for the YTD from $24.6 million for the Prior YTD principally as a result of increased selling expenses associated with higher sales partially offset by cost reduction efforts. General and administrative expenses increased $14.5 million from $31.9 million for the Prior YTD to $46.4 million for the YTD primarily as a result of general and administrative expenses from the Kerr Acquisition and $2.9 million of stock option expense recorded in the YTD. Research and development expenses increased by $1.3 million over the Prior YTD primarily due to the Kerr Acquisition and increased development efforts. In connection with the Merger, the Company recorded $70.1 million of expense consisting primarily of investment banking fees, bonuses to management, non-cash acceleration and modification of stock option awards, and legal costs. The increase in amortization of intangibles of $7.6 million for the YTD from the Prior YTD is primarily due to the amortization of intangible assets from the Kerr Acquisition. Transition expenses related to integrating acquired businesses were $4.8 million and $2.8 million in the YTD and Prior YTD, respectively. This increase of $2.0 million is primarily due to costs associated with the Kerr Acquisition.

Interest Expense, Net. Net interest expense increased $49.9 million to $108.2 million for the YTD compared to $58.3 million for the Prior YTD primarily due to increased rates of interest on borrowings, increased borrowings to finance the Kerr Acquisition, and $39.9 million of losses on extinguished debt in the YTD, primarily consisting of tender premiums paid in connection with redeeming the 10 ¾% senior subordinated notes payable, write-off of deferred financing fees associated with the 10 ¾% senior subordinated notes payable and the old senior secured credit facility, and the termination of interest rate swaps partially offset by a write off of unamortized deferred financing fees of $7.0 million as a result of an amendment to our prior senior credit facility in the Prior YTD.

Income Taxes. For the YTD, we recorded income tax expense of $1.0 million. The effective tax rate is lower than the statutory rate primarily as a result of losses in the YTD for which no benefit was currently provided. The decrease of $12.6 million from $13.6 million in the Prior YTD was primarily attributed to the decrease in income before income taxes as a result of losses incurred in connection with the Merger.

Net Income (Loss). Net loss was $68.4 million for the YTD compared to net income of $14.6 million for the Prior YTD for the reasons discussed above.

Liquidity and Capital Resources

On September 20, 2006, the Company entered into a credit agreement and a related guarantee and collateral agreement with a syndicate of lenders. This senior secured credit facility (“Credit Facility”) provides financing of up to $875.0 million, consisting of (1) $675.0 million in term loans and (2) a $200.0 million revolving credit facility. The interest rates per annum applicable to loans under the Credit Facility are, at the Company’s option, equal to either an alternate base rate or an adjusted LIBOR rate for a one-, two-, three- or six-month interest period, or a nine- or twelve-month period, if available from all relevant lenders, in each case, plus an applicable margin. The alternate base rate means the greater of (1) Credit Suisse’s prime rate and (2) one-half of 1.0% over the weighted average of rates on overnight Federal Funds. The Company also pays a customary commitment fee to the lenders under the revolving credit facility in respect of the unutilized commitments thereunder at a rate equal to 0.5% per annum (subject to reduction upon attainment of certain leverage ratios) and letter of credit and agency fees.

The Credit Facility requires a prepayment on outstanding term loans, subject to certain exceptions, with (1) beginning with the first full fiscal year after the closing, 50% (which percentage can be as low as 0% upon the achievement of certain leverage ratios) of excess cash flow less the amount of certain voluntary prepayments, (2) so long as our total net first lien leverage ratio is above a certain threshold, 100% of the net cash proceeds of any incurrence of debt other than excluded debt issuances, and (3) so long as the total net first lien leverage ratio is above a certain threshold, 100% of the net cash proceeds of all non-ordinary course asset sales and casualty and condemnation events, if the Company does not reinvest or commit to reinvest those proceeds in assets to be used in our business or to make certain other permitted investments within 15 months. The Company may voluntarily repay outstanding loans under the Credit Facility at any time without premium or penalty.

The term loans amortize each year in an amount equal to 1% per annum in equal quarterly installments for the first six years and nine months, with the remaining amount payable on

September 20, 2013. Principal amounts outstanding under the revolving credit facility will be due and payable in full on September 20, 2012. All obligations under the Credit Facility are unconditionally guaranteed by Group and, subject to certain exceptions, each existing and future direct and indirect domestic subsidiary. All obligations under the Credit Facility and the guarantees of those obligations are secured by substantially all assets of the Company and each subsidiary guarantor subject to certain exceptions: (1) a first priority pledge of all equity interests of Holdings held by the Company, a pledge of 100% of the equity interests of all guarantors and a first priority pledge of 65% of the voting equity interests of certain foreign subsidiaries; and (2) a first priority security interest in substantially all tangible and intangible assets of the Company and each subsidiary guarantor.

The Credit Facility contains customary covenants that, among other things, restrict, subject to certain exceptions, the ability, and the ability of subsidiaries, to incur indebtedness, sell assets, make investments, engage in acquisitions, mergers or consolidations and make dividend and other restricted payments. In addition, the Credit Facility requires the Company to maintain the total net first lien leverage ratio below a certain ratio and also contains certain customary affirmative covenants and events of default. The Company was in compliance with all the financial and operating covenants at September 30, 2006.

At September 30, 2006, $20.0 million of borrowings were outstanding on the revolving credit facility. The revolving credit facility allows up to $50.0 million of letters of credit to be issued instead of borrowings under the revolving credit facility. At September 30, 2006 and December 31, 2005, the Company had $14.9 million under the Credit Facility and $14.7 million under the prior credit facility, respectively, in letters of credit outstanding. At September 30, 2006, the Company had unused borrowing capacity of $165.1 million under the revolving line of credit. Although the $165.1 million was available at September 30, 2006, the covenants under our Credit Facility may limit our ability to much such borrowings in the future. A key financial metric utilized in the calculation of the first lien leverage ratio is bank compliance EBITDA. The following table reconciles our bank compliance EBITDA of $287.3 million for the twelve month period ended September 30, 2006 to net loss.

12 months ended September 30, 2006

Bank compliance EBITDA	$287,264
Net interest expense	(130,229)
Depreciation	(86,304)
Amortization	(23,128)
Income taxes	(1,708)
Gain on investment in Southern Packaging	130
Merger expense	(73,015)
Business optimization expense	(12,715)
Non-cash compensation	(5,008)
Pro forma synergies	(18,500)
Net loss	$(63,213)

While the determination of appropriate adjustments in the calculation of bank compliance EBITDA is subject to interpretation under the terms of the Credit Facility, management believes the adjustments described above are in accordance with the covenants in the Credit Facility. Bank compliance EBITDA should not be considered in isolation or construed as an alternative to our net income or other measures as determined in accordance with GAAP. In addition, other companies in our industry or across different industries may calculate bank covenants and related definitions differently than we do, limiting the usefulness of our calculation of bank compliance EBITDA as a comparative measure.

On September 20, 2006, Holding issued $750.0 million of second priority senior secured notes (“Second Priority Notes”), comprised of (1) $525.0 million aggregate principal amount of 8 7/8% second priority fixed rate notes (“Fixed Rate Notes”) and (2) $225.0 million aggregate principal amount of second priority senior secured floating rate notes (“Floating Rate Notes”). The Second Priority Notes mature on September 15, 2014. Interest on the Fixed Rate Notes is due semi-annually on March 15 and September 15. The Floating Rate Notes bear interest at a rate of LIBOR plus 3.875% per annum, which resets quarterly. Interest on the Floating Rate Notes is payable quarterly on March 15, June 15, September 15 and December 15 of each year.

The Second Priority Notes are secured by a second priority security interest in the collateral granted to the collateral agent under the Credit Facility for the benefit of the holders and other future parity lien debt that may be issued pursuant to the terms of the indenture. These liens will be junior in priority to the liens on the same collateral securing the Credit Facility and to all other permitted prior liens. The Second Priority Notes are guaranteed, jointly and severally, on a second priority senior secured basis, by each domestic subsidiary that guarantees the Credit Facility. The Second Priority Notes contain customary covenants that, among other things, restrict, subject to certain exceptions, our ability, and the ability of subsidiaries, to incur indebtedness, sell assets, make investments, engage in acquisitions, mergers or consolidations and make dividend and other restricted payments.

On or after September 15, 2010 and 2008, the Company may redeem some or all of the Fixed Rate Notes and Floating Rate Notes, respectively, at specified redemption prices. Additionally, on or prior to September 15, 2009 and 2008, we may redeem up to 35% of the aggregate principal amount of the Fixed Rate Notes and Floating Rate Notes, respectively, with the net proceeds of specified equity offerings at specified redemption prices. If a change of control occurs, the Company must give holders of the Second Priority Notes an opportunity to sell their notes at a purchase price of 101% of the principal amount plus accrued and unpaid interest.

On September 20, 2006, the Company issued $425.0 million in aggregate principal amount of senior subordinated notes (“Senior Subordinated Notes”) to Goldman, Sachs and Co. in a private placement that is exempt from registration under the Securities Act. The Senior Subordinated Notes are unsecured, senior subordinated obligations and are guaranteed on an unsecured, senior subordinated basis by each of our subsidiaries that guarantee the Credit Facility and the Second Lien Notes. The Senior Subordinated Notes mature in 2016 and bear interest at a rate of 11% per annum. Such interest is payable quarterly in cash; provided, however, that on any quarterly interest payment date on or prior to the third anniversary of the issuance, the Company can pay up to 3% of the interest payable on such date by capitalizing such interest and adding it to the outstanding principal amount of the Senior Subordinated Notes.

The Senior Subordinated Notes may be redeemed at the Company’s option under circumstances and at redemption prices set forth in the indenture. Upon the occurrence of a change of control, the Company is required to offer to repurchase all of the Senior Subordinated Notes. The indenture sets forth covenants and events of default that are substantially similar to those set forth in the indenture governing the Second Priority Notes. The Senior Subordinated Notes contain additional affirmative covenants and certain customary representations, warranties and conditions.

Net cash provided by operating activities was $126.7 million for the YTD compared to $81.9 million for the Prior YTD. The increase of $44.8 million is primarily the result of improved operations as operating income before depreciation and amortization (excluding Merger costs) increased $43.7 million over the Prior YTD.

Net cash used for investing activities decreased from $507.1 million for the Prior YTD to $206.3 million for the YTD primarily as a result of the Kerr Acquisition in the Prior YTD. Capital spending of $88.2 million in the YTD included $10.9 million for buildings and systems, $22.7 million for molds, $39.0 million for molding and decorating machines, and $15.6 million for accessory equipment and systems. Capital expenditures for 2006 are expected to be approximately $90.0 million.

Net cash provided by financing activities was $70.8 million for the YTD compared to $448.6 million in the Prior YTD. This decrease of $377.8 million can be primarily attributed to the financing obtained in connection with the Kerr Acquisition in the Prior YTD.

Increased working capital needs occur whenever we experience strong incremental demand or a significant rise in the cost of raw material, particularly plastic resin. However, we anticipate that our cash interest, working capital and capital expenditure requirements for 2006 will be satisfied through a combination of funds generated from operating activities and cash on hand, together with funds available under the Credit Facility. We base such belief on historical experience and the funds available under the Credit Facility. However, we cannot predict our future results of operations and our ability to meet our obligations involves numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” section of our 2005 10-K. In particular, increases in the cost of resin which we are unable to pass through to our customers on a timely basis or significant acquisitions could severely impact our liquidity. At September 30, 2006, our cash balance was $16.3 million, and we had unused borrowing capacity under the Credit Facility’s borrowing base of $165.1 million. Although the $165.1 million was available at September 30, 2006, the covenants under our Credit Facility may limit our ability to make such borrowings in the future.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We are exposed to market risk from changes in interest rates primarily through our Credit Facility and the $225.0 million of Second Priority Senior Secured Floating Rate Notes. The Credit Facility is comprised of (1) a $675.0 million term loan and (2) a $200.0 million revolving credit facility. At September 30, 2006, there was $20.0 million outstanding on the revolving credit facility, and the net outstanding balance of the term loan at September 30, 2006 was $675.0 million. At September 30, 2006, the Eurodollar rate applicable to the term loan and the Second Priority Senior Secured Floating Rate Notes was 5.33% and 5.39%, respectively. If the Eurodollar rate increases 0.25% and 0.5%, we estimate an annual increase in our interest expense of approximately $2.8 million and $5.5 million, respectively.

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

Item 1A. Risk Factors

You should carefully consider the risks described in our Annual Report on Form 10-K for the year ended December 31, 2005, including those under the heading “Risk Factors” appearing in Item 1A of Part I of the Form 10-K and other information contained in this Quarterly Report before investing in our securities. Realization of any of these risks could have a material adverse effect on our business, financial condition, cash flows and results of operations. There were no material changes in the Company’s risk factors in the first three quarters of 2006.

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

Berry Plastics Holding Corporation

November 14, 2006

By: /s/ James M. Kratochvil
James M. Kratochvil

Executive Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)