Form 10-K
period 2006-12-30
BERRY PLASTICS HOLDING CORP; Tubed Products, LLC; PACKERWARE CORP; KNIGHT PLASTICS INC; Berry Plastics Acquisition CORP XII; Berry Plastics Acquisition CORP V; BERRY IOWA CORP; Landis Plastics, Inc; BERRY STERLING CORP; BERRY PLASTICS TECHNICAL SERVICES INC
filed 2007-03-12
CIK 919465, 1381516, 1075620, 1075626, 1381520, 1381511, 919467, 1381515, 1075619, 1075624

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended
December 30, 2006
or
[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from
 ___to

Commission File Number 333-138380
BERRY PLASTICS HOLDING CORPORATION
(formerly known as BPC Holding Corporation)
(Exact name of registrant as specified in its charter)

Delaware	35-1814673
(State or other jurisdiction of incorporation or organization)	(IRS employer identification number)

101 Oakley Street Evansville, Indiana	47710
(Address of principal executive offices)	(Zip code)

SEE TABLE OF ADDITIONAL REGISTRANT GUARANTORS

Registrants' telephone number, including area code: (812) 424-2904

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrants are well-known seasoned issuers, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrants are not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934. Yes [X] No [ ]

Indicate by check mark whether the registrants: (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: Not applicable.

Indicate by check mark whether the registrants are large accelerated filers, accelerated filers, or non-accelerated filers. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ X ]

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [   ] No [X]

As of March 1, 2007, all of the outstanding 100 shares of the Common Stock, $.01 par value, of Berry Plastics Holding Corporation were held by Berry Plastics Group, Inc. The financial presentation presented in the Berry Plastics Holding Corporation financial statements reflects the consolidated operations and financial position including the results and equity structure of Berry Plastics Group, Inc.

DOCUMENTS INCORPORATED BY REFERENCE
None

Table of Additional Registrant Guarantors

Exact Name	Jurisdiction of Organization	Primary Standard Industrial Classification Code Number	I.R.S. Employer Identification No.	Name, Address and Telephone Number of Principal Executive Offices (1)
Berry Plastics Corporation	Delaware	3089	35-1813708	(1)
Aerocon, Inc.	Delaware	3089	35-1948748	(1)
Berry Iowa Corporation	Delaware	3089	42-1382173	(1)
Berry Plastics Design Corporation	Delaware	3089	62-1689708	(1)
Berry Plastics Technical Services, Inc.	Delaware	3089	57-1028638	(1)
Berry Sterling Corporation	Delaware	3089	54-1749681	(1)
CPI Holding Corporation	Delaware	3089	34-1820303	(1)
Knight Plastics, Inc.	Delaware	3089	35-2056610	(1)
Packerware Corporation	Delaware	3089	48-0759852	(1)
Pescor, Inc.	Delaware	3089	74-3002028	(1)
Poly-Seal Corporation	Delaware	3089	52-0892112	(1)
Venture Packaging, Inc.	Delaware	3089	51-0368479	(1)
Venture Packaging Midwest, Inc.	Delaware	3089	34-1809003	(1)
Berry Plastics Acquisition Corporation III	Delaware	3089	37-1445502	(1)
Berry Plastics Acquisition Corporation V	Delaware	3089	36-4509933	(1)
Berry Plastics Acquisition Corporation VII	Delaware	3089	30-0120989	(1)
Berry Plastics Acquisition Corporation VIII	Delaware	3089	32-0036809	(1)
Berry Plastics Acquisition Corporation IX	Delaware	3089	35-2184302	(1)
Berry Plastics Acquisition Corporation X	Delaware	3089	35-2184301	(1)
Berry Plastics Acquisition Corporation XI	Delaware	3089	35-2184300	(1)
Berry Plastics Acquisition Corporation XII	Delaware	3089	35-2184299	(1)
Berry Plastics Acquisition Corporation XIII	Delaware	3089	35-2184298	(1)
Berry Plastics Acquisition Corporation XV, LLC	Delaware	3089	35-2184293	(1)
Kerr Group, Inc.	Delaware	3089	95-0898810	(1)
Saffron Acquisition Corporation	Delaware	3089	94-3293114	(1)
Setco, LLC	Delaware	3089	56-2374074	(1)
Sun Coast Industries, Inc.	Delaware	3089	59-1952968	(1)
Tubed Products, LLC	Delaware	3089	56-2374082	(1)
Cardinal Packaging, Inc.	Ohio	3089	34-1396561	(1)
Landis Plastics, Inc.	Illinois	3089	36-2471333	(1)

(1) All guarantors name, address, and telephone number of the principal executive office is 101 Oakley Street, Evansville, Indiana 47710, (812) 424-2904.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-K includes "forward-looking statements," within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), with respect to our financial condition, results of operations and business and our expectations or beliefs concerning future events. Such statements include, in particular, statements about our plans, strategies and prospects under the headings "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and "Business." You can identify certain forward-looking statements by our use of forward-looking terminology such as, but not limited to, "believes," "expects," "anticipates," "estimates," "intends," "plans," "targets," "likely," "will," "would," "could" and similar expressions that identify forward-looking statements. All forward-looking statements involve risks and uncertainties. Many risks and uncertainties are inherent in our industry and markets. Others are more specific to our operations. The occurrence of the events described and the achievement of the expected results depend on many events, some or all of which are not predictable or within our control. Actual results may differ materially from the forward-looking statements contained in this Form 10-K. Factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include:

•	risks associated with our substantial indebtedness and debt service;

•	changes in prices and availability of resin and other raw materials and our ability to pass on changes in raw material prices on a timely basis;

•	risks of competition, including foreign competition, in our existing and future markets;

•	risks related to our acquisition strategy and integration of acquired businesses;

•	reliance on unpatented proprietary know-how and trade secrets;

•	increases in the cost of compliance with laws and regulations, including environmental laws and regulations;

•	catastrophic loss of one of our key manufacturing facilities;

•	increases in the amounts we are required to contribute to our pension plans;

•	our ownership structure following the Merger;

•	reduction in net worth; and

•	the other factors discussed in the section of this 10-K titled “Risk Factors.”

We caution you that the foregoing list of important factors may not contain all of the material factors that are important to you. In addition, in light of these risks and uncertainties, the matters referred to in the forward-looking statements contained in this 10-K may not in fact occur. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.

TABLE OF CONTENTS

BERRY PLASTICS HOLDING CORPORATION

FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 30, 2006

PART I

Item 1. BUSINESS

Unless the context requires otherwise, references in this Form 10-K to “Holding” or “Company” refer to Berry Plastics Holding Corporation, references to “we,” “our” or “us” refer to Berry Plastics Holding Corporation together with its wholly-owned subsidiary, Berry Plastics Corporation (“Berry”), and Berry’s wholly-owned subsidiaries. Holding is a wholly-owned subsidiary of Berry Plastics Group, Inc. (“Group”).

General

We believe we are one of the world’s leading manufacturers and suppliers of value-added plastic packaging products. We manufacture a broad range of innovative, high quality packaging solutions using our collection of over 1,500 proprietary molds and an extensive set of internally developed processes and technologies. Our principal products include containers, drink cups, bottles, closures and overcaps, tubes and prescription vials which we sell into a diverse selection of attractive and stable end markets, including food and beverage, healthcare, personal care, quick service and family dining restaurants, custom and retail. We sell our packaging solutions to over 8,000 active customers comprised of a favorable balance of leading national blue-chip customers as well as a collection of smaller local specialty businesses. We believe that our proprietary tools and technologies, low-cost manufacturing capabilities and significant operating and purchasing scale provide us with a competitive advantage in the marketplace. Our unique combination of leading market positions, proven management team, product and customer diversity and manufacturing and design innovation provides access to a variety of growth opportunities and has allowed us to achieve consistent organic volume growth in excess of market growth rates. Our top 10 customers represented approximately 27% of our fiscal 2006 net sales with no customer accounting for more than 6% of our fiscal 2006 net sales. The average length of our relationship with these customers was 21 years. Additionally, we operate 25 high-volume manufacturing facilities and have extensive distribution capabilities.

History

Imperial Plastics was established in 1967 in Evansville, Indiana. Berry Plastics, Inc. (“Old Berry”) was formed in 1983 to purchase substantially all of the assets of Imperial Plastics. In 1988, Old Berry acquired Gilbert Plastics of New Brunswick, New Jersey, a leading manufacturer of aerosol overcaps, and subsequently relocated Gilbert Plastics’ production to Old Berry’s Evansville, Indiana facility. In 1990, Berry and Holding were formed to purchase the assets of Old Berry.

We have continued to grow both organically and through acquisition by acquiring companies that we believed would improve our financial performance in the long-term, expand our product lines, or in some cases, provide us with a new or complementary product line. In 1992, we acquired the assets of the Mammoth Containers division of Genpak Corporation. In 1995, we acquired substantially all of the assets of Sterling Products, Inc., a producer of injection-molded plastic drink cups and lids, and Tri-Plas, Inc., a manufacturer of injection-molded containers. In 1997, we acquired (1) certain assets of Container Industries, Inc., a manufacturer and marketer of injection-molded industrial and pry-off containers, (2) PackerWare Corporation (“PackerWare”), a manufacturer and marketer of plastic containers, drink cups, housewares, and lawn and garden products, (3) substantially all of the assets of Virginia Design Packaging Corp., a manufacturer and marketer of injection-molded containers used primarily for food packaging, and (4) Venture Packaging, Inc., a manufacturer and marketer of injection-molded containers used in the food, dairy and various other markets. In 1998, we acquired all of the capital stock of Norwich Injection Moulders Limited (now known as Berry Plastics UK Limited) and substantially all of the assets of the Knight Engineering and Plastics Division of Courtaulds Packaging Inc., a manufacturer of aerosol overcaps. In 1999, we acquired all of the outstanding capital stock of CPI Holding Corporation, the parent company of Cardinal Packaging, Inc., a manufacturer and marketer of open-top containers. In 2000, we acquired all of the outstanding capital stock of (1) Poly-Seal Corporation, a manufacturer and marketer of closures and (2) Capsol S.p.a. (now known as Capsol Berry Plastics S.p.a.), a manufacturer and marketer of aerosol overcaps and closures. In 2001, we acquired all of the outstanding capital stock of Pescor Plastics, Inc., a manufacturer and marketer of drink cups, and in 2002, we acquired the Alcoa Flexible Packaging injection molding assets from Mount Vernon Plastics Corporation. In 2003, we acquired (1) the 400 series continuous threaded injection molded closure assets from CCL Plastic Packaging, (2) the injection molded overcap lid assets from APM Inc., and (3) all of the outstanding capital stock of Landis Plastics, Inc. (the “Landis Acquisition”), a manufacturer and marketer of open-top containers.

On April 11, 2005, a subsidiary of Berry, Berry Plastics de México, S. de R.L. de C.V., acquired all of the injection molding closure assets from Euromex Plastics, S.A. de C.V. (“Euromex”), an injection molding manufacturer located in

Toluca, Mexico (“the Mexico Acquisition”). On June 3, 2005, Berry acquired Kerr Group, Inc. (“Kerr”), a manufacturer and marketer of closures, bottles, vials, and tubes (the “Kerr Acquisition”).

Merger

On September 20, 2006, BPC Acquisition Corp. merged with and into BPC Holding Corporation pursuant to an agreement and plan of merger (the “Merger”), dated June 28, 2006, with BPC Holding Corporation continuing as the surviving corporation. Following the consummation of the Merger, BPC Holding Corporation changed its name to Berry Plastics Holding Corporation. Pursuant to the Merger, Holding is a wholly-owned subsidiary of Group, the principal stockholders of which are Apollo Investment Fund VI, L.P., AP Berry Holdings, LLC, an affiliate of Graham Partners II, L.P., and management. Apollo Investment Fund VI, L.P. and AP Berry Holdings, LLC are affiliates of Apollo Management, L.P. (the “Buyer”), which is a private investment firm. Graham Partners II, L.P. is an affiliate of Graham Partners, Inc. (“Graham”), a private equity firm.

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

Product Overview

The product categories on which we focus utilize similar manufacturing processes, share common raw materials (principally resin) and sell into end markets where customers demand innovative packaging solutions and quick and seamless design and delivery. We organize our business into two operating divisions: open top and closed top. The following table displays our net sales by division for each of the past five fiscal years. Additional financial information about our business segments is provided in “Management's Discussion and Analysis of Financial Condition and Results of Operations” and the “Notes to Consolidated Financial Statements,” which are included elsewhere in this Form 10-K.

($ in millions)	2002	2003	2004	2005	2006

Open Top	$360.4	$404.6	$659.2	$775.7	$836.9
Closed Top	133.9	147.3	155.0	394.0	594.9

Total net sales	$494.3	$551.9	$814.2	$1,169.7	$1,431.8

Open Top

Our open top division is comprised of three product categories: containers, drink cups, and housewares. The largest end-uses for our containers are food products, building products, chemicals and dairy products. We believe that we offer one of the broadest product lines among U.S.-based injection-molded plastic container and drink cup manufacturers and are a leader in thermoformed container and drink cup offerings, which provide a superior combination of value and quality relative to competing processes. Many of our open top products are manufactured from proprietary molds that we develop and own, which results in significant switching costs to our customers. In addition to a complete product line, we have sophisticated printing capabilities and in-house graphic arts and tooling departments, which allow us to integrate ourselves into, and add material value to, our customers’ packaging design process. Our product engineers work directly with customers to design and commercialize new drink cups and containers. In order to identify new markets and applications for existing products and opportunities to create new products, we rely extensively on our national sales force. Once these opportunities are identified, our sales force works with our product design engineers and artists to satisfy customers’ needs. Our low-cost manufacturing capability with plants strategically located throughout the United States and a dedication to high-quality products and customer service have allowed us to further develop and maintain strong relationships with our attractive base of franchise customers. We have a diverse customer base for our open top products, and no single open top customer exceeded 6% of our total net sales in fiscal 2006. Our primary competitors include Airlite, Huhtamaki, Letica, Polytainers, Wincup and Solo.

These competitors individually only compete on certain of our open top products, whereas we offer the entire selection of open top products described below.

Containers. We manufacture a collection of nationally branded container products and also seek to develop customized container products for niche applications by leveraging of our state-of-the-art design, decoration and graphic arts capabilities. This mix allows us to both achieve significant economies of scale, while also maintaining an attractive portfolio of specialty products. Our container capacities range from 4 ounces to 5 gallons and are offered in various styles with accompanying lids, bails and handles, some of which we produce, as well as a wide array of decorating options. We have long-standing supply relationships with many of the nation’s leading food and consumer products companies, including Dean Foods, General Mills, Kraft, Kroger and Unilever.

Drink Cups. We believe that we are the largest provider of large size thermoformed polypropylene (“PP”) and injection-molded plastic drink cups in the United States. We are the leading producer of 32 ounce or larger thermoformed PP drink cups and offer a product line with sizes ranging from 12 to 44 ounces. Our thermoform process uses PP instead of more expensive polystyrene in producing deep draw drink cups to generate a cup of superior quality with a material competitive cost advantage versus thermoformed polystyrene drink cups. Additionally, we produce injection-molded plastic cups that range in size from 12 to 64 ounces. Primary markets for our plastic drink cups are quick service and family dining restaurants, convenience stores, stadiums and retail stores. Many of our cups are decorated, often as promotional items, and we believe we have a reputation in the industry for innovative, state-of-the-art graphics. Selected drink cup customers and end users include Hardee’s, McDonald’s, Quik Trip, Subway and Yum! Brands.

Housewares. Our participation in the housewares market is focused on producing semi-disposable plastic housewares and plastic garden products. Examples of our products include plates, bowls, pitchers, tumblers and outdoor flowerpots. We sell virtually all of our products in this market through major national retail marketers and national chain stores, such as Wal-Mart. PackerWare is our recognized brand name in these markets and PackerWare branded products are often co-branded by our customers. Our strategy in this market has been to provide high value to consumers at a relatively modest price, consistent with the key price points of the retail marketers. We believe outstanding service and the ability to deliver products with timely combination of color and design further enhance our position in this market. This focus allowed PackerWare to be named Wal-Mart’s category manager for its entire seasonal housewares department.

Closed Top

Our closed top division is comprised of three product categories; closures and overcaps, prescription vials and bottles, and tubes. We believe that this line of products gives us a competitive advantage in being able to provide a complete plastic package to our customers. We have a number of leading positions in which we have been able to leverage this capability such as prescription vial packages and Tab II® pharmaceutical packages. Our design center and product development engineers, combined with our world class manufacturing facilities, give us the ability to take projects from concept to end product. We utilize the latest in manufacturing technology, offering several different manufacturing processes, including various forms of injection, extrusion, compression, and blow molding, as well as decoration and lining services. This allows us to match the optimal manufacturing platform with each customer’s desired package design and volume. Our state of the art mold designs, and our quality system, which includes the latest in vision systems and process control, allow us to meet the high standards of our customers. We have a diverse customer base for our closed top products, with no single customer exceeding 3% of our total net sales in fiscal 2006. Our primary competitors include Alcoa, Cebal, Graham Packaging, Owens-Illinois, Phoenix, Rexam, Seaquist and Silgan. These competitors individually only compete on certain of our closed top products. We believe that we are the only industry participant that offers the entire product line of closed top products described below.

Closures and Overcaps. We are a leading producer of closures and overcaps in many of our product lines including continuous thread and child resistant closures and aerosol overcaps. We currently sell our closures into numerous end markets, including pharmaceutical, vitamin and nutritional, healthcare, food and beverage and personal care. In addition to traditional closures, we are a provider of a wide selection of custom closure solutions including fitments and plugs for medical applications, cups and spouts for liquid laundry detergent and dropper bulb assemblies for medical and personal care applications. Further, we believe that we are the leading domestic producer of injection-molded aerosol overcaps. Our aerosol overcaps are used in a wide variety of consumer goods including spray paints, household and personal care products, insecticides and numerous other commercial and consumer products. We believe our technical capabilities, expertise and low cost position have allowed us to become the leading provider of closures and overcaps to a diverse set of leading companies in the markets we serve. Our manufacturing advantage is driven by our position on the forefront of various processes including the latest in single and bi-injection technology, molding of thermoplastic and thermoset resins, compression molding of thermoplastic resins, accurate reproduction of colors and proprietary packing technology that minimizes freight cost and warehouse space. Many of our overcaps and closures are manufactured from proprietary molds, which we develop and own and which results in significant switching costs to our customers. In addition, we utilize state of the art lining, assembly, and decorating equipment in secondary operations. We have a strong reputation for quality and have received numerous “Supplier Quality Achievement Awards” from customers in different markets. Our closures and aerosol overcaps customers include Bayer, Diageo, Pepsico and S.C. Johnson.

Prescription Vials and Bottles. Our prescription vial and bottle businesses target similar markets as our closure business. We believe we are the leading supplier of spice containers in the United States and have a leadership position in various vitamin and nutritional markets, as well as selling bottles into prescription and pharmaceutical applications. Additionally, we are a leading supplier in the prescription vial market, supplying a complete line of amber plastic vials with both one-piece and two-piece child-resistant closures. We offer a variety of personal care packages, and see the personal care market as a strong opportunity to grow our business. While offering a set of stock bottles in the vitamin and nutritional markets, our design capabilities, along with internal engineering strength give us the ability to compete on customized designs to provide differentiation from traditional packages. We expect our bottle segment to experience continued growth in the healthcare product line, as the patented child resistant and senior friendly Tab II® product offering gains popularity. Our strong product offerings in continuous threaded, child-resistant, and tamper-evident closures, make “one-stop” shopping available to many key customers. We offer our customers decorated bottles with hot stamping, silk screening and labeling. We sell these products to personal care, pharmaceutical, food and consumer product customers, including McCormick, Nature’s Bounty, John Paul Mitchell and Novartis.

Tubes. We believe that we are one of the largest suppliers of extruded plastic squeeze tubes in the United States. We offer a complete line of tubes from ½” to 2 3/16” in diameter. Our focus has been to ensure that we are able to meet the increasing trend towards large diameter tubes with high-end decoration. The majority of our tubes are sold in the personal care market, focusing on products like facial/cold creams, shampoos, conditioners, bath/shower gels, lotions, sun care, hair gels and anti-aging creams. We also sell our tubes into the pharmaceutical and household chemical markets. We believe that our ability to provide creative package designs, with state of the art decorating, combined with a complementary line closures, makes us a preferred supplier for many customers in our target markets including Kao Brands, L’Oreal and Procter & Gamble.

Marketing and Sales

We reach our large and diversified base of over 8,000 active customers primarily through our direct field sales force of over 100 dedicated professionals. Our field sales, production and support staff meet with customers to understand their needs and improve our product offerings and services. While certain of these field sales representatives are focused on individual product lines, our team is encouraged to sell all of our products to serve the needs of our customers. We believe that a direct field sales force is able to better focus on target markets and customers, with the added benefit of permitting us to control pricing decisions centrally. We also utilize the services of third party manufacturing representatives to assist our direct sales force. Highly skilled customer service representatives are strategically located throughout our facilities to support the national field sales force. In addition, telemarketing representatives, marketing managers and sales/marketing executives oversee the marketing and sales efforts. Manufacturing and engineering personnel work closely with field sales personnel and customer service representatives to satisfy customers’ needs through the production of high-quality, value-added products and on-time deliveries.

Our sales force is also supported by technical specialists and our in-house graphics and design personnel. Our creative services department includes computer-assisted graphic design capabilities and in-house production of photopolymer printing plates. We also have a centralized color matching and materials blending department that utilizes a computerized spectrophotometer to insure that colors match those requested by customers.

Manufacturing

We manufacture our products utilizing several primary molding methods including: injection, thermoforming, compression, tube extrusion and blow molding. These processes begin with raw plastic pellets, which are then converted into finished products. In the injection process, the raw pellets are melted to a liquid state and injected into a multi-cavity steel mold where the resin is allowed to solidify to take the final shape of the part. In the thermoform process, the raw resin is softened to the point where sheets of material are drawn into multi-cavity molds and formed over the molds to form the desired shape. Compression molding is a high-speed process that begins with a continuously extruded plastic melt stream that is cut while remaining at molding temperature and carried to the mold cavity. Independent mold cavities close around the molten plastic, compressing it to form the part, which is cooled and ejected. In the tube extrusion process, we extrude resin that is solidified in the shape of a tube and then cut to length. The tube then has the head added by using another extruder that extrudes molten resin into a steel die where the cut tube is inserted into the steel die. In blow molding we use three blow molding systems: injection, extrusion, and stretch blow. Injection blow molding involves injecting molten resin into a multiple cavity steel die and allowing it to solidify into a preform. The parts are then indexed to a blow station where high-pressure air is used to form the preform into the bottle. In extrusion blow molding, we extrude molten plastic into a long tube and then aluminum dies clamp around the tube and high-pressure air is used to form the bottle. In stretch blow molding, we inject molten plastic into a multi-cavity steel mold where the parts are allowed to cool in the mold until they are solidified. The parts are then brought to a stretch blow molding machine where they are reheated and then placed in aluminum dies where high pressure air is used to form the bottle.

The final cured parts are transferred from the primary molding process to corrugated containers for shipment to customers or for post-molding secondary operations (offset printing, labeling, lining, silkscreening, handle applications, etc.). We believe that our molding, handling, and post-molding capabilities are among the best in the industry. Our overall manufacturing philosophy is to be a low-cost producer by using (1) high-speed molding machines, (2) modern multi-cavity hot runner, cold runner and insulated runner molds, (3) extensive material handling automation and (4) sophisticated post-molding technology. We utilize state-of-the-art robotic packaging processes for large volume products, which enable us to reduce breakage while lowering warehousing and shipping costs. Each plant has maintenance capability to support molding and post-molding operations. We have historically made, and intend to continue to make, significant capital investments in plant and equipment because of our objectives to improve productivity, maintain competitive advantages and foster continued growth. Capital expenditures for 2006 were $92.1 million, which includes a significant amount of expenditures for capacity additions and other growth opportunities across our business as well as expenditures related to cost-saving opportunities and our estimated annual level of maintenance capital expenditures of approximately $22.0 million.

Research, Product Development and Design

We believe our technology base and research and development support are among the best in the plastics packaging industry. Using three-dimensional computer aided design technology, our full time product designers develop innovative product designs and models for the packaging market. We can simulate the molding environment by running unit-cavity prototype molds in small injection-molding machines for research and development of new products. Production molds are then designed and outsourced for production by various companies with which we have extensive experience and established relationships or built by one of our two in-house tooling divisions located in Evansville and Chicago. Our engineers oversee the mold-building process from start to finish. We currently have a collection of over 1,500 proprietary molds. Many of our customers work in partnership with our technical representatives to develop new, more competitive products. We have enhanced our relationships with these customers by providing the technical service needed to develop products combined with our internal graphic arts support.

Additionally, at our technical center in Lancaster, Pennsylvania, we prototype new ideas, conduct research and development of new products and processes, and qualify production molding systems that go directly to our facilities and into production. We also have a complete product testing and quality laboratory at our technical center. With this combination of manufacturing simulation and quality systems support we are able to improve time to market and reduce cost. We spent $7.8 million, $6.1 million and $3.8 million on research and development in the fiscal years 2006, 2005, and 2004, respectively.

We also utilize our in-house graphic design department to develop color and styles for new products. Our design professionals work directly with our customers to develop new styles and use computer-generated graphics to enable our customers to visualize the finished product.

Quality Assurance

Each plant extensively utilizes Total Quality Management philosophies, including the use of statistical process control and extensive involvement of employee teams to increase productivity. This teamwork approach to problem-solving increases employee participation and provides necessary training at all levels. Our teams also utilize the Six Sigma methodology to improve internal processes and provide a systematic approach to problem solving resulting in improved customer service. The drive for team work and continuous improvement is an ongoing quality focus. All of our facilities are ISO9001/2000 certified or are working toward such certification. Certification requires a demonstrated compliance by a company with a set of shipping, trading and technology standards promulgated by the International Organization for Standardization (“ISO”). Extensive testing of parts for size, color, strength and material quality using statistical process control techniques and sophisticated technology is also an ongoing part of our quality assurance activities.

Systems

All of our facilities are on the same integrated accounting and control system that allows for consistency in reporting and efficient consolidation. This enterprise resource planning (“ERP”) system produces complete financial and operational reports and is expandable to add new features and/or locations as we grow. All of our facilities, excluding the Milan facility and one of the Kerr facilities, utilize the manufacturing applications of our standard ERP system. The remaining Kerr facility is scheduled to be converted to the manufacturing applications of the system by the end of the second quarter of fiscal 2007. We also utilize many other applications to support business processes.

Sources and Availability of Raw Materials

The most important raw material purchased by us is plastic resin. We purchased approximately $461.7 million of resin in fiscal 2006 with approximately 64% of our resin pounds being polypropylene (“PP”), 22% high density polyethylene (“HDPE”), 9% low density polyethylene (“LDPE”), 3% polyethylene terephthalate (“PET”), and 2% other. We have contractual price escalators and de-escalators tied to the price of resin with customers representing more than 60% of net sales that result in price increases/decreases to these customers in a relatively short period of time, typically quarterly. In addition, we have historically had success in passing through price increases and decreases in the price of resin to customers without indexed price agreements. Less than 10% of our net sales are generated from arrangements that exhibit fixed-price characteristics, and we have at times and may continue to enter into negotiated purchase agreements with resin suppliers to lock-in a level of profitability on these arrangements. We also opportunistically pursue resin forward hedging transactions in order to manage our resin spend and further align our costs with our prices to our customers. We can further seek to mitigate the effect of resin price movements through our ability to accommodate raw material switching for certain products between HDPE and PP as prices fluctuate and reducing the quantity of resin in certain of our products. We feel that based upon the combination of the methods described above we have the ability to manage changes in resin prices as evidenced by our consistent profitability and earnings growth throughout recent periods of historically high resin volatility.

Our plastic resin purchasing strategy is to deal with only high-quality, dependable suppliers, such as Basell, Chevron, Dow, ExxonMobil, Huntsman, Lyondell, Nova, Sunoco and Total. We believe that we have maintained strong relationships with these key suppliers and expect that such relationships will continue into the foreseeable future. The resin market is a global market and, based on our experience, we believe that adequate quantities of plastic resins will be available at market prices, but we can give you no assurances as to such availability or the prices thereof.

Employees

At the end of 2006, we had approximately 6,600 employees. Poly-Seal Corporation, a wholly owned subsidiary, and the United Steelworkers of America are parties to a collective bargaining agreement which expires in April 2009. At the end of 2006, approximately 290 employees of Poly-Seal Corporation, all of which are located in our Baltimore facility, were covered by this agreement. None of our other domestic employees are covered by collective bargaining agreements. We believe our relations with our employees are good.

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

Environmental Matters and Government Regulation

Our past and present operations and our past and present ownership and operations of real property are subject to extensive and changing federal, state, local and foreign environmental laws and regulations pertaining to the discharge of materials into the environment, the handling and disposition of wastes, and cleanup of contaminated soil and ground water, or otherwise relating to the protection of the environment. We believe that we are in substantial compliance with applicable environmental laws and regulations. However, we cannot predict with any certainty that we will not in the future incur liability, which could be significant under environmental statutes and regulations with respect to non-compliance with environmental laws, contamination of sites formerly or currently owned or operated by us (including contamination caused by prior owners and operators of such sites) or the off-site disposal of regulated materials, which could be material.

We may from time to time be required to conduct remediation of releases of regulated materials at our owned or operated facilities. None of our pending remediation projects are expected to result in material costs. Like any manufacturer, we are also subject to the possibility that we may receive notices of potential liability in connection with materials that were sent to third-party recycling, treatment, and/or disposal facilities under the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, (“CERCLA”), and comparable state statutes, which impose liability for investigation and remediation of contamination without regard to fault or the legality of the conduct that contributed to the contamination, and for damages to natural resources. Liability under CERCLA is retroactive, and, under certain circumstances, liability for the entire cost of a cleanup can be imposed on any responsible party. No such notices are currently pending which are expected to result in material costs.

The Food and Drug Administration (“FDA”) regulates the material content of direct-contact food and drug packages, including certain packages we manufacture pursuant to the Federal Food, Drug and Cosmetics Act. Certain of our products are also regulated by the Consumer Product Safety Commission (“CPSC”) pursuant to various federal laws, including the Consumer Product Safety Act and the Poison Prevention Packaging Act. Both the FDA and the CPSC can require the manufacturer of defective products to repurchase or recall such products and may also impose fines or penalties on the manufacturer. Similar laws exist in some states, cities and other countries in which we sell our products. In addition, laws exist in certain states restricting the sale of packaging with certain levels of heavy metals, imposing fines and penalties for non-compliance. Although we use FDA approved resins and pigments in our products that directly contact food and drug products and believe they are in material compliance with all such applicable FDA regulations, and we believe our products are in material compliance with all applicable requirements, we remain subject to the risk that our products could be found not to be in compliance with such requirements.

The plastics industry, including us, is subject to existing and potential federal, state, local and foreign legislation designed to reduce solid wastes by requiring, among other things, plastics to be degradable in landfills, minimum levels of recycled content, various recycling requirements, disposal fees and limits on the use of plastic products. In particular, certain states have enacted legislation requiring products packaged in plastic containers to comply with standards intended to encourage recycling and increased use of recycled materials. In addition, various consumer and special interest groups have lobbied from time to time for the implementation of these and other similar measures. We believe that the legislation promulgated to date and such initiatives to date have not had a material adverse effect on us. There can be no assurance that any such future legislative or regulatory efforts or future initiatives would not have a material adverse effect on us.

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

Item 1A.  RISK FACTORS

Our substantial indebtedness could affect our ability to meet our obligations and may otherwise restrict our activities.

We have a significant amount of indebtedness. On December 30, 2006, we had a total indebtedness of $1,872.9 million and we would have been able to borrow a further $185.3 million under the revolving portion of our senior secured credit facilities. We are permitted by the terms of our debt instruments to incur substantial additional indebtedness, subject to the restrictions therein. Our inability to generate sufficient cash flow to satisfy our debt obligations, or to refinance our obligations on commercially reasonable terms, would have a material adverse effect on our business, financial condition and results of operations.

Our substantial indebtedness could have important consequences. For example, it could:

•	make it more difficult for us to satisfy our obligations under our indebtedness;

•	limit our ability to borrow money for our working capital, capital expenditures, debt service requirements or other corporate purposes;

•
require us to dedicate a substantial portion of our cash flow to payments on our indebtedness, which would reduce the amount of cash flow available to fund working capital, capital expenditures, product development and other corporate requirements;

•	increase our vulnerability to general adverse economic and industry conditions;

•	limit our ability to respond to business opportunities; and

•	subject us to financial and other restrictive covenants, which, if we fail to comply with these covenants and our failure is not waived or cured, could result in an event of default under our debt.

Increases in resin prices or a shortage of available resin could harm our financial condition and results of operations.

To produce our products, we use large quantities of plastic resins, which accounted for 40% of our cost of goods sold in fiscal 2006. Plastic resins are subject to price fluctuations, including those arising from supply shortages and changes in the prices of natural gas, crude oil and other petrochemical intermediates from which resins are produced. Over the past several years, we have at times experienced rapidly increasing resin prices. If rapid increases in resin prices continue, our revenue and profitability may be materially and adversely affected, both in the short-term as we attempt to pass through changes in the price of resin to customers under current agreements and in the long-term as we negotiate new agreements or if our customers seek product substitution.

While customers representing more than 60% of our net sales are subject to contractual price escalators and de-escalators tied to resin prices, and while historically, we have generally been able to pass on a significant portion of the increases in resin prices to our customers over a period of time, there have nonetheless been negative short-term impacts to our financial performance. Certain of our customers (currently accounting for fewer than 10% of our net sales) purchase our products pursuant to arrangements that exhibit fixed-price characteristics in respect of which we have at times and may continue to enter into hedging or similar arrangements, although such hedging arrangements may not always be available. In the future, we may not be able to pass on substantially all of the increases in resin prices to our customers on a timely basis, if at all, which may have a material adverse effect on our competitive position and financial performance.

We source plastic resin primarily from major industry suppliers such as Basell, Chevron, Dow, ExxonMobil, Huntsman, Lyondell, Nova, Sunoco and Total. We have long-standing relationships with certain of these suppliers but have not entered into a firm supply contract with any of them. We may not be able to arrange for other sources of resin in the event of an industry-wide general shortage of resins used by us, or a shortage or discontinuation of certain types of grades of resin purchased from one or more of our suppliers. Any such shortage may materially negatively impact our competitive position versus companies that are able to better or more cheaply source resin.

We may not be able to compete successfully and our customers may not continue to purchase our products.

We face intense competition in the sale of our products and compete with multiple companies in each of our product lines. We compete on the basis of a number of considerations, including price, service, quality, product characteristics and the ability to supply products to customers in a timely manner. Our products also compete with metal, glass, paper and other packaging materials as well as plastic packaging materials made through different manufacturing processes. Some of these competitive products are not subject to the impact of changes in resin prices which may have a significant and negative impact on our competitive position versus substitute products. Our competitors may have financial and other resources that are substantially greater than ours and may be better able than us to withstand price competition. In addition, some of our customers do and could in the future choose to manufacture the products they require for themselves. Each of our product lines faces a different competitive landscape. Competition could result in our products losing market share or our having to reduce our prices, either of which would have a material adverse effect on our business and results of operations and financial condition. In addition, since we do not have long-term arrangements with many of our customers these competitive factors could cause our customers to shift suppliers and/or packaging material quickly.

We may pursue and execute acquisitions, which could adversely affect our business.

As part of our growth strategy, we plan to consider the acquisition of other companies, assets and product lines that either complement or expand our existing business and create economic value. We cannot assure you that we will be able to consummate any such transactions or that any future acquisitions will be consummated at acceptable prices and terms. We continually evaluate potential acquisition opportunities in the ordinary course of business, including those that could be material in size and scope. Acquisitions involve a number of special risks, including:

•	the diversion of management’s attention to the assimilation of the acquired companies and their employees and on the management of expanding operations;

•	the incorporation of acquired products into our product line;

•	the increasing demands on our operational systems;

•	possible adverse effects on our reported operating results, particularly during the first several reporting periods after such acquisitions are completed; and

•	the loss of key employees and the difficulty of presenting a unified corporate image.

We may become responsible for unexpected liabilities that we failed or were unable to discover in the course of performing due diligence in connection with historical acquisitions and any future acquisitions. We have typically required selling stockholders to indemnify us against certain undisclosed liabilities. However, we cannot assure you that indemnification rights we have obtained, or will in the future obtain, will be enforceable, collectible or sufficient in amount, scope or duration to fully offset the possible liabilities associated with the business or property acquired. Any of these liabilities, individually or in the aggregate, could have a material adverse effect on our business, financial condition and results of operations.

In addition, we may not be able to successfully integrate future acquisitions without substantial costs, delays or other problems. The costs of such integration could have a material adverse effect on our operating results and financial condition. In addition, although we conduct what we believe to be a prudent level of investigation regarding the businesses we purchase, in light of the circumstances of each transaction, an unavoidable level of risk remains regarding the actual condition of these businesses. Until we actually assume operating control of such business assets and their operations, we may not be able to ascertain the actual value or understand the potential liabilities of the acquired entities and their operations.

We may not be successful in protecting our intellectual property rights, including our unpatented proprietary know-how and trade secrets, or in avoiding claims that we infringed on the intellectual property rights of others.

In addition to relying on patent and trademark rights, we rely on unpatented proprietary know-how and trade secrets, and employ various methods, including confidentiality agreements with employees and consultants, to protect our know-how and trade secrets. However, these methods and our patents and trademarks may not afford complete protection and there can be no assurance that others will not independently develop the know-how and trade secrets or develop better production methods than us. Further, we may not be able to deter current and former employees, contractors and other parties from breaching confidentiality agreements and misappropriating proprietary information and it is possible that third parties may copy or otherwise obtain and use our information and proprietary technology without authorization or otherwise infringe on our intellectual property rights. Additionally, we have licensed, and may license in the future, patents, trademarks, trade secrets, and similar proprietary rights to third parties. While we attempt to ensure that our intellectual property and similar proprietary rights are protected when entering into business relationships, third parties may take actions that could materially and adversely affect our rights or the value of our intellectual property, similar proprietary rights or reputation. In the future, we may also rely on litigation to enforce our intellectual property rights and contractual rights, and, if not successful, we may not be able to protect the value of our intellectual property. Any litigation could be protracted and costly and could have a material adverse effect on our business and results of operations regardless of its outcome.

Our success depends in part on our ability to obtain, or license from third parties, patents, trademarks, trade secrets and similar proprietary rights without infringing on the proprietary rights of third parties. Although we believe our intellectual property rights are sufficient to allow us to conduct our business without incurring liability to third parties, our products may infringe on the intellectual property rights of such persons. Furthermore, no assurance can be given that we will not be subject to claims asserting the infringement of the intellectual property rights of third parties seeking damages, the payment of royalties or licensing fees and/or injunctions against the sale of our products. Any such litigation could be protracted and costly and could have a material adverse effect on our business and results of operations.

Current and future environmental and other governmental requirements could adversely affect our financial condition and our ability to conduct our business.

Our operations are subject to federal, state, local and foreign environmental laws and regulations that impose limitations on the discharge of pollutants into the air and water and establish standards for the treatment, storage and disposal of solid and hazardous wastes and require clean up of contaminated sites. While we have not been required historically to make significant capital expenditures in order to comply with applicable environmental laws and regulations, we cannot predict with any certainty our future capital expenditure requirements because of continually changing compliance standards and environmental technology. Furthermore, violations or contaminated sites that we do not know about (including contamination caused by prior owners and operators of such sites) (or newly discovered information) could result in additional compliance or remediation costs or other liabilities, which could be material. We have limited insurance coverage for potential environmental liabilities associated with historic and current operations and we do not anticipate increasing such coverage in the future. We may also assume significant environmental liabilities in acquisitions. In addition, federal, state, local and foreign governments could enact laws or regulations concerning environmental matters that increase the cost of producing, or otherwise adversely affect the demand for, plastic products. Legislation that would prohibit, tax or restrict the sale or use of certain types of plastic and other containers, and would require diversion of solid wastes such as packaging materials from disposal in landfills, has been or may be introduced in the U.S. Congress, in state legislatures and other legislative bodies. While container legislation has been adopted in a few jurisdictions, similar legislation has been defeated in public referenda in several states, local elections and many state and local legislative sessions. Although we believe that the laws promulgated to date have not had a material adverse effect on us, there can be no assurance that future legislation or regulation would not have a material adverse effect on us. Furthermore, a decline in consumer preference for plastic products due to environmental considerations could have a negative effect on our business.

The Food and Drug Administration (“FDA”) regulates the material content of direct-contact food and drug packages we manufacture pursuant to the Federal Food, Drug and Cosmetic Act. Furthermore, some of our products are regulated by the Consumer Product Safety Commission (“CPSC”) pursuant to various federal laws, including the Consumer Product Safety Act and the Poison Prevention Packaging Act. Both the FDA and the CPSC can require the manufacturer of defective products to repurchase or recall these products and may also impose fines or penalties on the manufacturer. Similar laws exist in some states, cities and other countries in which we sell products. In addition, laws exist in certain states restricting the sale of packaging with certain levels of heavy metals and imposing fines and penalties for noncompliance. Although we use FDA-approved resins and pigments in our products that directly contact food and drug products and we believe our products are in material compliance with all applicable requirements, we remain subject to the risk that our products could be found not to be in compliance with these and other requirements. A recall of any of our products or any fines and penalties imposed in connection with non-compliance could have a materially adverse effect on us. See “Business—Environmental Matters and Government Regulation.”

In the event of a catastrophic loss of one of our key manufacturing facilities, our business would be adversely affected.

While we manufacture our products in a large number of diversified facilities and maintain insurance covering our facilities, including business interruption insurance, a catastrophic loss of the use of all or a portion of one of our key manufacturing facilities due to accident, labor issues, weather conditions, natural disaster or otherwise, whether short or long-term, could have a material adverse effect on us.

Our future required cash contributions to our pension plans may increase.

Congress recently passed legislation (which was signed into law by President Bush) to reform funding requirements for underfunded pension plans. The legislation, among other things, increases the percentage funding target from 90% to 100% and requires the use of a more current mortality table in the calculation of minimum yearly funding requirements. In fiscal 2006, we contributed $1.2 million to our U.S. defined benefit pension plans. Our future required cash contributions to our U.S. defined benefit pension plans may increase based on the funding reform provisions that were enacted into law. In addition, if the performance of assets in our pension plans does not meet our expectations, or if other actuarial assumptions are modified, our future required cash contributions could increase. Any such increases could have a material and adverse effect on our business, financial condition or results of operations.

The need to make these cash contributions may reduce the cash available to meet our other obligations or to meet the needs of our business. In addition, the PBGC may terminate our defined benefit pension plans under limited circumstances, including in the event the PBGC concludes that its risk may increase unreasonably if such plans continue. In the event a plan is terminated for any reason while it is underfunded, we could be required to make an immediate payment to the PBGC of all or a substantial portion of such plan’s underfunding, as calculated by the PBGC based on its own assumptions (which might result in a larger pension obligation than that based on the assumptions we have used to fund such plan), and the PBGC could assert a lien on material amounts of our assets.

Our business operations could be significantly disrupted if members of our senior management team were to leave.

Our success depends to a significant degree upon the continued contributions of our senior management team. Our senior management team has extensive manufacturing, finance and engineering experience, and we believe that the depth of our management team is instrumental to our continued success. While we have entered into employment agreements with certain executive officers, the loss of any of our key executive officers in the future could significantly impede our ability to successfully implement our business strategy, financial plans, expansion of services, marketing and other objectives.

Goodwill and other intangibles represent a significant amount of our net worth, and a write-off could result in lower reported net income and a reduction of our net worth.

At the end of fiscal 2006, the net value of our goodwill and other intangibles was $1,733.3 million. In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. Under this accounting standard, we are no longer required or permitted to amortize goodwill reflected on our balance sheet. We are, however, required to evaluate goodwill reflected on our balance sheet when circumstances indicate a potential impairment, or at least annually, under the impairment testing guidelines outlined in the standard. Future changes in the cost of capital, expected cash flows, or other factors may cause our goodwill to be impaired, resulting in a non-cash charge against results of operations to write-off goodwill for the amount of impairment. If a significant write-off is required, the charge would have a material adverse effect on our reported results of operations and net worth in the period of any such write-off.

We are controlled by Apollo, and its interests as an equity holder may conflict with yours.

A majority of the common stock of our parent company, Berry Plastics Group, on a fully-diluted basis, is held by Apollo. Apollo controls Berry Plastics Group and therefore us as a wholly-owned subsidiary of Berry Plastics Group. As a result, Apollo has the power to elect a majority of the members of our board of directors, appoint new management and approve any action requiring the approval of the holders of Berry Plastics Group’s stock, including approving acquisitions or sales of all or substantially all of our assets. The directors elected by Apollo have the ability to control decisions affecting our capital structure, including the issuance of additional capital stock, the implementation of stock repurchase programs and the declaration of dividends. Apollo’s interests may not in all cases be aligned with your interests. For example, if we encounter financial difficulties or are unable to pay our debts as they mature, Apollo’s interests, as equity holders, might conflict with your interests. Affiliates of Apollo may also have an interest in pursuing acquisitions, divestitures, financings and other transactions that, in their judgment, could enhance their equity investments, even though such transactions might involve risks to you. Additionally, Apollo is in the business of investing in companies and may, from time to time, acquire and hold interests in businesses that compete directly or indirectly with us. Furthermore, Apollo has no continuing obligation to provide us with debt or equity financing or to provide us with joint purchasing or similar opportunities with its other portfolio companies. Apollo may also pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us.

Item 1B.  UNRESOLVED STAFF COMMENTS

None

Item 2. PROPERTIES

We believe that our property and equipment is well-maintained, in good operating condition and adequate for our present needs. The following table sets forth our principal manufacturing facilities as of December 30, 2006:

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

Item 5.  MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER
    MATTERS

There is no established public trading market for any class of common stock of Berry Plastics Holding Corporation or Berry Plastics Group, Inc. All of the issued and outstanding common stock of the Berry Plastics Holding Corporation is held by Berry Plastics Group, Inc. With respect to the capital stock of Group, as of March 1, 2007, there were approximately 280 holders of the common stock. Holding or Group has not paid cash dividends on its capital stock since the Merger. See Item 12 of this Form 10-K entitled “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” regarding equity compensation plan information.

Item 6.  SELECTED FINANCIAL DATA

The following selected financial data are derived from our consolidated financial statements. The data should be read in connection with the consolidated financial statements, related notes and other financial information included herein. Our fiscal year is a 52/53 week period ending generally on the Saturday closest to December 31. All references herein to “2006,” “2005,” “2004,” “2003,” and “2002,” relate to the fiscal years ended December 30, 2006, December 31, 2005, January 1, 2005, December 27, 2003, and December 28, 2002, respectively. For analysis purposes, the results under Holding’s prior ownership (“Predecessor”) have been combined with results subsequent to the Merger on September 20, 2006. Our historical consolidated financial information may not be comparable to or indicative of our future performance. For a discussion of certain factors that materially affect the comparability of the consolidated financial data or cause the data reflected herein not to be indicative of our future financial condition or results of operations, see “Risk Factors.”

	Berry Plastics Holding Corporation
	Fiscal
	Combined Company & Predecessor	Predecessor	Predecessor	Predecessor	Predecessor
	2006	2005	2004	2003	2002
	(in thousands of dollars)
Statement of Operations Data:
Net sales	1,431,764	$1,169,704	$814,213	$551,876	$494,303
Cost of goods sold	1,156,368	943,370	639,329	420,750	371,273
Gross profit	275,396	226,334	174,884	131,126	123,030
Operating expenses (a)	209,462	110,545	81,008	59,936	77,467
Operating income	65,934	115,789	93,876	71,190	45,563
Other expenses (income) (b)	(299)	1,354	—	(7)	299
Loss on extinguished debt (c)	39,916	7,045	—	250	25,328
Interest expense, net (d)	111,280	73,274	53,185	45,413	49,254

Income (loss) before income taxes	(84,963)	34,116	40,691	25,534	(29,318)
Income taxes (benefit)	(9,795)	14,325	17,740	12,486	3,298

Net income (loss)	(75,168)	19,791	22,951	13,048	(32,616)
Preferred stock dividends	—	—	—	—	6,468
Amortization of preferred stock discount	—	—	—	—	574

Net income (loss) attributable to common stockholders	$(75,168)	$19,791	$22,951	$13,048	$(39,658)

Balance Sheet Data (at end of year):
Working capital	$175,553	$201,781	$90,094	$87,571	$64,201
Fixed assets	463,977	423,444	281,972	282,977	193,132
Total assets	2,568,656	1,647,830	1,005,144	1,015,806	760,576
Total debt	1,872,874	1,160,620	697,558	751,605	609,943
Stockholders' equity	294,187	203,388	183,891	152,591	75,163

Other Data:
Depreciation and amortization (e)	109,359	88,720	60,816	44,078	41,965
Capital expenditures	92,062	57,829	52,624	29,949	28,683

(a) Operating expenses include $70,122 and $20,987 related to the Merger and prior merger during fiscal 2006 and 2002, respectively.

(b) Other expenses (income) consist of net losses (gains) on disposal of property and equipment and unrealized losses (gains) on investment in Southern Packaging for the respective years.

(c) In 2006, the loss on extinguished debt represents tender premiums paid and write-off of the unamortized debt premium in connection with redeeming the 10 ¾% senior subordinated notes payable, write-off of deferred financing fees associated with the senior subordinated notes payable and the old senior secured credit facility, the termination of interest rate swaps, and the write-off of financing fees for bridge financing that was arranged to fund the Merger but was not utilized. In 2005, the loss on extinguished debt represents unamortized deferred financing costs on the term loan expensed as a result of an amendment to the old senior credit facility. The loss on extinguished debt in 2003 represents the legal costs associated with amending the old senior credit facility in connection with the acquisition of Landis. As a result of the retirement all of Holding’s senior secured notes and Berry Plastics’ senior subordinated notes and the repayment of all amounts owed under our credit facilities, $6.6 million of existing deferred financing fees and $18.7 million of prepayment fees and related charges were charged to expense in 2002 as a loss on extinguished debt.

(d) Includes non-cash interest expense of $2,951, $1,945, $1,862, $2,318, and $2,476, in fiscal 2006, 2005, 2004, 2003, and 2002, respectively.

(e) Depreciation and amortization excludes non-cash amortization of deferred financing fees and debt premium/discount amortization which are included in interest expense.

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless the context requires otherwise, references in this Management's Discussion and Analysis of Financial Condition and Results of Operations to “Holding” refer to Berry Plastics Holding Corporation, references to “we,” “our” or “us” refer to Berry Plastics Holding Corporation together with its wholly-owned subsidiary, Berry Plastics Corporation (“Berry”), and Berry’s wholly-owned subsidiaries. Holding is a wholly-owned subsidiary of Berry Plastics Group, Inc. (“Group”). You should read the following discussion in conjunction with the consolidated financial statements of Holding and its subsidiaries and the accompanying notes thereto, which information is included elsewhere herein. For analysis purposes, the results under Holding’s prior ownership (“Predecessor”) have been combined with results subsequent to the merger on September 20, 2006 described below. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” section. Our actual results may differ materially from those contained in any forward-looking statements.

On September 20, 2006, BPC Acquisition Corp. merged with and into BPC Holding Corporation pursuant to an agreement and plan of merger (the “Merger”), dated June 28, 2006, with BPC Holding Corporation continuing as the surviving corporation. Following the consummation of the Merger, BPC Holding Corporation changed its name to Berry Plastics Holding Corporation. Pursuant to the Merger, Holding is a wholly-owned subsidiary of Group, the principal stockholders of which are Apollo Investment Fund VI, L.P., AP Berry Holdings, LLC, an affiliate of Graham Partners II, L.P., and management. Apollo Investment Fund VI, L.P. and AP Berry Holdings, LLC are affiliates of Apollo Management, L.P. (the “Buyer”), which is a private investment firm. Graham Partners II, L.P. is an affiliate of Graham Partners, Inc. (“Graham”), a private equity firm. The Buyer and its affiliates own 72% of the common stock of Group. The remaining common stock is primarily held by an affiliate of Graham Partners II, L.P., which owns 10% and members of Berry’s management which own 16%.

Overview

We believe we are one of the world’s leading manufacturers and suppliers of value-added plastic packaging products. We manufacture a broad range of innovative, high quality packaging solutions using our collection of over 1,500 proprietary molds and an extensive set of internally developed processes and technologies. Our principal products include open top containers, drink cups, bottles, closures and overcaps, tubes and prescription vials which we sell into a diverse selection of attractive and stable end markets, including food and beverage, healthcare, personal care, quick service and family dining restaurants, custom and retail. We sell our packaging solutions to over 8,000 active customers comprised of a favorable balance of leading national blue-chip customers as well as a collection of smaller local specialty businesses. We believe that our proprietary tools and technologies, low-cost manufacturing capabilities and significant operating and purchasing scale provide us with a competitive advantage in the marketplace. Our unique combination of leading market positions, proven management team, product and customer diversity and manufacturing and design innovation provides access to a variety of growth opportunities and has allowed us to achieve consistent organic volume growth in excess of market growth rates. Our top 10 customers represented approximately 27% of our fiscal 2006 net sales with no customer accounting for more than 6% of our fiscal 2006 net sales. The average length of our relationship with these customers was 21 years. Additionally, we operate 25 high-volume manufacturing facilities and have extensive distribution capabilities. We organize our business into two operating divisions: open top and closed top. At the end of fiscal 2006, we had approximately 6,600 employees.

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

Allowance for Doubtful Accounts. We evaluate our allowance for doubtful accounts on a quarterly basis and review any significant customers with delinquent balances to determine future collectibility. We base our determinations on legal issues (such as bankruptcy status), past history, current financial and credit agency reports, and the experience of our credit representatives. We reserve accounts that we deem to be uncollectible in the quarter in which we make the determination. We maintain additional reserves based on our historical bad debt experience. Additionally, our allowance for doubtful accounts includes a reserve for cash discounts that are offered to some of our customers for prompt payment. We believe, based on past history and our credit policies, that our net accounts receivable are of good quality. A ten percent increase or decrease in our bad debt experience would not have a material impact on the results of operations of the Company. Our allowance for doubtful accounts was $5.4 million and $5.8 million as of December 30, 2006 and December 31, 2005, respectively.

Inventory Obsolescence. We evaluate our reserve for inventory obsolescence on a quarterly basis and review inventory on-hand to determine future salability. We base our determinations on the age of the inventory and the experience of our personnel. We reserve inventory that we deem to be not salable in the quarter in which we make the determination. We believe, based on past history and our policies and procedures, that our net inventory is salable. A ten percent increase or decrease in our inventory obsolescence experience would not have a material impact on the results of operations of the Company. Our reserve for inventory obsolescence was $8.0 million and $8.5 million as of December 30, 2006 and December 31, 2005, respectively.

Medical Insurance. We offer our employees medical insurance that is primarily self-insured by us. As a result, we accrue a liability for known claims as well as the estimated amount of expected claims incurred but not reported. We evaluate our medical claims liability on a quarterly basis, obtain an independent actuarial analysis on an annual basis and perform payment lag analysis. Based on our analysis, we believe that our recorded medical claims liability should be sufficient. A ten percent increase or decrease in our medical claims experience would not have a material impact on the results of operations of the Company. Our accrued liability for medical claims was $4.0 million and $5.1 million, including reserves for expected medical claims incurred but not reported, as of December 30, 2006 and December 31, 2005, respectively.

Workers’ Compensation Insurance. Starting in fiscal 2000, we converted the majority of our facilities to a large deductible program for workers’ compensation insurance. On a quarterly basis, we evaluate our liability based on third-party adjusters’ independent analyses by claim. Based on our analysis, we believe that our recorded workers’ compensation liability should be sufficient. A ten percent increase or decrease in our workers’ compensations claims experience would not have a material impact on the results of operations of the Company. Our accrued liability for workers’ compensation claims was $5.0 million and $4.7 million as of December 30, 2006 and December 31, 2005, respectively.

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

Deferred Taxes and Effective Tax Rates. We estimate the effective tax rates and associated liabilities or assets for each legal entity of ours in accordance with SFAS No. 109. We use tax-planning to minimize or defer tax liabilities to future periods. In recording effective tax rates and related liabilities and assets, we rely upon estimates, which are based upon our interpretation of United States and local tax laws as they apply to our legal entities and our overall tax structure. Audits by local tax jurisdictions, including the United States Government, could yield different interpretations from our own and cause the Company to owe more taxes than originally recorded. For interim periods, we accrue our tax provision at the effective tax rate that we expect for the full year. As the actual results from our various businesses vary from our estimates earlier in the year, we adjust the succeeding interim periods effective tax rates to reflect our best estimate for the year-to-date results and for the full year. As part of the effective tax rate, if we determine that a deferred tax asset arising from temporary differences is not likely to be utilized, we will establish a valuation allowance against that asset to record it at its expected realizable value. Our valuation allowance against deferred tax assets was $8.9 million and $6.7 million as of December 30, 2006 and December 31, 2005, respectively.

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

Recently Issued Accounting Standards

In June 2006, the FASB issued Interpretation No. 48, Accounting for “Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on description, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 becomes effective on January 1, 2007, and the Company does not expect the adoption of FIN 48 to have a significant impact on the Company’s results of operations or financial position.

The Company adopted SFAS No. 154, Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3, on January 1, 2006. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change or unless specific transition provisions are proscribed in the accounting pronouncements. SFAS No. 154 does not change the accounting guidance for reporting a correction of an error in previously issued financial statements or a change in accounting estimate. The adoption of SFAS No. 154 did not have an impact on our consolidated financial statements.

In September 2006, the Securities and Exchange Commission released Staff Accounting Bulletin No. 108 (“SAB 108”) which provides guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 requires entities to quantify the effects of unadjusted errors using both a balance sheet and an income statement approach. Entities are required to evaluate whether either approach results in a quantifying misstatement that is material. The Company adopted SAB 108 effective 2006. The adoption of SAB 108 did not have an impact on our consolidated financial statements.

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

In September 2006, the Financial Accounting Standards Board issued FAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. FAS 158 requires employers to recognize the over- or under-funded status of defined benefit plans and other postretirement plans in the statement of financial position and to recognize changes in the funded status in the year in which the changes occur through comprehensive income. In addition, FAS 158 requires employers to measure the funded status of plans as of the date of the year-end statement of financial position. The recognition and disclosure provisions of FAS 158 are effective for fiscal years ending after December 15, 2006, while the requirement to measure plan assets and benefit obligations as of a company’s year-end date is effective for fiscal years ending after December 15, 2008 (the Company currently uses the fiscal year ending date). The adoption of the recognition and disclosure provisions of FAS 158 did not have a significant impact on the Company’s results of operations or financial position, and the Company does not expect the adoption of the remaining provisions to have a material affect on the Company’s results of operations or financial position.

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

Merger

On September 20, 2006, BPC Acquisition Corp. merged with and into BPC Holding Corporation pursuant to an agreement and plan of merger (the “Merger”), dated June 28, 2006, with BPC Holding Corporation continuing as the surviving corporation. Following the consummation of the Merger, BPC Holding Corporation changed its name to Berry Plastics Holding Corporation. Pursuant to the Merger, Holding is a wholly-owned subsidiary of Group, the principal stockholders of which are Apollo Investment Fund VI, L.P., AP Berry Holdings, LLC, an affiliate of Graham Partners II, L.P., and management. Apollo Investment Fund VI, L.P. and AP Berry Holdings, LLC are affiliates of Apollo

Management, L.P. (the “Buyer”), which is a private investment firm. Graham Partners II, L.P. is an affiliate of Graham Partners, Inc. (“Graham”), a private equity firm.

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

Subsequent Event

On March 9, 2007, Group entered into a definitive agreement whereby it agreed to merge with Covalence Specialty Materials Holding Corp. in a stock-for-stock merger. The resulting company will retain the name Berry Plastics Group, Inc. (“New Berry”). Group shareholders will own a majority of New Berry’s common stock following the merger. The merger has been approved by written consent of a majority of each company’s stockholders, and remains subject to customary closing conditions, including receipt of required regulatory approvals. Immediately following the merger, the Company and Covalence Specialty Materials Corp. (“Covalence”) will be combined as a direct subsidiary of New Berry. The Company will remain the primary obligor in respect of the Company’s Second Priority Senior Secured Fixed Rate Notes due 2014, Second Priority Senior Secured Floating Rate Notes due 2014, and Senior Subordinated Notes due 2016. The outstanding credit facilities of Covalence and the Company are expected to be refinanced at the time of the closing with a new asset based revolver and new senior secured term loan. The Company currently expects the closing to occur in April 2007.

Year Ended December 30, 2006
Compared to Year Ended December 31, 2005

Net Sales. Net sales increased 22% to $1,431.8 million in 2006 from $1,169.7 million in 2005. This $262.1 million increase included approximately $60.0 million or 5% due to the pass through of higher resin costs to our customers, increased base business volume of approximately $18.4 million or 2%, and acquisition volume of $183.7 million or 16%. Our resin pounds sold, excluding acquired businesses, increased by 2% in 2006 over 2005. The following discussion in this section provides a comparison by business segment. Open top net sales increased $61.2 million in 2006 primarily due to the higher selling prices noted above and base business volume growth partially offset by soft volume with certain major customers. The open top division recorded base business volume growth in several product categories with the thermoformed polypropylene drink cup product line volume increasing over 33% in 2006. Closed top net sales increased $200.9 million with the Kerr Acquisition and Euromex Acquisition providing closed top net sales of approximately $181.9 million and $1.8 million, respectively, in 2006. The increase in closed top net sales was primarily a result of the Kerr Acquisition and Euromex Acquisition, increased selling prices, and base business price adjusted volume growth in the closure, bottle, and prescription vial product categories partially offset by declines in the extruded tube and aerosol overcap businesses. The Kerr business experienced strong growth in the first five months of 2006 with $181.9 million of sales noted above as compared to $168.3 million for the same period a year ago under prior ownership.

Gross Profit. Gross profit increased $49.1 million from $226.3 million (19% of net sales) in 2005 to $275.4 million (19% of net sales) in 2006. This increase of 22% includes the combined impact of the additional sales volume driven by organic growth and the Kerr Acquisition, productivity improvement initiatives, our financial and mechanical resin hedging programs, and the timing effect of the 5% increase in net selling prices due to higher resin costs passed through to our customers. This was partially offset by increased raw material costs and increased manufacturing costs primarily due to cost inflation, as well as an $10.1 million charge to cost of goods sold for the year as a result of the write-up of inventory to net realizable value in accordance with purchase accounting from the Merger. Significant productivity improvements were made in the current year, including the installation of state-of-the-art equipment at several of our facilities.

Operating Expenses. Selling expenses increased by $4.4 million to $38.5 million for 2006 from $34.1 million principally as a result of increased selling expenses associated with higher sales partially offset by cost reduction efforts. General and administrative expenses increased from $49.5 million to $61.3 million in 2006. This increase of $11.8 million can be primarily attributed to the full year’s impact of general and administrative expenses related to the Kerr Acquisition, increased accrued bonus expenses, and an increase in non-cash stock compensation expense. Research and development costs increased $1.7 million to $7.8 million in 2006 primarily as a result of the Kerr Acquisition and increased development efforts. Intangible asset amortization increased from $15.6 million in 2005 to $22.7 million for 2006, primarily as a result of intangible assets resulting from the Merger and the Kerr Acquisition. In connection with the Merger, the Predecessor incurred Merger related expenses of approximately $70.1 million, consisting primarily of investment banking fees, bonuses to management, non-cash acceleration and modification of stock option awards, and legal costs. Other expenses were $9.1 million for 2006 compared to $5.2 million for 2005. Other expenses in 2006 and 2005 primarily relate to transition expenses as a result of the Kerr Acquisition and Euromex Acquisition.

Interest Expense, Net. Net interest expense, including amortization of deferred financing costs and debt premium, for 2006 was $111.3 million (8% of net sales) compared to $80.3 million (7% of net sales) in 2005, an increase of $31.0 million. This increase is primarily attributed to the new indebtedness occurred to finance the Merger and the Kerr Acquisition and increased rates of interest on borrowings.

Loss on Extinguished Debt. As a result of extinguishing the debt in connection with the Merger, the Predecessor recognized a loss on debt extinguishment of $34.0 million primarily consisting of tender premiums paid and the write off of the unamortized bond premium in connection with redeeming the 10 ¾% senior subordinated notes payable, write-off of deferred financing fees associated with the senior subordinated notes payable and the old senior secured credit facility, and the termination of interest rate swaps. In addition, the Company recorded an expense of $5.9 million related to the write-off of financing fees for bridge financing that was arranged to fund the Merger but was not utilized.

Income Taxes. In 2006, we recorded an income tax benefit of $9.8 million, or an effective tax rate of 12%, compared to income tax expense of $14.3 million, or an effective tax rate of 42%, in 2005. The decrease of $24.1 million can be attributed to a decrease in net income (loss) before income taxes primarily as a result of losses associated with the Merger. In 2006 for the predecessor period, the Company recorded a valuation allowance against all net operating loss carryforwards. In 2005, the effective tax rate is greater than the statutory rate due to the impact of state taxes and foreign location losses.

Net Income (Loss). We recorded a net loss of $75.2 million in 2006 compared to net income of $19.8 million in 2005 for the reasons stated above.

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

Income Tax Matters

As of December 30, 2006, Group has unused operating loss carryforwards of $231.6 million for federal and state income tax purposes which begin to expire in 2021 and $28.2 million of foreign operating loss carryforwards. Alternative minimum tax credit carryforwards of approximately $7.4 million are available to Group indefinitely to reduce future years’ federal income taxes. As a result of the Merger, the unused operating loss carryforward is subject to an annual limitation. We are in the process of finalizing the computation to determine the limitation, but have preliminarily estimated the aggregate limit as a result of the Merger to be approximately $208.0 million per year. As part of the effective tax rate calculation, if we determine that a deferred tax asset arising from temporary differences is not likely to be utilized, we will establish a valuation allowance against that asset to record it at its expected realizable value. Our valuation allowance against deferred tax assets was $8.9 million and $6.7 million as of December 30, 2006 and December 31, 2005, respectively, related to the foreign operating loss carryforwards.

Liquidity and Capital Resources

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

The term loans amortize each year in an amount equal to 1% per annum in equal quarterly installments for the first six years and nine months, with the remaining amount payable on September 20, 2013. Principal amounts outstanding under the revolving credit facility will be due and payable in full on September 20, 2012. All obligations under the Credit Facility are unconditionally guaranteed by Group and, subject to certain exceptions, each existing and future direct and indirect domestic subsidiary. All obligations under the Credit Facility and the guarantees of those obligations are secured by substantially all assets of the Company and each subsidiary guarantor subject to certain exceptions: (1) a first priority pledge of all equity interests of the Company, a pledge of 100% of the equity interests of all guarantors and a first priority pledge of 65% of the voting equity interests of certain foreign subsidiaries; and (2) a first priority security interest in substantially all tangible and intangible assets of the Company and each subsidiary guarantor.

The Credit Facility contains customary covenants that, among other things, restrict, subject to certain exceptions, the ability, and the ability of subsidiaries, to incur indebtedness, sell assets, make investments, engage in acquisitions, mergers or consolidations and make dividend and other restricted payments. In addition, the Credit Facility requires the Company to maintain the total net first lien leverage ratio below a certain ratio and also contains certain customary affirmative covenants and events of default. The Company was in compliance with all the financial and operating covenants at December 30, 2006. At December 30, 2006, there were no borrowings outstanding on the revolving credit facility. The revolving credit facility allows up to $50.0 million of letters of credit to be issued instead of borrowings. At December 30, 2006 and December 31, 2005, the Company had $14.7 million under the Credit Facility and the prior credit facility, respectively, in letters of credit outstanding. At December 30, 2006, the Company had unused borrowing capacity of $185.3 million under the revolving line of credit.

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

Senior Subordinated Notes

On September 20, 2006, the Company issued $425.0 million in aggregate principal amount of senior subordinated notes (“Senior Subordinated Notes”) to affiliates of Goldman, Sachs and Co. in a private placement that is exempt from registration under the Securities Act. The Senior Subordinated Notes are unsecured, senior subordinated obligations and are guaranteed on an unsecured, senior subordinated basis by each of our subsidiaries that guarantee the Credit Facility and the Second Priority Notes. The Senior Subordinated Notes mature in 2016 and bear interest at a rate of 11% per annum. Such interest is payable quarterly in cash; provided, however, that on any quarterly interest payment date on or prior to the third anniversary of the issuance, the Company can satisfy up to 3% of the interest payable on such date by capitalizing such interest and adding it to the outstanding principal amount of the Senior Subordinated Notes.

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

The Company was in compliance with all the financial and operating covenants at December 30, 2006. A key financial metric utilized in the calculation in certain of the financial covenants noted above is bank compliance EBITDA. The following table reconciles our bank compliance EBITDA of $289.7 million for fiscal 2006 to net income.

Year Ended December 30, 2006
Bank compliance EBITDA	289,731
Net interest expense	(111,280)
Depreciation	(86,678)
Amortization	(22,681)
Income tax benefit	9,795
Gain on investment in Southern Packaging	299
Loss on extinguished debt	(39,916)
Merger expense	(81,309)
Business optimization expense	(14,287)
Pro forma synergies	(14,557)
Non-cash stock compensation	(3,385)
Management fees	(900)
Net loss	$(75,168)

EBITDA represents net income (loss) before interest expense, net, income taxes and depreciation and amortization. Bank compliance EBITDA represents EBITDA as further adjusted. Bank compliance EBITDA is a financial measure used in the indentures governing the Second Priority Notes and the Senior Subordinated Notes and in our Credit Facility as a component of a coverage ratio that is used to test whether certain transactions are permitted. Adjustments to arrive at bank compliance EBITDA are permitted in calculating covenant compliance. We believe that the inclusion of these adjustments to net income (loss) applied in presenting bank compliance EBITDA are appropriate to provide additional information about certain non-cash items and about unusual items that we do not expect to continue at the same level in the future. Bank compliance EBITDA differs from the term “EBITDA” as it is commonly used. EBITDA and bank compliance EBITDA are not measures of financial performance under GAAP and may not be comparable to similarly titled measures of other companies. You should not consider our EBITDA or bank compliance EBITDA as alternatives to operation or net income (loss), determined in accordance with GAAP, as indicators of our operating performance, or as an alternative to cash flows from operating activities, determined in accordance with GAAP.

Contractual Obligations and Off Balance Sheet Transactions

Our contractual cash obligations as of December 30, 2006 are summarized in the following table.

	Payments Due by Period at December 30, 2006
	Total	< 1 year	1-3 years	4-5 years	> 5 years
Long-term debt, excluding capital leases	1,849,187	6,750	13,500	13,500	1,815,437
Capital leases	27,049	6,799	11,372	8,878	-
Fixed interest rate payments	1,287,336	162,155	324,310	324,310	476,561
Operating leases	209,533	26,291	46,921	39,558	96,763
Purchase obligations (1)	80,757	80,757	-	-	-
Total contractual cash obligations	3,453.862	282,752	396,103	386,246	2,388,761

(1) Represents open purchase commitments for purchases of resin and capital expenditures in the normal course of operations.

Cash Flow

Net cash provided by operating activities was $170.7 million in 2006 as compared to $101.5 million in 2005. This increase of $69.2 million can be primarily attributed to improved operating performance and improvements in working capital. Net cash provided by operating activities was $101.5 million in 2005 as compared to $75.2 million in 2004. This increase of $26.3 million can be primarily attributed to improved operating performance partially offset by increased working capital needs due to revenue growth, increased resin costs, and increased quantities of resin as a result of mechanical hedging.

Net cash used for investing activities increased from $520.0 million in 2005 to $2,382.3 million in 2006 primarily as a result of the Merger in 2006 as compared to the Kerr Acquisition and Euromex Acquisition in 2005. Our capital expenditures increased in 2006 to $92.1 million in 2006 from $57.8 million in 2005 primarily as a result of additional lines to support our volume growth in thermoformed drink cups and having the full year of Kerr in 2006. Capital expenditures in 2006 included investments of $7.8 million for facility additions and renovations, production systems and offices necessary to support production operating levels throughout the company, $18.2 million for molds, $52.8 million for molding and decorating equipment, and $13.3 million for accessory equipment and systems. Net cash used for investing activities increased from $45.5 million in 2004 to $520.0 million in 2005 primarily as a result of the Kerr Acquisition and Euromex Acquisition in 2005. Capital expenditures in 2005 were $57.8 million, an increase of $5.2 million from $52.6 million in 2004. Our capital expenditure budget for 2007 is expected to be approximately $80.0 million.

Net cash provided by financing activities was $2,205.5 million in 2006 as compared to $443.2 million in 2005. The change can be primarily attributed to the financing of the Merger in 2006 and the Kerr Acquisition and Euromex Acquisition in 2005 and the new debt structure following the Merger in 2006. Net cash provided by financing activities was $443.2 million in 2005 as compared to cash used by financing activities of $55.7 million in 2004. The change can be primarily attributed to the Kerr Acquisition and Euromex Acquisition financing in 2005 and the voluntary prepayment of $45.0 million of the senior term loans in 2004.

Increased working capital needs occur whenever we experience strong incremental demand or a significant rise in the cost of raw material, particularly plastic resin. However, we anticipate that our cash interest, working capital and capital expenditure requirements for 2007 will be satisfied through a combination of funds generated from operating activities and cash on hand, together with funds available under the Credit Facility. We base such belief on historical experience and the substantial funds available under the Credit Facility. However, we cannot predict our future results of operations and our ability to meet our obligations involves numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” section. In particular, increases in the cost of resin which we are unable to pass through to our customers or significant acquisitions could severely impact our liquidity. At December 30, 2006, our cash balance was $19.5 million, and we had unused borrowing capacity under the Credit Facility’s borrowing base of $185.3 million.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

We are exposed to market risk from changes in interest rates primarily through our senior secured credit facilities and second priority senior secured notes. Our senior secured credit facilities are comprised of (i) a $675.0 million term loan and (ii) a $200.0 million revolving credit facility. At December 30, 2006, there were no borrowings outstanding on the revolving credit facility. The net outstanding balance of the term loan at December 30, 2006 was $673.3 million. Borrowings under our senior secured credit facilities bear interest, at our option, at either an alternate base rate or an adjusted LIBOR rate for a one-, two-, three- or six month interest period, or a nine- or twelve-month period, if available to all relevant lenders, in each case, plus an applicable margin. The alternate base rate is the mean the greater of (i) Credit Suisse’s prime rate and (ii) one-half of 1.0% over the weighted average of rates on overnight Federal Funds as published by the Federal Reserve Bank of New York. The adjusted LIBOR rate is determined by reference to settlement rates established for deposits in dollars in the London interbank market for a period equal to the interest period of the applicable loan and the maximum reserve percentages established by the Board of Governors of the U.S. Federal Reserve to which our lenders are subject. Our second priority senior secured notes are comprised of (i) $525.0 million fixed rate notes and (ii) $225.0 million floating rate notes. The floating rate notes bear interest at a rate of LIBOR plus 3.875% per annum, which resets quarterly. At December 30, 2006, the LIBOR rate applicable to the term loan and floating rate notes was 5.37% and 5.39%, respectively. If the LIBOR rate increases 0.25% and 0.5%, we estimate an annual increase in our interest expense of $2.2 million and $4.5 million, respectively.

Resin Cost Sensitivity

We are exposed to market risk from changes in plastic resin prices that could impact our results of operations and financial condition. We purchased approximately $461.7 million of resin in fiscal 2006 with approximately 64% of our resin pounds being PP, 22% HDPE, 9% LDPE, 3% PET and 2% other. We have contractual price escalators and de-escalators tied to the price of resin with customers representing more than 60% of net sales that result in price increases/decreases to these customers in a relatively short period of time, typically quarterly. In addition, we have historically had success in passing through price increases and decreases in the price of resin to customers without indexed price agreements. Less than 10% of our net sales are generated from arrangements that exhibit fixed-price characteristics, and we have at times and may continue to enter into negotiated purchase agreements with resin suppliers to lock-in a level of profitability on these arrangements. We also opportunistically pursue resin forward hedging transactions in order to manage our resin spend and further align our costs with our prices to our customers. We can further seek to mitigate the effect of resin price movements through our ability to accommodate raw material switching for certain products between HDPE and PP as prices fluctuate and reducing the quantity of resin in certain of our products. We believe that using the methods described above we have a proven strategy for managing changes in resin prices as evidenced by our consistent profitability and earnings growth throughout recent periods of historically high resin volatility.

Our plastic resin purchasing strategy is to deal with only high-quality, dependable suppliers, such as Basell, Chevron, Dow, ExxonMobil, Huntsman, Lyondell, Nova, Sunoco and Total. We believe that we have maintained strong relationships with these key suppliers and expect that such relationships will continue into the foreseeable future. The resin market is a global market and, based on our experience, we believe that adequate quantities of plastic resins will be available at market prices, but we can give you no assurances as to such availability or the prices thereof.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements

Report of Independent Registered Public Accounting Firm	F- 1
Consolidated Balance Sheets at December 30, 2006 and December 31, 2005	F- 2
Consolidated Statements of Operations for the periods ended December 30, 2006, December 31, 2005 and January 1, 2005	F- 4
Consolidated Statements of Changes in Stockholders' Equity for the periods ended December 30, 2006, December 31, 2005, and January 1, 2005	F- 5
Consolidated Statements of Cash Flows for the periods ended December 30, 2006, December 31, 2005 and January 1, 2005	F- 6
Notes to Consolidated Financial Statements	F- 7

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

Item 9B. OTHER INFORMATION

None

PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table provides information regarding the executive officers, officers and members of the board of directors of Berry Plastics Group, of which we are a wholly owned subsidiary, following the consummation of the Merger.

Name	Age	Title
Ira G. Boots (1) (3)................................	52	President, Chief Executive Officer and Director
R. Brent Beeler......................................	53	Executive Vice President and Chief Operating Officer
James M. Kratochvil............................	50	Executive Vice President, Chief Financial Officer, Treasurer and Secretary
Anthony M. Civale (1) (2).............	32	Director
Patrick J. Dalton..............................	38	Director
Donald C. Graham (1).....................	73	Director
Steven C. Graham (2)......................	47	Director
Joshua J. Harris...............................	41	Director
Robert V. Seminara (1) (2) (3)........	34	Director

(1)	Member of the Compensation Committee.
(2)	Member of the Audit Committee.
(3)	Member of the Executive Committee.

The following table provides information regarding the executive officers, officers and members of the board of directors of Berry Plastics Holding Corporation following the consummation of the Merger.

Name	Age	Title
Ira G. Boots (1) (3)............................	52	President, Chief Executive Officer and Director
R. Brent Beeler..................................	53	Executive Vice President and Chief Operating Officer
James M. Kratochvil........................	50	Executive Vice President, Chief Financial Officer, Treasurer and Secretary
Anthony M. Civale (1) (2)...............	32	Director
Robert V. Seminara (1) (2) (3)..........	34	Director

(1)	Member of the Compensation Committee.
(2)	Member of the Audit Committee.
(3)	Member of the Executive Committee.

Ira G. Boots has been President and Chief Executive Officer since June 2001 of Holding and Berry Plastics Corporation, and a Director of Holding and Berry Plastics Corporation since April 1992. Prior to that, Mr. Boots served as Chief Operating Officer of Berry Plastics Corporation since August 2000 and Vice President of Operations, Engineering and Product Development of Berry Plastics Corporation since April 1992. Mr. Boots was employed by our predecessor company from 1984 to December 1990 as Vice President, Operations.

R. Brent Beeler was named Executive Vice President and Chief Operating Officer of Holding and Berry Plastics Corporation in May 2005. He formerly served as President—Containers and Consumer Products of Berry Plastics Corporation since October 2003 and has been an Executive Vice President of Holding since July 2002. He had been Executive Vice President and General Manager—Containers and Consumer Products of Berry Plastics Corporation since October 2002 and was Executive Vice President and General Manager—Containers since August 2000. Prior to that, Mr. Beeler was Executive Vice President, Sales and Marketing of Berry Plastics Corporation since February 1996 and Vice President, Sales and Marketing of Berry Plastics Corporation since December 1990. Mr. Beeler was employed by our predecessor company from October 1988 to December 1990 as Vice President, Sales and Marketing and from 1985 to 1988 as National Sales Manager.

James M. Kratochvil has been Executive Vice President, Chief Financial Officer, Treasurer and Secretary of Holding and Berry Plastics Corporation since December 1997. He formerly served as Vice President, Chief Financial Officer and

Secretary of Berry Plastics Corporation since 1991, and as Treasurer of Berry Plastics Corporation since May 1996. He formerly served as Vice President, Chief Financial Officer and Secretary of Holding since 1991. Mr. Kratochvil was employed by our predecessor company from 1985 to 1991 as Controller.

Anthony M. Civale has been a member of our Board of Directors since the consummation of the Merger. Mr. Civale is a Partner at Apollo, where he has worked since 1999. Prior to that time, Mr. Civale was employed by Deutsche Bank Securities in the Corporate Finance Department. Mr. Civale also serves on the boards of directors of Goodman Global Holdings, Inc. and Covalence Specialty Materials Corp.

Patrick J. Dalton has been a member of our Board of Directors since the consummation of the Merger. Mr. Dalton is a Partner and member of the Investment Committee of Apollo Investment Management, L.P., Apollo’s business development corporation, where he has worked since 2004. Prior to that time, Mr. Dalton was employed by Goldman, Sachs & Co. in the Principal Investment Area. Mr. Dalton has served, or was an observer, on the boards of directors of Playpower Inc., Pro Mach Inc., and Hanley Wood, LLC as well as a number of other private companies.

Donald C. Graham founded the Graham Group, an industrial and investment concern, and has been a member of our Board of Directors since the consummation of the Merger. The Graham Group is engaged in a broad array of businesses, including industrial process technology development, capital equipment production, and consumer and industrial products manufacturing. Mr. Graham founded Graham Packaging Company, in which he sold a controlling interest in 1998. The Graham Group’s three legacy industrial businesses operate in more than 80 locations worldwide, with combined sales of more than $2.75 billion. Mr. Graham currently serves on the board of directors of Western Industries, Inc., Supreme Corq LLC, National Diversified Sales, Inc., Infiltrator Systems, Inc., Touchstone Wireless Repair and Logistics LP, Nurture, Inc., Graham Engineering Corporation and Graham Architectural Products Corporation.

Steven C. Graham founded Graham Partners and has been a member of our Board of Directors since the consummation of the Merger. Prior to founding Graham Partners in 1998, Mr. Graham oversaw the Graham Group’s corporate finance division starting in 1988. Prior to 1988, Mr. Graham was a member of the investment banking division of Goldman, Sachs & Co., and was an Acquisition Officer for the RAF Group, a private equity investment group. Mr. Graham currently serves on the board of directors of Graham Architectural Products Corporation, Western Industries, Inc., National Diversified Sales, Inc., HB&G Building Products, Inc., Nailite International, Inc., Dynojet, Inc., Supreme Corq LLC, Line-X, LLC, Abrisa Industrial Glass, Inc., Infiltrator Systems, Inc., The Masonry Group LLC, Aerostructures Acquisition, LLC, Transaxle, LLC, and ICG Commerce Holdings, Inc.

Joshua J. Harris has been a member of our Board of Directors since the consummation of the Merger. Mr. Harris is a founding Senior Partner at Apollo and has served as an officer of certain affiliates of Apollo since 1990. Prior to that time, Mr. Harris was a member of the Mergers and Acquisitions Department of Drexel Burnham Lambert Incorporated. Mr. Harris is also a director of Hexion Specialty Chemicals, Inc., Allied Waste Industries, Inc., Metals USA, Inc., Nalco Corporation, Covalence Specialty Materials Corp., Quality Distribution Inc., United Agri Products and Verso Paper Inc.

Robert V. Seminara has been a member of our Board of Directors since the consummation of the Merger. Mr. Seminara is a Partner at Apollo, where he has worked since 2003. Prior to that time, Mr. Seminara was a managing director of Evercore Partners LLC. Mr. Seminara also serves on the boards of directors of Hexion Specialty Chemicals, Inc., Covalence Specialty Materials Corp. and World Kitchen Inc.

Board Committees

Our Board of Directors has a Compensation Committee, an Audit Committee and Executive Committee. The Compensation Committee makes recommendations concerning salaries and incentive compensation for our employees and consultants. The Audit Committee, which consists of at least one financial expert, recommends the annual appointment of auditors with whom the Audit Committee reviews the scope of audit and non-audit assignments and related fees, accounting principles we use in financial reporting, internal auditing procedures and the adequacy of our internal control procedures.

Item 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The Company has a Compensation Committee comprised of Messrs. Boots, Seminara, Civale, and Donald Graham. The annual salary and bonus paid to Messrs. Boots, Kratochvil, Beeler, Hobson, and Unfried for fiscal 2006 were determined by the Compensation Committee in accordance with their respective employment agreements. All other compensation decisions with respect to officers of the Company are made by Mr. Boots pursuant to policies established in consultation with the Compensation Committee. The Company believes that executive compensation should be designed to align closely the interest of the Company, the executive officers, and its stockholders and attract, motivate reward and retain superior management talent. Berry utilizes the following guidelines pertaining to executive compensation:

•	Pay compensation that is competitive with the practices of other competing businesses

•	Pay for performance by:

•	Setting performance goals for our officers and providing a short-term incentive through a bonus plan that is based upon achievement of these goals; and

•
Providing long-term incentives in the form of stock options, in order to retain those individuals with the leadership abilities necessary for increasing long-term shareholder value while aligning with the interests of our investors

The compensation for our executive officers is primarily in the following three categories: (1) salary, (2) bonus, and (3) stock options. Berry has selected these elements because each is considered useful and/or necessary to meet one or more of the principal objectives of the business. For instance, base salary and bonus targets are set with the goal of motivating employees and adequately compensating and rewarding them on a day-to-day basis for the time spent and the services they perform, while our equity programs are geared toward providing an incentive and reward for the achievement of long-term business objectives and retaining key talent. Berry believes that these elements of compensation, when combined, are effective, and will continue to be effective.

The compensation program is reviewed on an annual basis. In setting individual compensation levels for a particular executive, the total compensation package is considered as well as each element individually, and the executive’s past and expected future contributions to our business.

Messrs. Seminara and Civale are partners in Apollo Management. Donald Graham is the founder of the Graham Group. See the section of this Form 10-K titled “Certain Relationships and Related Transactions” for a description of these transactions between us and various affiliates of Apollo and Graham.

The following table sets forth a summary of the compensation paid by us to our Chief Executive Officer and our four other most highly compensated executive officers (collectively, the “Named Executive Officers”) for services rendered in all capacities to us during fiscal 2006, 2005 and 2004.

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary	Option Awards ($)	Bonus (1)	All Other Compensation	Total ($)
Ira G. Boots President and Chief Executive Officer	2006 2005 2004	$655,088 455,749 442,226	$704,178 — —	$10,291,398 299,323 214,200	$ — — —	$11,650,664 755,072 656,426
James M. Kratochvil Executive Vice President, Chief Financial Officer, Treasurer and Secretary	2006 2005 2004	$359,089 293,373 284,909	$403,332 — —	$4,543,798 192,422 137,700	$ — — —	$5,306,219 485,795 422,609
R. Brent Beeler Executive Vice President and Chief Operating Officer	2006 2005 2004	$552,788 382,828 345,995	$403,332 135,000 —	$4,359,213 236,325 156,503	$ — — —	$5,315,333 754,153 502,498
Randall J. Hobson President - Rigid Closed Top Division	2006 2005 2004	$253,075 177,805 140,374	$264,480 56,520 —	$1,023,955 95,900 66,634	$ — — —	$1,541,510 330,225 207,008
G. Adam Unfried President - Rigid Open Top Division	2006 2005 2004	$248,148 183,447 132,556	$264,480 56,520 —	$1,029,591 90,420 53,550	$ — — —	$1,542,219 330,387 186,106

(1) Amounts shown include amounts paid to Messrs. Boots, Kratochvil, Beeler, Hobson, and Unfried at the time of Merger of $9,450,000, $4,050,000, $3,650,000, $700,000, and $700,000, respectively.

Employment Agreements

In connection with the Merger, Berry entered into employment agreements with each of Messrs. Boots, Beeler and Kratochvil that supersede their previous employment agreements with Berry and that expire on December 31, 2011. In addition, Messrs. Hobson and Unfried entered into amendments to their existing employment agreements with Berry that extend the terms of such agreements through December 31, 2011 (each of the agreements with Messrs. Boots, Beeler, Kratochvil, Hobson and Unfried, as amended, an “Employment Agreement” and, collectively, the “Employment Agreements”). The Employment Agreements provided for fiscal 2006 base compensation as disclosed in the “Summary Compensation Table” above. Salaries are subject in each case to annual adjustment at the discretion of the Compensation Committee of the Board of Directors of Berry Plastics Corporation. The Employment Agreements entitle each executive to participate in all other incentive compensation plans established for executive officers of Berry. Berry may terminate each Employment Agreement for “cause” or a “disability” (as such terms are defined in the Employment Agreements). Specifically, if any of Messrs. Boots, Beeler, Kratochvil, Hobson, and Unfried is terminated by Berry without ‘‘cause’’ or resigns for ‘‘good reason’’ (as such terms are defined in the Employment Agreements), that individual is entitled to: (1) the greater of (a) base salary until the later of one year after termination or (b) 1/12 of 1 year’s base salary for each year of employment up to 30 years with Berry Plastics Corporation or a predecessor in interest (excluding Messrs. Hobson and Unfried which would be entitled to (a) only) and (2) the pro rata portion of his annual bonus. Each Employment Agreement also includes customary noncompetition, nondisclosure and nonsolicitation provisions.

In addition, the Named Executive Officers purchased Berry Plastics Group common stock and were granted options to purchase Berry Plastics Group Common Stock, as described elsewhere in this Form 10-K

Grants of Plan-Based Awards for 2006

In connection with the Merger, we have adopted an equity incentive plan for the benefit of certain of our employees, which we refer to as the 2006 Equity Incentive Plan. The purpose of the 2006 Equity Incentive Plan is to further our growth and success, to enable our directors, executive officers and employees to acquire shares of our common stock, thereby increasing their personal interest in our growth and success, and to provide a means of rewarding outstanding performance by such persons. See the table below for the grants to our named executive officers in 2006 from this incentive plan.

Name	Grant Date	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/sh)	Grant Date Fair Value of Stock and Option Awards
Ira G. Boots (1)	9/20/06	12,141	$100	$376,371
Ira G. Boots (2)	9/20/06	12,141	$100	$315,666
Ira G. Boots (3)	9/20/06	12,141	$100	$12,141
James M. Kratochvil (1)	9/20/06	6,954	$100	$215,574
James M. Kratochvil (2)	9/20/06	6,954	$100	$180,804
James M. Kratochvil (3)	9/20/06	6,954	$100	$6,954
R. Brent Beeler (1)	9/20/06	6,954	$100	$215,574
R. Brent Beeler (2)	9/20/06	6,954	$100	$180,804
R. Brent Beeler (3)	9/20/06	6,954	$100	$6,954
Randall J. Hobson (1)	9/20/06	4,560	$100	$141,360
Randall J. Hobson (2)	9/20/06	4,560	$100	$118,560
Randall J. Hobson (3)	9/20/06	4,560	$100	$4,560
G. Adam Unfried (1)	9/20/06	4,560	$100	$141,360
G. Adam Unfried (2)	9/20/06	4,560	$100	$118,560
G. Adam Unfried (3)	9/20/06	4,560	$100	$4,560

(1) Represents options which (i) have an exercise price fixed at $100 per share, which was the fair market value of a share of Group Common Stock on the date of grant, and (ii) vest and become exercisable over a five year period, beginning in fiscal 2007 based on continued service with the Company.
(2) Represents options which (i) have an exercise price fixed at $100 per share, which was the fair market value of a share of Group Common Stock on the date of grant, and (ii) vest and become exercisable based on the achievement by Group of certain financial targets.
(3) Represents options which (i) have an exercise price that commenced at $100 per share, which was the fair market value of a share of Group Common Stock on the date of grant, and will increase at the rate of 15% per year during the term of the option starting in fiscal 2007 and (ii) vest and become exercisable over a five year period, beginning in fiscal 2007 based on continued service with the Company.

Outstanding Equity Awards at Fiscal Year-End Table

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price	Option Expiration Date
Ira G. Boots	—	36,423	$100	9/20/16
James M. Kratochvil	—	20,862	$100	9/20/16
R. Brent Beeler	—	20,862	$100	9/20/16
Randall J. Hobson	—	13,680	$100	9/20/16
G. Adam Unfried	—	13,680	$100	9/20/16

Option Exercises and Stock Vested for 2006

	Option Awards
Name	Shares Acquired on Exercise (1)	Value Realized on Exercise (1)
Ira G. Boots	80,475	$14,862,455
James M. Kratochvil	46,570	$8,683,395
R. Brent Beeler	48,259	$8,943,221
Randall J. Hobson	12,567	$2,362,964
G. Adam Unfried	8,803	$1,668,161

(1) All vested options were settled in cash for the difference between the fair value and the exercise cost in connection with the Merger.

Compensation for Directors

Non-employee directors receive $12,500 per quarter plus $2,000 for each meeting they attend and are reimbursed for out-of-pocket expenses incurred in connection with their duties as directors. Non-employee directors each received 2,000 stock options in connection with the consummation of the Merger. These options were vested and exercisable immediately. For each individual, 1,334 of the options and have a fixed exercise price of $100 per share, which was the fair market value at the date of grant, and the remaining 666 options have an exercise price that commenced at the fair market value of $100 per share and increases at a rate of 15% per year. For the fiscal year ended December 30, 2006, we paid $150,000 for non-employee directors’ fees as shown in the following table.

Director Compensation Table for 2006

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)	Total ($)
Anthony M. Civale	$25,000	$41,354	$66,354
Patrick J. Dalton	25,000	41,354	66,354
Donald C. Graham	25,000	41,354	66,354
Steven C. Graham	25,000	41,354	66,354
Joshua J. Harris	25,000	41,354	66,354
Robert V. Seminara	25,000	41,354	66,354

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Stock Ownership

We are a wholly-owned subsidiary of Group. The following table sets forth certain information regarding the beneficial ownership of the common stock, of Group with respect to each person that is a beneficial owner of more than 5% of its outstanding common stock and beneficial ownership of its common stock by each director and each executive officer named in the Summary Compensation Table and all directors and executive officers as a group as of December 30, 2006.

Name and Address of Owner(1)	Number of Shares of Common Stock(1)	Percent of Class
Apollo Investment Fund VI, L.P. (2)	3,559,930	72.1%
AP Berry Holdings, LLC (3)	1,641,269	33.3%
Graham Berry Holdings, LP (4)	500,000	10.1%
Ira G. Boots (5)	119,395	2.4%
James M. Kratochvil (5)	67,787	1.4%
R. Brent Beeler (5)	68,010	1.4%
G. Adam Unfried (5)	12,118	*
Randall J. Hobson (5)	15,246	*
Anthony M. Civale (6),(7)	2,000	*
Patrick J. Dalton (6),(7)	2,000	*
Donald C. Graham (6),(8)	2,000	*
Steven C. Graham (6),(8)	2,000	*
Joshua J. Harris (6),(7)	2,000	*
Robert V. Seminara (6),(7)	2,000	*

All directors and executive officers as a group (11 persons) (6)	294,556	6.0%
* Less than 1% of common stock outstanding.

(1) The amounts and percentages of common stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares voting power, which includes the power to vote or direct the voting of such security, or investment power, which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Securities that can be so acquired are deemed to be outstanding for purposes of computing such person’s ownership percentage, but not for purposes of computing any other person’s percentage. Under these rules, more than one person may be deemed beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which such person has no economic interest. Except as otherwise indicated in these footnotes, each of the beneficial owners has, to our knowledge, sole voting and investment power with respect to the indicated shares of common stock.

(2) Represents all equity interests of Berry Plastics Group held of record by controlled affiliates of Apollo Investment Fund VI, L.P., including AP Berry Holdings, LLC and BPC Co-Investment Holdings, LLC. Apollo Management VI, L.P. has the voting and investment power over the shares held on behalf of Apollo. Each of Messrs. Civale, Dalton, Harris, and Seminara, who have relationships with Apollo, disclaim beneficial ownership of any shares of Berry Plastics Group that may be deemed beneficially owned by Apollo Management VI, L.P., except to the extent of any pecuniary interest therein. Each of Apollo Management VI, L.P., AP Berry Holdings, LLC and its affiliated investment funds disclaims beneficial ownership of any such shares in which it does not have a pecuniary interest. The address of Apollo Management VI, L.P., Apollo Investment Fund VI, L.P., and AP Berry Holdings LLC is c/o Apollo Management, L.P., 9 West 57th Street, New York, New York 10019.

(3) The address of AP Berry Holdings LLC is c/o Apollo Management, L.P., 9 West 57th Street, New York, New York 10019.

(4) Graham Partners II, L.P., as the sole member of the general partner of Graham Berry Holdings, LP,  has the voting and investment power over the shares held by Graham Berry Holdings, LP. Each of Messrs. Steven Graham and Donald Graham, who have relationships with Graham Partners II, L.P. and/or Graham Berry Holdings, LP, disclaim beneficial ownership of any shares of Berry Plastics Group that may be deemed beneficially owned by Graham Partners II, L.P. or Graham Berry Holdings, LP except to the extent of any pecuniary interest therein. Each of Graham Partners II, L.P. and its affiliates disclaims beneficial ownership of any such shares in which it does not have a pecuniary interest. The address of Graham Partners II, L.P. and Graham Berry Holdings, LP is 3811 West Chester Pike, Building 2, Suite 200 Newton Square, Pennsylvania 19073.

(5) The address of Messrs. Boots, Beeler, Kratochvil, Unfried, and Hobson is c/o Berry Plastics Holding Corporation, 101 Oakley Street, Evansville, Indiana 47710.

(6) Includes 2,000 shares underlying options that are vested or scheduled to vest within 60 days of September 20, 2006 for each of Messrs. Civale, Dalton, Donald Graham, Steven Graham, Harris and Seminara.

(7) The address of Messrs. Civale, Harris, Seminara and Dalton is c/o Apollo Management, L.P., 9 West 57th Street, New York, New York 10019.

(8) The address of Messrs. Steven Graham and Donald Graham is c/o Graham Partners II, L.P. is 3811 West Chester Pike, Building 2, Suite 200 Newtown Square, Pennsylvania 19073.

Equity Compensation Plan Information

The following table provides information as of December 30, 2006 regarding shares of common stock of Group that may be issued under our existing equity compensation plan.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted Average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities referenced in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	—	—

Equity compensation plans not approved by security holders (1)	500,184 (2)	100	77,068

Total	500,184	100	77,068

(1) Consists of the 2006 Equity Incentive Plan which our Board adopted in September 2006.
(2) Does not include shares of Group Common Stock already purchased as such shares are already reflected in the Company’s outstanding shares.

2006 Equity Incentive Plan

In connection with the Merger, we have adopted an equity incentive plan for the benefit of certain of our employees, which we refer to as the 2006 Equity Incentive Plan. The purpose of the 2006 Equity Incentive Plan is to further our growth and success, to enable our directors, executive officers and employees to acquire shares of our common stock, thereby increasing their personal interest in our growth and success, and to provide a means of rewarding outstanding performance by such persons. Options granted under the 2006 Equity Incentive Plan may not be assigned or transferred, except to us or by will or the laws of descent or distribution. The 2006 Equity Incentive Plan terminates ten years after adoption and no options may be granted under the plan thereafter. The 2006 Equity Incentive Plan allows for the issuance of non-qualified options, options intended to qualify as “incentive stock options” within the meaning of the Internal Revenue Code of 1986, as amended, and stock appreciation rights.

The employees participating in the 2006 Equity Incentive Plan receive options and stock appreciation rights under the 2006 Equity Incentive Plan pursuant to individual option and stock appreciation rights agreements, the terms and conditions of which are substantially identical. Each option agreement provides for the issuance of options to purchase common stock of Berry Plastics Group.

As of December 30, 2006, there were outstanding options to purchase 494,720 shares of Group’s common stock and stock appreciation rights with respect to 5,464 shares of Group’s common stock.

Management Equity Buy-In

In connection with the Merger, members of our management team have made equity investments in Berry Plastics Group through the purchase of common stock in Berry Plastics Group. Such members of senior management and other employees have made their equity investments in Berry Plastics Group by using a portion of the compensation they received, or would have otherwise received, in connection with the Merger. The purchase price paid for their equity was based on the purchase price paid by the Sponsors. The equity securities that they have purchase are subject to restrictions on transfer, repurchase rights and other limitations set forth in a stockholders agreement. See “Certain Relationships and Related Party Transactions.” In total, our employees, including members of our senior management team, own approximately 23% of the equity of Berry Plastics Group on a fully diluted basis. We have made, and from time to time in the future we may make, secured loans to certain of our employees who are not executive officers to finance the purchase of Berry Plastics Group common stock by such employees. In connection with the Merger, Group loaned $9.8 million to non-executive management in order to purchase a portion of the common equity.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Stockholders Agreement with Management

We make cash payments to Berry Plastics Group to enable it to pay any (i) federal, state or local income taxes to the extent that such income taxes are directly attributable to our and our subsidiaries’ income, (ii) franchise taxes and other fees required to maintain Berry Plastics Group’s legal existence and (iii) corporate overhead expenses incurred in the ordinary course of business and salaries or other compensation of employees who perform services for both Berry Plastics Group and us.

Prior to the Merger, Goldman Sachs Credit Partners, L.P., an affiliate of Goldman Sachs, acted as the administrative agent, joint lead arranger and joint bookrunner for the Second Amended and Restated Retired Credit Facility without separate compensation. JP Morgan Chase Bank, an affiliate of J.P. Morgan, acted as the joint lead arranger and joint bookrunner for the Second Amended and Restated Credit Facility for consideration of approximately $0.4 million. In addition, the Company entered into four resin forward contracts in the fourth quarter of 2004 ranging from 6.0 million to 33.6 million annual pounds of resin with J. Aron & Company, a division of Goldman, Sachs & Co., and entered into foreign currency transactions through its normal course of business with Goldman, Sachs & Co. In June 2005, Berry entered into two separate interest rate swap transactions, which were cancelled in the third quarter before the Merger, for $100.0 million each with an affiliate of Goldman Sachs and an affiliate of J.P. Morgan to protect a portion of the outstanding variable rate term loan debt from future interest rate volatility.

Also prior to the Merger, in connection with the Kerr Acquisition, the Company paid $2.7 million to entities affiliated with Goldman, Sachs & Co. and $1.3 million to entities affiliated with J.P. Morgan Chase & Co., for advisory and other services. Goldman Sachs and J.P. Morgan Chase Bank, an affiliate of J.P. Morgan, acted as co-syndication agents, joint lead arrangers, and joint bookrunners for the Second Amendment to the Second Amended and Restated Retired Credit Facility for consideration of $2.7 million and $2.4 million, respectively. Goldman Sachs Credit Partners, L.P., an affiliate of Goldman Sachs, acted as the co-syndication agent, joint lead arranger and joint bookrunner for the Third Amendment to the Second Amended and Restated Retired Credit Facility without separate compensation. JP Morgan Chase Bank, an affiliate of J.P. Morgan, acted as the co-syndication agent, joint lead arranger, and joint bookrunner for the Third Amendment to the Second Amended and Restated Retired Credit Facility for consideration of $0.5 million. Also, affiliates of Goldman Sachs & Co. and J.P. Morgan invest in a portion of the Company’s credit facilities in its normal course of business. In connection with the Merger, the Company paid $19.7 million to affiliates of Goldman Sachs & Co. and J.P. Morgan for advisory and other services.

In connection with the Merger, Apollo and Graham and certain of our employees who invested in Berry Plastics Group entered into a stockholders agreement. The stockholders agreement provides for, among other things, a restriction on the transferability of each such person’s equity ownership in us, tag-along rights, drag-along rights, piggyback registration rights and repurchase rights by us in certain circumstances.

Apollo and Graham have entered into a management agreement with us and Berry Plastics Group relating to the provision of certain financial and strategic advisory services and consulting services. We pay Apollo and Graham an annual management fee equal to the greater of $3.0 million and 1.25% of our Adjusted EBITDA, as defined in the bond indenture, and reimburse Apollo and Graham for out-of-pocket expenses incurred in the performance of their obligations under the agreement. We have agreed to indemnify Apollo and Graham and each of their affiliates and their directors, officers and representatives for losses relating to the services contemplated by the management agreement. The management agreement expires on December 31, 2012, subject to automatic yearly extensions unless terminated by any party upon prior notice. In addition, Apollo and Graham have the right to terminate the agreement at any time, in which case Apollo and Graham will receive additional consideration equal to the present value of $21 million less the aggregate amount of annual management fees previously paid to Apollo and Graham and the employee stockholders will receive a pro rata payment based on such amount. We paid $1,500,000 in management fees for the year ended December 30, 2006, including amounts paid for a portion of fiscal 2007 services. In addition, we paid Apollo and Graham a fee of $20.0 million for services rendered in connection with the Merger and reimbursed Apollo and Graham for certain expenses incurred in rendering those services.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees. The aggregate fees for professional services rendered by Ernst & Young LLP for the audit of the Predecessor’s and Company’s annual financial statements for 2006, 2005, and 2004, the review of the financial statements included in the Predecessor’s and Company’s Forms 10-Q for 2006, 2005, and 2004 and statutory audits of foreign subsidiaries totaled $1,372,000, $799,000, and $422,000, respectively.

Audit-Related Fees. The aggregate fees for assurance and related services by Ernst & Young LLP that are related to the performance of the audit or review of the Predecessor’s and Company’s financial statements, for 2006, 2005, and 2004, and are not disclosed in the paragraph caption “Audit Fees” above, were $85,000, $202,000, and $207,000, respectively. The services performed by Ernst & Young LLP in connection with these fees consisted of internal controls consultation and due diligence on businesses being considered for purchase.

Tax Fees. The aggregate fees for professional services rendered by Ernst & Young LLP for tax compliance, for the years ended 2006, 2005, and 2004 were $34,000, $120,000, and $65,000, respectively. The aggregate fees billed by Ernst & Young LLP for professional services rendered for tax advice and tax planning, for 2006, 2005, and 2004, were $240,000, $146,000, and $93,000, respectively. The services performed by Ernst & Young LLP in connection with these advisory and planning fees consisted of consultation regarding various tax issues.

All Other Fees. There were no fees for products and services by Ernst & Young LLP, other than the services described in the paragraphs captioned “Audit Fees”, “Audit-Related Fees”, and “Tax Fees” above for 2006, 2005 and 2004.

The Audit Committee has established its pre-approval policies and procedures, pursuant to which the Audit Committee approved the foregoing audit and permissible non-audit services provided by Ernst & Young LLP in 2006, 2005, and 2004. Consistent with the Audit Committee’s responsibility for engaging our independent auditors, all audit and permitted non-audit services require pre-approval by the Audit Committee. All requests or applications for services to be provided by the independent auditor that do not require specific approval by the Audit Committee will be submitted to the Chief Financial Officer and must include a detailed description of the services to be rendered. The Chief Financial Officer will determine whether such services are included within the services that have received pre-approval of the Audit Committee. The Audit Committee will be informed on a timely basis of any such services rendered by the independent auditor. Request or applications to provide services that require specific approval by the Audit Committee will be submitted to the Audit Committee by both the independent auditor and the Chief Financial Officer. The Chief Financial Officer and management will immediately report to the Audit Committee any breach of this policy that comes to the attention of the Chief Financial Officer or any member of management. Pursuant to these procedures the Audit Committee approved the audit and permissible non-audit services provided by Ernst & Young LLP in 2006, 2005, and 2004.

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

None

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Berry Plastics Holding Corporation

We have audited the accompanying consolidated balance sheets of Berry Plastics Holding Corporation (a wholly owned subsidiary of Berry Plastics Group, Inc.) as of December 30, 2006 (Company) and December 31, 2005 (Predecessor), and the related consolidated statements of operations, stockholders' equity, and cash flows for the periods from September 20, 2006 to December 30, 2006 (Company), January 1, 2006 to September 19, 2006 (Predecessor), and each of the two years in the period ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Berry Plastics Holding Corporation at December 30, 2006 (Company), and December 31, 2005 (Predecessor), and the consolidated results of its operations and its cash flows for the periods from September 20, 2006 to December 30, 2006 (Company), January 1, 2006 to September 19, 2006 (Predecessor) and each of the two years in the period ended December 31, 2005 (Predecessor), in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2006 the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.

/s/ ERNST & YOUNG LLP

Indianapolis, Indiana
March 9, 2007

Berry Plastics Holding Corporation
Consolidated Balance Sheets
(In Thousands of Dollars, except per share information)

	Company	Predecessor
	December 30, 2006	December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$19,549	$24,756
Accounts receivable (less allowance for doubtful accounts of $5,369 at December 30, 2006 and $5,766 at December 31, 2005)	145,387	140,443
Inventories:
Finished goods	111,635	101,632
Raw materials and supplies	48,885	50,716
	160,520	152,348
Deferred income taxes	21,531	22,905
Prepaid expenses and other current assets	24,416	39,037
Total current assets	371,403	379,489

Property and equipment:
Land	15,504	12,292
Buildings and improvements	83,329	92,810
Equipment and construction in progress	390,018	497,364
	488,851	602,466
Less accumulated depreciation	24,874	179,022
	463,977	423,444
Intangible assets:
Deferred financing fees, net	41,763	18,333
Customer relationships, net	504,663	255,981
Goodwill	989,181	495,258
Trademarks, net	182,200	47,065
Other intangibles, net	15,469	28,260
	1,733,276	844,897
Total assets	$2,568,656	$1,647,830

Consolidated Balance Sheets (continued)

	Company	Predecessor
	December 30, 2006	December 31, 2005
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$89,030	$64,970
Accrued interest	26,010	20,165
Employee compensation, payroll and other taxes	37,113	43,915
Accrued expenses and other current liabilities	31,297	34,730
Current portion of long-term debt	12,400	13,928
Total current liabilities	195,850	177,708

Long-term debt, less current portion	1,860,474	1,146,692
Deferred income taxes	197,801	94,934
Other long-term liabilities	20,344	25,108
Total liabilities	2,274,469	1,444,442
Stockholders' equity:
Common stock; $.01 par value: 200,000,000 shares authorized; 4,931,011 shares issued and outstanding at December 30, 2006	49	—
Additional paid-in capital	493,581	346,943
Adjustment of the carryover basis of continuing stockholders	(173,422)	(196,603)
Notes receivable - common stock	(9,935)	(14,273)
Treasury stock: 629 shares	(63)	—
Common Stock (Predecessor)	—	34
Treasury Stock (Predecessor)	—	(3,547)
Retained earnings	(18,065)	58,969
Accumulated other comprehensive income	2,042	11,865
Total stockholders’ equity	294,187	203,388
Total liabilities and stockholders' equity	$2,568,656	$1,647,830

See notes to consolidated financial statements.

Berry Plastics Holding Corporation

Consolidated Statements of Operations
(In Thousands of Dollars)

	Company	Predecessor
	Period from 9/20/06- 12/30/06	Period from 01/01/06-09/19/06	Year ended December 31, 2005	Year ended January 1, 2005
Net sales	$383,288	$1,048,476	$1,169,704	$814,213
Cost of goods sold	316,939	839,429	943,370	639,329
Gross profit	66,349	209,047	226,334	174,884

Operating expenses:
Selling	10,253	28,255	34,145	26,361
General and administrative	17,369	43,885	49,477	38,518
Research and development	2,373	5,455	6,131	3,825
Amortization of intangibles	7,554	15,127	15,574	6,513
Merger expenses	—	70,122	—	—
Other expenses	4,325	4,744	5,218	5,791
Operating income	24,475	41,459	115,789	93,876

Other expense (income):
Unrealized loss (gain) on investment in Southern Packaging	—	(299)	1,354	—
Income before interest and taxes	24,475	41,758	114,435	93,876

Interest:
Expense	47,773	64,710	74,445	54,076
Loss on extinguished debt	5,875	34,041	7,045	—
Income	(302)	(901)	(1,171)	(891)
Income (loss) before income taxes	(28,871)	(56,092)	34,116	40,691
Income tax expense (benefit)	(10,806)	1,011	14,325	17,740
Net income (loss)	$(18,065)	$(57,103)	$19,791	$22,951

See notes to consolidated financial statements.

Berry Plastics Holding Corporation
Consolidated Statements of Changes in Stockholders' Equity
(In Thousands of Dollars)

	Common Stock	Additional Paid-In Capital	Adjustment of the carryover basis of continuing stockholders	Notes receivable - common stock	Treasury Stock	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income	Total	Comprehensive Income
Predecessor:
Balance at December 27, 2003	$ 34	$344,363	$(196,603)	$(14,157)	$ (1,972)	$ 16,227	$ 4,699	$152,591

Issuance of common stock	—	53	—	—	—	—	—	53	—
Collection on notes receivable	—	—	—	73	—	—	—	73	—
Purchase of treasury stock	—	—	—	—	(192)	—	—	(192)	—
Sale of treasury stock	—	—	—	—	115	—	—	115	—
Interest on notes receivable	—	—	—	(772)	—	—	—	(772)	—
Stock-based compensation	—	585	—	—	—	—	—	585	—
Translation gain	—	—	—	—	—	—	2,743	2,743	2,743
Other comprehensive gains	—	—	—	—	—	—	5,744	5,744	5,744
Net income	—	—	—	—	—	22,951	—	22,951	22,951
Balance at January 1, 2005	34	345,001	(196,603)	(14,856)	(2,049)	39,178	13,186	183,891	31,438

Collection on notes receivable	—	—	—	1,361	—	—	—	1,361	—
Purchase of treasury stock	—	(15)	—	—	(5,498)	—	—	(5,513)	—
Sale of treasury stock	—	(195)	—	—	4,000	—	—	3,805	—
Interest on notes receivable	—	—	—	(778)	—	—	—	(778)	—
Stock-based compensation	—	2,152	—	—	—	—	—	2,152	—
Translation losses	—	—	—	—	—	—	(3,225)	(3,225)	(3,225)
Other comprehensive gains	—	—	—	—	—	—	1,904	1,904	1,904
Net income	—	—	—	—	—	19,791	—	19,791	19,791
Balance at December 31, 2005	34	346,943	(196,603)	(14,273)	(3,547)	58,969	11,865	203,388	18,470

Collection on notes receivable	—	—	—	3,234	—	—	—	3,234	—
Purchase of treasury stock	—	(204)	—	—	(827)	—	—	(1,031)	—
Sale of treasury stock	—	—	—	—	873	—	—	873	—
Interest on notes receivable	—	—	—	(488)	—	—	—	(488)	—
Stock-based compensation	—	12,638	—	—	—	—	—	12,638	—
Translation gains	—	—	—	—	—	—	2,145	2,145	2,145
Other comprehensive losses	—	—	—	—	—	—	(6,328)	(6,328)	(6,328)
Net loss	—	—	—	—	—	(57,103)	—	(57,103)	(57,103)
Redemption of predecessor stock	(34)	(359,377)	196,603	11,527	3,501	(1,866)	(7,682)	(157,328)	61,286
Balance at September 19, 2006	—	—	—	—	—	—	—	—	—

Company:
Fair value adjustment on rolled stock	—	—	(173,422)	—	—	—	—	(173,422)	—
Issuance of common stock	49	493,052	—	(9,805)	—	—	—	483,296	—
Purchase of treasury stock	—	—	—	—	(148)	—	—	(148)	—
Sale of treasury stock	—	—	—	—	85	—	—	85	—
Interest on notes receivable	—	—	—	(130)	—	—	—	(130)	—
Stock-based compensation	—	529	—	—	—	—	—	529	—
Translation gains	—	—	—	—	—	—	1,358	1,358	1,358
Other comprehensive gains	—	—	—	—	—	—	684	684	—
Net loss	—	—	—	—	—	(18,065)	—	(18,065)	(18,065)
Balance at December 30, 2006	$ 49	$493,581	$ (173,422)	$ (9,935)	$ (63)	$ (18,065)	$ 2,042	$ 294,187	$ (16,707)

See notes to consolidated financial statements.

Berry Plastics Holding Corporation

Consolidated Statements of Cash Flows
(In Thousands of Dollars)

	Company	Predecessor
	Period from 09/20/06-12/30/06	Period from 01/01/06-09/19/06	Year ended December 31, 2005	Year ended January 1, 2005
Operating activities
Net income (loss)	$(18,065)	$(57,103)	$19,791	$22,951
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	24,634	62,044	73,146	54,303
Non-cash interest expense	1,582	1,369	1,945	1,862
Loss on extinguished debt	5,875	34,041	7,045	—
Amortization of intangibles	7,554	15,127	15,574	6,513
Non-cash compensation	529	2,856	2,152	585
Unrealized loss (gain) on investment	—	(299)	1,354	—
Deferred income taxes (benefit)	(10,746)	—	12,769	16,772
Merger expenses	—	70,122	—	—
Changes in operating assets and liabilities:
Accounts receivable, net	10,562	(14,582)	(13,004)	(7,216)
Inventories	16,523	(14,214)	(8,720)	(27,200)
Prepaid expenses and other assets	2,794	3,697	309	(7,022)
Accrued interest	26,010	(10,300)	1,349	683
Payables and accrued expenses	(29,988)	40,694	(12,164)	13,002
Net cash provided by operating activities	37,264	133,452	101,546	75,233

Investing activities
Additions to property and equipment	(15,002)	(77,060)	(57,829)	(52,624)
Proceeds from disposal of property and equipment	16	71	2,223	2,986
Proceeds from working capital settlement on business acquisition	—	—	—	7,397
Investment in Southern Packaging	—	—	—	(3,236)
Acquisitions of businesses	(2,290,341)	—	(464,392)	—
Net cash used for investing activities	(2,305,327)	(76,989)	(519,998)	(45,477)

Financing activities
Proceeds from long-term borrowings	1,850,832	—	465,052	880
Payments on long-term borrowings	(3,485)	(84,845)	(12,882)	(55,996)
Proceeds from notes receivable	—	3,234	1,361	73
Issuance of common stock	483,296	—	—	53
Purchase of treasury stock	(148)	(1,031)	(5,513)	(192)
Sale of treasury stock	85	873	3,805	115
Debt financing costs	(43,348)	—	(8,637)	(641)
Net cash provided by (used for) financing activities	2,287,232	(81,769)	443,186	(55,708)
Effect of exchange rate changes on cash	380	550	(242)	24
Net increase (decrease) in cash and cash equivalents	19,549	(24,756)	24,492	(25,928)
Cash and cash equivalents at beginning of period	—	24,756	264	26,192

Cash and cash equivalents at end of period	$19,549	$—	$24,756	$264

See notes to consolidated financial statements.

Berry Plastics Holding Corporation
Notes to Consolidated Financial Statements
(In thousands of dollars, except as otherwise noted)

Note 1. Organization

Berry Plastics Holding Corporation (“Holding”, formerly BPC Holding Corporation), through its wholly-owned subsidiary Berry Plastics Corporation (“Berry” or the “Company”) and its wholly-owned subsidiaries, manufactures and markets plastic packaging products. Holding is a wholly-owned subsidiary of Berry Plastics Group, Inc. (“Group”). Holding’s fiscal year is a 52/53 week period ending generally on the Saturday closest to December 31. All references herein to “2006”, “2005,” and “2004,” relate to the fiscal years ended December 30, 2006, December 31, 2005, and January 1, 2005, respectively. Due to the merger (see Note 3), fiscal 2006 consists of two separate periods of January 1, 2006 to September 19, 2006 (Predecessor) and September 20, 2006 to December 30, 2006 (Company).

Note 2. Summary of Significant Accounting Policies

Consolidation and Business

The consolidated financial statements include the accounts of Holding and its wholly-owned subsidiary Berry Plastics Corporation, and Berry’s subsidiaries, all of which are wholly-owned. The financial presentation presented in the Holding financial statements as of December 30, 2006 and for the period from September 20, 2006 to December 30, 2006 reflects all expenses incurred by Group. Holding has recorded expense in their financial statements to reflect expense related to stock compensation, management fees and income taxes, as Group files a consolidated income tax return. In addition, the equity structure of Group has been pushed down to Holding to mirror the capital structure of Group. Intercompany accounts and transactions have been eliminated in consolidation. Holding, through its wholly-owned subsidiary Berry Plastics Corporation and its wholly owned subsidiaries, operates in two primary segments: open top and closed top. The Company's customers are located principally throughout the United States, without significant concentration in any one region or with any one customer. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral.

Purchases of various densities of plastic resin used in the manufacture of the Company’s products aggregated approximately $461.7 million and $385.0 million in 2006 and 2005, respectively. Dow Chemical Corporation was the largest supplier of the Company’s total resin material requirements, representing approximately 25% and 29% of such resin requirements in 2006 and 2005, respectively. The Company also uses other suppliers such as Basell, Nova, Total, Lyondell, Chevron, ExxonMobil, Sunoco, and Huntsman to meet its resin requirements.

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

	Company	Predecessor
	Period from 9/20/06- 12/30/06	Period from 1/1/06- 9/19/06	Year Ended December 31, 2005	Year Ended January 1, 2005
Balance at beginning of period	$6,277	$5,766	$3,207	$2,717
Charged to costs and expenses	(1,031)	21	592	323
Allocated to other accounts (1)	—	—	1,851	—
Deductions and currency translation (2)	123	490	116	167
Balance at end of period	$5,369	$6,277	$5,766	$3,207

(1)	Primarily relates to purchase of accounts receivable and related allowance through acquisitions.
(2)	Uncollectible accounts written off, net of recoveries, and currency translation on foreign operations.

Inventories

Inventories are valued at the lower of cost (first in, first out method) or market.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed primarily by the straight-line method over the estimated useful lives of the assets ranging from 15 to 25 years for buildings and improvements and two to 10 years for machinery, equipment, and tooling. Leasehold improvements are depreciated over the shorter of the useful life of the improvement or the lease life. Repairs and maintenance costs are charged to expense as incurred.

Intangible Assets

Deferred financing fees are being amortized using the straight-line method over the lives of the respective debt agreements.

Customer relationships are being amortized using the straight-line method over the estimated life of the relationships which is 20 years.

The goodwill acquired represents the excess purchase price over the fair value of the net assets acquired in the Merger (see Note 3 below). These costs are reviewed annually for impairment pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. Assets are allocated to reporting units (open top or closed top) based on the assets for each facility within each segment. For facilities that manufacture and sell products for both segments, the assets are allocated based on the net sales of each segment.

Trademarks that are expected to remain in use, which are indefinite lived intangible assets, are reviewed for impairment annually pursuant to SFAS No. 142.

Other intangibles, which include patents, are being amortized using the straight-line method over the estimated life of the technology ranging from ten to twenty years, with a weighted-average life of 15 years.

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

Derivative Financial Instruments

The Company has in the past used interest rate hedge instruments to manage a portion of its interest rate exposures. In 2004, the Company also entered into resin forward contracts, which became effective in 2005, to manage certain resin price exposures. These instruments are entered into to manage market risk exposures and are not used for trading purposes. The Company recognizes all derivative transactions as either assets or liabilities at fair value in the balance sheet.

Derivatives used for hedging purposes must be designated as, and effective as, a hedge of the identified risk exposure at the designation of the contract. Accordingly, changes in the market value of the derivative contract must be highly correlated with changes in the market value of the underlying hedged item at inception of the hedge and over the life of the hedge contract. The change in fair value of the effective portion of a hedge contract is deferred in other accumulated comprehensive income (loss). Any derivative instrument terminated, designated but no longer effective as a hedge, or initially not effective as a hedge would be recorded at market value and the related gains and losses would be recognized in earnings. Derivatives not designated as hedges are adjusted to fair value through the consolidated statement of operations. Management routinely reviews the effectiveness of the use of derivative instruments. Gains and losses from hedges of anticipated transactions are classified in the statement of operations upon recording the related hedge transaction in the statement of operations consistent with the accounting treatment of the items being hedged.

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

Revenue Recognition

The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”) and SEC Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”). Revenue is recognized when the title and risk of loss have passed to the customer, there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is fixed or determinable, and collectibility is reasonably assured. Shipping and handling costs are included in cost of sales.

Stock-Based Compensation

In December 2004, the FASB issued SFAS No. 123 (Revised 2004,) Share-Based Payment (“SFAS 123R”), which requires that the compensation cost relating to share-based payment transactions be recognized in financial statements based on alternative fair value models. The share-based compensation cost is measured based on the fair value of the equity or liability instruments issued. The Company adopted SFAS 123R on January 1, 2006 using the modified prospective method and recorded $2.9 million for the period from January 1, 2006 to September, 20, 2006 and $0.5 million for the period from September 20, 2006 to December 30, 2006 of non-cash charges for stock compensation related to amortization of the fair value of unvested stock options. Under this method, the Company recognized compensation cost, on a prospective basis, for the portion of outstanding awards for which the requisite service had not yet been rendered as of January 1, 2006. In addition, the Company recognized compensation cost on new grants based upon the grant date fair value of those awards calculated under SFAS 123R. Accordingly, we have not restated prior period amounts.

In connection with the adoption of SFAS 123R, we reassessed the valuation methodology for stock options and the related input assumptions. As a result, beginning with stock options granted in 2006, the Company utilized a Black Scholes and lattice-based option valuation model for estimating the fair value of the stock options. The models allow for the use of a range of assumptions. Expected volatilities utilized in the lattice model are based on implied volatilities from traded stocks of peer companies. Similarly, the dividend yield is based on historical experience and the estimate of future dividend yields. T he risk-free interest rate is derived from the U.S. Treasury yield curve in effect at the time of grant. The lattice model incorporates exercise and post-vesting forfeiture assumptions based on an analysis of historical data. The expected life of the grants are derived from historical experience and expected behavior. The fair value for options granted by Group have been estimated at the date of grant using a Black Scholes or lattice option pricing model, generally with the following weighted average assumptions:

	Company	Predecessor
	Period from 9/20/06- 12/30/06	Period from 1/1/06- 9/19/06	Year ended December 31, 2005	Year ended January 1, 2005
Risk-free interest rate	4.5%	4.5%	4.5%	3.1%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Volatility factor	.20	.25	.25	.25
Expected option life	6.0 years	5.0 years	5.0 years	5.0 years

Prior to the adoption of SFAS No. 123R, we used the intrinsic value method prescribed in APB 25 and also followed the disclosure requirements of SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”, (“SFAS No. 148”); which required certain disclosures on a pro forma basis as if the fair value method had been followed for accounting for such compensation. The following table presents the pro forma effect on net income as if we had applied the fair value method to measure compensation cost prior to our adoption of SFAS No. 123R:

	Predecessor	Predecessor
	Year Ended December 31, 2005	Year Ended January 1, 2005
Reported net income	$19,791	$22,951
Stock-based employee compensation expense included in reported income, net of tax	1,291	351
Total stock-based employee compensation expense determined under fair value based method, for all awards, net of tax	(2,508)	(2,294)
Pro forma net income	$18,574	$21,008

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

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (losses). Other comprehensive income (losses) includes unrealized gains or losses on derivative financial instruments, unrealized gains or losses resulting from currency translations of foreign investments, and adjustments to record the minimum pension liability prior to the adoption of SFAS No. 158.

Pension

Pension benefit costs include assumptions for the discount rate, retirement age, and expected return on plan assets. Retiree medical plan costs include assumptions for the discount rate, retirement age, and health-care-cost trend rates. Periodically, the Company evaluates the discount rate and the expected return on plan assets in its defined benefit pension and retiree health benefit plans. In evaluating these assumptions, the Company considers many factors, including an evaluation of the discount rates, expected return on plan assets and the health-care-cost trend rates of other companies; historical assumptions compared with actual results; an analysis of current market conditions and asset allocations; and the views of advisers. As further discussed in Note 9, the Company has adopted SFAS No. 158 effective December 30, 2006.

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

Impact of Recently Issued Accounting Standards

The Company adopted SFAS No. 154, Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3, on January 1, 2006. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change or unless specific transition provisions are proscribed in the accounting pronouncements. SFAS No. 154 does not change the accounting guidance for reporting a correction of an error in previously issued financial statements or a change in accounting estimate. The adoption of SFAS No. 154 did not have an impact on the Company’s results of operations or financial position.

In September 2006, the FASB issued FASB No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 is definitional and disclosure oriented and addresses how companies should approach measuring fair value when required by U.S. generally accepted accounting principles (“GAAP”); it does not create or modify any current GAAP requirements to apply fair value accounting. The standard provides a single definition for fair value that is to be applied consistently for all accounting applications, and also generally describes and prioritizes according to reliability the methods and inputs used in valuations. FAS 157 prescribes various disclosures about financial statement categories and amounts which are measured at fair value, if such disclosures are not already specified elsewhere in GAAP. The new measurement and disclosure requirements of FAS 157 are effective for the Company in the first quarter of 2008. The Company does not expect the adoption of FAS 157 to have a significant impact on the Company’s results of operations or financial position.

In September 2006, the Financial Accounting Standards Board issued FAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. FAS 158 requires employers to recognize the over- or under-funded status of defined benefit plans and other postretirement plans in the statement of financial position and to recognize changes in the funded status in the year in which the changes occur through comprehensive income. In addition, FAS 158 requires employers to measure the funded status of plans as of the date of the year-end statement of financial position. The recognition and disclosure provisions of FAS 158 are effective for fiscal years ending after December 15, 2006, while the requirement to measure plan assets and benefit obligations as of a company’s year-end date is effective for fiscal years ending after December 15, 2008 (the Company currently uses the fiscal year ending date as the measurement date). As further discussed in Note 9, the Company has adopted SFAS No. 158 effective December 30, 2006, the effect by which was not material.

In June 2006, the FASB issued Interpretation No. 48, Accounting for “Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on description, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 becomes effective on January 1, 2007, and the Company does not expect the adoption of FIN 48 to have a significant impact on the Company’s results of operations or financial position.

In September 2006, the Securities and Exchange Commission released Staff Accounting Bulletin No. 108 (“SAB 108”) which provides guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 requires entities to quantify the effects of unadjusted errors using both a balance sheet and an income statement approach. Entities are required to evaluate whether either approach results in a quantifying misstatement that is material. The Company adopted SAB 108 effective 2006. The adoption of SAB 108 did not have an impact on the Company’s results of operations or financial position..

Note 3. The Merger

On September 20, 2006, BPC Acquisition Corp. merged with and into BPC Holding Corporation pursuant to an agreement and plan of merger (the “Merger”), dated June 28, 2006, with BPC Holding Corporation continuing as the surviving corporation. Following the consummation of the Merger, BPC Holding Corporation changed its name to Berry Plastics Holding Corporation. Pursuant to the Merger, Holding is a wholly-owned subsidiary of Group, the principal stockholders of which are Apollo Investment Fund VI, L.P., AP Berry Holdings, LLC, an affiliate of Graham Partners II, L.P., and management. Apollo Investment Fund VI, L.P. and AP Berry Holdings, LLC are affiliates of Apollo Management, L.P. (the “Buyer”), which is a private investment firm. Graham Partners II, L.P. is an affiliate of Graham Partners, Inc. (“Graham”), a private equity firm.

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

The Merger has been accounted for under the purchase method of accounting, and accordingly, the purchase price has been allocated to the identifiable assets and liabilities based on estimated fair values at the acquisition date. The allocation is preliminary and is subject to change. The Company is amortizing its definite lived intangible assets over a weighted-average life of 20 years. The impact of writing up inventory to net realizable value resulted in a charge to cost of goods sold for the period from September 20 to December 30, 2006 of $10.1 million. The Company has applied the provisions of Emerging Issues Task Force 88-16, whereby, the carryover equity interests of certain management shareholders from the Predecessor to the Successor were recorded at their Predecessor basis. The application of these provisions has preliminarily reduced stockholders’ equity and intangibles by $173.4 million. In connection with the Merger, the Predecessor incurred Merger related expenses of $70.1 million, consisting primarily of investment banking fees, bonuses to management, non-cash acceleration and modification of stock option awards, and legal costs. In addition, as a result of extinguishing the debt in connection with the Merger, the Predecessor recognized a loss on debt extinguishment of $34.0 million primarily consisting of tender premiums paid in connection with redeeming the 10 ¾% senior subordinated notes payable, write-off of deferred financing fees associated with the senior subordinated notes payable and the old senior secured credit facility, and the termination of interest rate swaps. The following table summarizes the allocation of purchase price and the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition.

September 20, 2006
Current assets	$389,318
Property and equipment	473,160
Goodwill	989,181
Customer relationships	511,900
Trademarks	182,200
Other intangibles	59,045
Total assets	2,604,804

Current liabilities	197,449
Long-term liabilities	2,103,357
Total liabilities	2,300,806

Net assets acquired	$303,998

The $304.0 million of net assets acquired consists of Apollo, Graham and management’s $428.8 million cash contribution and $31.8 million of carryover basis in rollover stock, net of the $5.9 million charge to loss on extinguished debt for bridge financing fees arranged to fund the Merger but not utilized and a $150.7 million deemed cash dividend to the selling shareholders that was required to be recognized by Emerging Issues Task Force Issue No. 88-16, Basis in Leveraged Buyout Transactions.

Note 4. Recent Acquisitions

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

On June 3, 2005, Berry acquired Kerr Group, Inc. (“Kerr”) for aggregate consideration of approximately $454.8 million (the “Kerr Acquisition”), including direct costs associated with the acquisition. The operations from the Kerr Acquisition are included in Berry’s operations since the acquisition date. The purchase price was financed through additional term loan borrowings under an amendment to Berry’s prior senior secured credit facility and cash on hand. In accordance with EITF 95-3, the Company established opening balance sheet reserves of $2.7 million related to plant shutdown and severance costs, of which payments totaling $1.0 million and $0.5 million were made in 2006 and 2005, respectively.

The pro forma financial results presented below are unaudited and assume that the Kerr Acquisition and the Merger occurred at the beginning of the respective period. Pro forma results have not been adjusted to reflect the Mexico Acquisition as they do not differ materially from the pro forma results presented below. The information presented is for informational purposes only and is not necessarily indicative of the operating results that would have occurred had the Kerr Acquisition or Merger been consummated at the beginning of the respective period, nor are they necessarily indicative of future operating results. Further, the information reflects only pro forma adjustments for additional interest and amortization expense, elimination of Berry’s write off of deferred financing fees and Merger related expenses, and the elimination of Kerr’s closing expenses, net of the applicable income tax effects.

	Unaudited
	Year ended December 30, 2006	Year ended December 31, 2005	Year ended January 1, 2005
Pro forma net sales	$1,431,764	$1,338,019	$1,189,059
Pro forma net loss	$(19,488)	$(40,322)	$(39,623)

Note 5. Intangible Assets and Deferred Costs

Intangible assets and deferred costs consist of the following:

	Company	Predecessor
	December 30, 2006	December 31, 2005
Deferred financing fees	$43,348	$24,402
Customer relationships	511,900	275,614
Goodwill	989,181	495,258
Trademarks	182,200	49,588
Technology-based	15,785	27,206
Covenants not to compete and other	—	4,613
Accumulated amortization	(9,138)	(31,784)
	$1,733,276	$844,897

The increase in the intangible assets is primarily the result of intangible assets acquired or revalued in connection with the Merger consistent with purchase accounting. Also, as a result of the Merger, the Predecessor expensed $16.1 million of unamortized deferred financing costs for the period from January 1, 2006 to September 19, 2006.

Future amortization expense for definite lived intangibles at December 30, 2006 for the next five fiscal years is approximately $32.3 million each year for fiscal 2007, 2008, 2009, 2010, and 2011, respectively.

Note 6. Long-Term Debt

Long-term debt consists of the following:

	Company	Predecessor
	December 30, 2006	December 31, 2005
Term loans	$673,313	$791,025
Revolving line of credit	—	—
Italian revolving line of credit	874	—
Second Priority Senior Secured Fixed Rate Notes	525,000	—
Second Priority Senior Secured Floating Rate Notes	225,000	—
Senior Subordinated Notes	425,000	—
Capital leases	23,687	26,896
Berry 10 ¾% Senior Subordinated Notes	—	335,000
Debt premium on 10 ¾% Notes, net	—	7,699
	1,872,874	1,160,620
Less current portion of long-term debt	12,400	13,928
	$1,860,474	$1,146,692

Senior Secured Credit Facility (Company)

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

The term loans amortize each year in an amount equal to 1% per annum in equal quarterly installments for the first six years and nine months, with the remaining amount payable on September 20, 2013. Principal amounts outstanding under the revolving credit facility will be due and payable in full on September 20, 2012. All obligations under the Credit Facility are unconditionally guaranteed by Group and, subject to certain exceptions, each existing and future direct and indirect domestic subsidiary. All obligations under the Credit Facility and the guarantees of those obligations are secured by substantially all assets of the Company and each subsidiary guarantor subject to certain exceptions: (1) a first priority pledge of all equity interests of the Company, a pledge of 100% of the equity interests of all guarantors and a first priority pledge of 65% of the voting equity interests of certain foreign subsidiaries; and (2) a first priority security interest in substantially all tangible and intangible assets of the Company and each subsidiary guarantor.

The Credit Facility contains customary covenants that, among other things, restrict, subject to certain exceptions, the ability, and the ability of subsidiaries, to incur indebtedness, sell assets, make investments, engage in acquisitions, mergers or consolidations and make dividend and other restricted payments. In addition, the Credit Facility requires the Company to maintain the total net first lien leverage ratio below a certain ratio and also contains certain customary affirmative covenants and events of default. The Company was in compliance with all the financial and operating covenants at December 30, 2006.
At December 30, 2006, there were no borrowings outstanding on the revolving credit facility. The revolving credit facility allows up to $50.0 million of letters of credit to be issued instead of borrowings under the revolving credit facility. At December 30, 2006 and December 31, 2005, the Company had $14.7 million under the Credit Facility and $14.7 million under the prior credit facility, respectively, in letters of credit outstanding. At December 30, 2006, the Company had unused borrowing capacity of $185.3 million under the revolving line of credit.

Second Priority Senior Secured Notes (Company)

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

On or after September 15, 2010 and 2008, the Company may redeem some or all of the Fixed Rate Notes and Floating Rate Notes, respectively, at specified redemption prices. Additionally, on or prior to September 15, 2009 and 2008, the Company may redeem up to 35% of the aggregate principal amount of the Fixed Rate Notes and Floating Rate Notes, respectively, with the net proceeds of specified equity offerings at specified redemption prices. If a change of control occurs, the Company must give holders of the Second Priority Notes an opportunity to sell their notes at a purchase price of 101% of the principal amount plus accrued and unpaid interest.

Senior Subordinated Notes (Company)

On September 20, 2006, the Company issued $425.0 million in aggregate principal amount of senior subordinated notes (“Senior Subordinated Notes”) to affiliates of Goldman, Sachs and Co. in a private placement that is exempt from registration under the Securities Act. The Senior Subordinated Notes are unsecured, senior subordinated obligations and are guaranteed on an unsecured, senior subordinated basis by each of our subsidiaries that guarantee the Credit Facility and the Second Priority Notes. The Senior Subordinated Notes mature in 2016 and bear interest at a rate of 11% per annum. Such interest is payable quarterly in cash; provided, however, that on any quarterly interest payment date on or prior to the third anniversary of the issuance, the Company can satisfy up to 3% of the interest payable on such date by capitalizing such interest and adding it to the outstanding principal amount of the Senior Subordinated Notes.

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

Retired Berry 10 ¾% Senior Subordinated Notes (Predecessor)

On July 22, 2002, Berry completed an offering of $250.0 million aggregate principal amount of 10 ¾% Senior Subordinated Notes due 2012 (the "2002 Notes"). The net proceeds to Berry from the sale of the 2002 Notes, after expenses, were $239.4 million. The proceeds from the 2002 Notes were used in the financing of the 2002 merger. On November 20, 2003, Berry completed an offering of $85.0 million aggregate principal amount of 10 ¾% Senior Subordinated Notes due 2012 (the "Add-on Notes"). The net proceeds to Berry from the sale of the Add-on Notes, after expenses, were $91.8 million. The proceeds from the Add-on Notes were used in the financing of the acquisition of Landis. The 2002 Notes and Add-on Notes mature on July 15, 2012. Interest was payable semi-annually on January 15 and July 15 of each year. The 2002 Notes and Add-on Notes were retired in connection with the Merger and the associated premium paid and net deferred financing fees were expensed as a loss on extinguished debt.

Retired Senior Secured Credit Facility (Predecessor)

On June 3, 2005, the Company entered into a Second Amendment to the Second Amended and Restated Credit Agreement. As a result of the second amendment to the credit facility, the Company expensed $7.0 million of unamortized deferred financing costs in 2005. On October 26, 2005, the Company entered into a Third Amendment to the Second Amended and Restated Credit Agreement (the “Retired Credit Facility”) that reduced the applicable margin on the term loan. The Retired Credit Facility provided (1) a $795.0 million term loan and (2) a $150.0 million revolving credit facility. The Retired Credit Facility was extinguished in connection with the Merger and the associated net deferred financing fees were expensed as a loss on extinguished debt.

Future maturities of long-term debt at December 30, 2006 are as follows:

2007	$12,400
2008	11,269
2009	12,048
2010	6,931
2011	14,789
Thereafter	1,815,437
$1,872,874

Interest paid was $20,181 for the period from September 20, 2006 to December 30, 2006, $83,506 for the period from January 1, 2006 to September 20, 2006, and $71,151 and $53,393 for 2005 and 2004, respectively. Interest capitalized was $887 for the period from September 20, 2006 to December 30, 2006, $1,582 for the period from January 1, 2006 to September 20, 2006, and $1,230 and $1,120 for 2005 and 2004, respectively.

Note 7. Lease and Other Commitments

Certain property and equipment are leased using capital and operating leases. In 2006 and 2005, Berry Plastics entered into various capital lease obligations with no immediate cash flow effect resulting in capitalized property and equipment of $3,341 and $11,482, respectively. Total capitalized lease property consists of a building and manufacturing equipment with a cost of $21,929 and $39,113 and related accumulated amortization of $889 and $11,132 at December 30, 2006 and December 31, 2005, respectively. Capital lease amortization is included in depreciation expense. Total rental expense from operating leases was $9,142 for the period from September 20, 2006 to December 30, 2006, $22,097 for the period from January 1, 2006 to September 20, 2006, and $23,210 and $14,879 for 2005 and 2004, respectively.

Future minimum lease payments for capital leases and noncancellable operating leases with initial terms in excess of one year are as follows:

	At December 30, 2006
	Capital Leases	Operating Leases
2007	$6,799	$26,291
2008	5,345	24,086
2009	6,027	22,835
2010	793	21,172
2011	8,085	18,386
Thereafter	—	96,763
	27,049	$209,533
Less: amount representing interest	(3,362)
Present value of net minimum lease payments	$23,687

The Company is party to various legal proceedings involving routine claims which are incidental to its business. Although the Company’s legal and financial liability with respect to such proceedings cannot be estimated with certainty, the Company believes that any ultimate liability would not be material to its financial position or results of operations.

The Company has various purchase commitments for raw materials, supplies and property and equipment incidental to the ordinary conduct of business. At December 30, 2006, the Company had committed approximately $63.8 million for resin on order that had not yet been received and $17.0 million to complete capital projects.

Note 8. Income Taxes

For financial reporting purposes, income (loss) before income taxes, by tax jurisdiction, is comprised of the following:

	Company	Predecessor
	Period from 9/20/06- 12/30/06	Period from 1/1/06- 9/19/06	Year Ended December 31, 2005	Year Ended January 1, 2005
Domestic	$(26,692)	$(50,507)	$43,519	$44,841
Foreign	(2,179)	(5,585)	(9,403)	(4,150)
	$(28,871)	$(56,092)	$34,116	$40,691

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets and liabilities are as follows:

	Company	Predecessor
	December 30, 2006	December 31, 2005
Deferred tax assets:
Allowance for doubtful accounts	$1,928	$1,877
Inventory	4,825	1,918
Compensation and benefit accruals	13,235	17,114
Insurance reserves	1,543	1,557
Net operating loss carryforwards	101,658	32,843
Alternative minimum tax (AMT) credit carryforwards	7,389	6,398
Other	1,926	96
Total deferred tax assets	132,504	61,803
Valuation allowance	(8,932)	(6,741)
Deferred tax assets, net of valuation allowance	123,572	55,062
Deferred tax liabilities:
Intangibles	256,736	88,837
Property and equipment	41,506	35,888
Other	1,600	2,366
Total deferred tax liabilities	299,842	127,091
Net deferred tax liability	$(176,270)	$(72,029)

Income tax expense (benefit) consists of the following:

	Company	Predecessor
	Period from 9/20/06- 12/30/06	Period from 1/1/06- 9/19/06	Year Ended December 31, 2005	Year Ended January 1, 2005
Current:
Federal	$(341)	$287	$735	$363
Foreign	47	186	189	133
State	234	538	632	472
Total current	(60)	1,011	1,556	968
Deferred:
Federal	(9,394)	—	11,779	13,543
Foreign	—	—	—	(173)
State	(1,352)	—	990	3,402
Total deferred	(10,746)	—	12,769	16,772
Income tax expense (benefit)	$(10,806)	$1,011	$14,325	$17,740

Group has unused operating loss carryforwards of approximately $231.6 million for federal and state income tax purposes which begin to expire in 2021 and $28.2 million of foreign operating loss carryforwards. AMT credit carryforwards are available to Group infinitely to reduce future years' federal income taxes. As a result of the Merger, the unused operating loss carryforward is subject to an annual limitation. The Company is in the process of finalizing the computation to determine the limitation, but have preliminarily estimated the aggregate limit as a result of the Merger to be approximately $208.0 million per year.  The valuation allowance against deferred tax assets was $8.9 million and $6.7 million as of December 30, 2006 and December 31, 2005, respectively, related to the foreign operating loss carryforwards.

Income taxes paid during 2006, 2005, and 2004 approximated $1,010, $1,152, and $764 respectively.

A reconciliation of income tax expense (benefit), computed at the federal statutory rate, to income tax expense (benefit), as provided for in the financial statements, is as follows:

	Company	Predecessor
	Period from 9/20/06-12/30/06	Period from 1/1/06- 9/19/06	Year Ended December 31, 2005	Year Ended January 1, 2005
Income tax expense computed at statutory rate	$(10,105)	$(19,632)	$11,941	$14,244
State income tax expense, net of federal taxes	(1,554)	(3,029)	1,622	2,518
Expenses not deductible for income tax purposes	91	321	375	394
Change in valuation allowance	626	22,317	557	1,288
Other	136	1,034	(170)	(704)
Income tax expense (benefit)	$(10,806)	$1,011	$14,325	$17,740

Note 9. Pension and Other Post-retirement Benefits

In connection with the Kerr Acquisition, the Company acquired two defined benefit pension plans which cover substantially all former employees and former union employees at Kerr’s former Lancaster facility. The Company also acquired a retiree health plan from Kerr, which covers certain healthcare and life insurance benefits for certain retired employees and their spouses. The two defined benefit plans of Kerr and the retiree health plan are all inactive plans and are included in the beginning of year totals in the table below for the year ended December 31, 2005 as a result of the Kerr Acquisition on June 3, 2005. The Company also maintains a defined benefit pension plan covering the Poly-Seal employees under a collective bargaining agreement. The Company uses December 31 as a measurement date for the retirement plans. In connection with the Merger, the Company recorded an adjustment to reduce the pension benefit obligation by $1.5 million on September 20, 2006.

As disclosed in Note 1, SFAS No. 158, adopted by the Company effective December 30, 2006, requires the recognition of the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in the balance sheet, with changes in the funded status recorded through other comprehensive income. Accordingly, the amounts presented in the table below utilize different accounting methodologies for the respective periods. The effect of adopting SFAS No. 158 was to reduce the accrued benefit liability by $1.1 million at December 30, 2006. The projected benefit obligations of the Company’s plans presented herein are materially consistent with the accumulated benefit obligations of such plans.

	Defined Benefit Pension Plans				Retiree Health Plan
	Company	Predecessor			Company	Predecessor
	Period from 9/20/06-12/30/06	Period from 1/1/06-9/19/06	Year ended December 31, 2005	Year ended January 1, 2005	Period from 9/20/06-12/30/06	Period from 1/1/06-9/19/06	Year ended December 31, 2005
Change in Projected Benefit Obligations (PBO)
PBO at beginning of period	$41,575	$42,285	$44,026	$5,639	$6,896	$7,664	$9,338
Service cost	68	204	257	269	5	11	11
Interest cost	619	1,614	1,457	352	103	283	268
Participant contributions	—	—	—	—	—	50	—
Increase due to discount rate change	176	—	—	—	—	—	—
Actuarial loss (gain)	—	6	(1,186)	42	—	(466)	(1,589)
Benefits paid	(842)	(2,534)	(2,269)	(198)	(214)	(646)	(364)
PBO at end of period	$41,596	$41,575	$42,285	$6,104	$6,790	$6,896	$7,664

Change in Fair Value of Plan Assets
Plan assets at beginning of period	$33,687	$33,681	$33,558	$4,775	$—	$—	$—
Actual return on plan assets	1,044	2,421	1,898	190	—	—	—
Company contributions	195	119	494	415	215	646	364
Benefits paid	(842)	(2,534)	(2,269)	(198)	(215)	(646)	(364)
Plan assets at end of period	34,084	33,687	33,681	5,182	—	—	—
Funded status	$(7,512)	$(7,888)	$(8,604)	$(922)	$(6,790)	$(6,896)	$(7,664)
Unrecognized net actuarial loss/gain	—	(1,854)	(645)	765	—	(1,947)	(1,589)
Unrecognized prior service cost	—	—	597	686	—	—	—
Net amount recognized	$(7,512)	$(9,742)	$(8,652)	$529	$(6,790)	$(8,843)	$(9,253)

Amounts recognized in the Consolidated Balance Sheet consist of:
Prepaid pension	$—	$204	$413	$529	—	—	—
Accrued benefit liability	(7,512)	(10,523)	(10,624)	(1,456)	(6,790)	(8,843)	(9,253)
Intangible assets	—	—	597	685	—	—	—
Accumulated other comprehensive (gains) losses before income taxes	—	577	962	771	—	—	—
Net amount recognized	$(7,512)	$(9,742)	$(8,652)	$529	$(6,790)	$(8,843)	$(9,253)

The following table presents significant weighted-average assumptions used to determine benefit obligation and benefit cost for the periods indicated.

	Defined Benefit Pension Plans				Retiree Health Plan
	Company	Predecessor			Company	Predecessor
(Percents)	Period from 9/20/06-12/30/06	Period from 1/1/06- 9/19/06	Year Ended December 31, 2005	Year Ended January 1, 2005	Period from 9/20/06-12/30/06	Period from 1/1/06- 9/19/06	Year Ended December 31, 2005
Weighted-average assumptions:
Discount rate for benefit obligation	5.5	5.5	5.5	6.3	5.5	5.5	5.5
Discount rate for net benefit cost	5.6	5.6	5.3	6.3	5.0	5.0	5.0
Expected return on plan assets for net benefit costs	8.0	8.0	8.0	8.0	—	—	—

In evaluating the expected return on plan assets, the Company considered its historical assumptions compared with actual results, an analysis of current market conditions, asset allocations, and the views of advisers. Health-care-cost trend rates were assumed to increase at an annual rate of 7.5 percent in 2007 trending down to 4.5 percent in 2012 and thereafter. The trend rate is a significant factor in determining the amounts reported. A one-percentage-point change in these assumed health care cost trend rates would have the following effects, in millions of dollars:

One-Percentage Point	Increase	Decrease
Accumulated Postretirement benefit obligation	$146	$(143)
Sum of service cost and interest cost	$10	$(10)

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid as follows:

	Defined Benefit Pension Plans	Retiree Health Plan
2007	$3,436	$1,314
2008	3,373	1,153
2009	3,320	972
2010	3,250	840
2011	3,218	773
2012-2015	16,275	2,958

In 2007, the Company expects to contribute approximately $3.0 million to its retirement plans to satisfy minimum funding requirements for the year.

Net pension and retiree health benefit expense included the following components:

	Company	Predecessor
	Period from 9/20/06- 12/30/06	Period from 1/1/06- 9/19/06	Year Ended December 31, 2005	Year Ended January 1, 2005
Components of net period benefit cost:
Defined Benefit Pension Plans
Service cost	$68	$204	$257	$269
Interest cost	619	1,614	1,457	352
Expected return on plan assets	(704)	(1,830)	(1,692)	(399)
Amortization of prior service cost	—	73	91	94
Recognized actuarial loss	—	17	60	36
Net periodic benefit cost	$(17)	$78	$173	$352

Retiree Health Benefit Plan
Service cost	$5	$11	$11	$—
Interest cost	103	283	268	—
Amortization of net actuarial gain	—	(91)	—	—
Net periodic benefit cost	$108	$203	$279	$—

Our defined benefit pension plan asset allocations are as follows:

	Company	Predecessor
	December 30, 2006	December 31, 2005	January 1, 2005
Asset Category
Equity securities and equity-like instruments	51%	51%	60%
Debt securities	47	47	34
Other	2	2	6
Total	100%	100%	100%

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

Berry Plastics also sponsors two defined contribution 401(k) retirement plans covering substantially all employees. Contributions are based upon a fixed dollar amount for employees who participate and percentages of employee contributions at specified thresholds. Contribution expenses for these plans were $772 for the period from September 20, 2006 to December 30, 2006, $2,911 for the period from January 1, 2006 to September 20, 2006, and $2,801 and $2,020 for 2005 and 2004, respectively.

Note 10. Stockholders’ Equity

Common and Preferred Stock

On September 20, 2006, BPC Acquisition Corp. merged with and into BPC Holding Corporation pursuant to an agreement and plan of merger (the “Merger”), dated June 28, 2006, with BPC Holding Corporation continuing as the surviving corporation. Following the consummation of the Merger, BPC Holding Corporation changed its name to Berry Plastics Holding Corporation. Pursuant to the Merger, Holding is a wholly-owned subsidiary of Group. At the effective time of the Merger, each share of common stock of BPC Holding Corporation issued and outstanding immediately prior to the effective time of the Merger was converted into the right to receive cash pursuant to the terms of the merger agreement.

Notes Receivable from Management

Group has adopted an employee stock purchase program pursuant to which a number of non-executive employees had the opportunity to invest in Group on a leveraged basis. In the event that an employee defaults on a promissory note used to purchase such shares, Group’s only recourse is to the shares of Group securing the note. In this manner, non-executive management acquired 98,052 shares in the aggregate at the time of the Merger.

2006 Equity Incentive Plan

In connection with the Merger, Group adopted an equity incentive plan pursuant to which options to acquire up to 577,252 shares of Group’s common stock may be granted (the “2006 Equity Incentive Plan”). Options granted under the 2006 Equity Incentive Plan may not be assigned or transferred, except to Group or by will or the laws of descent or distribution. The 2006 Equity Incentive Plan terminates ten years after adoption and no options may be granted under the plan thereafter. The 2006 Equity Incentive Plan allows for the issuance of non-qualified options, options intended to qualify as “incentive stock options” within the meaning of the Internal Revenue Code of 1986, as amended, and stock appreciation rights. The employees participating in the 2006 Equity Incentive Plan receive options and stock appreciation rights under the 2006 Equity Incentive Plan pursuant to individual option and stock appreciation rights agreements, the terms and conditions of which are substantially identical. Each option agreement provides for the issuance of options to purchase common stock of Group. Options granted under the 2006 Equity Incentive Plan have an exercise price per share that either (1) is fixed at the fair market value of a share of common stock on the date of grant or (2) commences at the fair market value of a share of common stock on the date of grant and increases at the rate of 15% per year during the term. Some options granted under the plan become vested and exercisable over a five-year period based on continued service. Other options become vested and exercisable based on the achievement by the Company of certain financial targets Upon a change in control, the vesting schedule with respect to certain options accelerate for a portion of the shares subject to such options. Since Group’s common stock is not highly liquid, except in certain limited circumstances, the stock options may not be redeemable.

Predecessor Option Plans

Prior to the Merger, Holding maintained the BPC Holding Corporation 1996 Stock Option Plan (‘‘1996 Option Plan’’), as amended. Option agreements issued pursuant to the 1996 Option Plan generally provided that options become vested and exercisable at a rate of 10% per year based on continued service. Additional options also vested in years during which certain financial targets were attained. Notwithstanding the vesting provisions in the option agreements, all options that were scheduled to vest prior to December 30, 2006 accelerated and became vested immediately prior to the Merger.

Prior to the Merger, Holding also maintained an employee stock option plan (‘‘2002 Option Plan’’), as amended, pursuant to which options may be granted to its employees, directors and consultants. Options granted under the 2002 Option Plan had an exercise price per share that either (1) was fixed at the fair market value of a share of common stock on the date of grant or (2) commenced at the fair market value of a share of common stock on the date of grant and increased at the rate of 15% per year during the term. Generally, options had a ten-year term, subject to earlier expiration upon the termination of the option holder’s employment and other events. Some options granted under the plan became vested and exercisable over a five-year period based on continued service with Holding. Other options became vested and exercisable based on the achievement by Holding of certain financial targets, or if such targets are not achieved, based on continued service with Holding. Notwithstanding the vesting provisions in the option agreements, all options that were scheduled to vest prior to December 30, 2006 accelerated and became vested immediately prior to the Merger.

Information related to the 2006 Equity Incentive Plan and Predecessor stock option plans of Holding is as follows:

	Company		Predecessor		Predecessor		Predecessor
	December 30, 2006		September 19, 2006		December 31, 2005		January 1, 2005
	Number Of Shares	Weighted Average Exercise Price	Number Of Shares	Weighted Average Exercise Price	Number Of Shares	Weighted Average Exercise Price	Number Of Shares	Weighted Average Exercise Price
Options outstanding, beginning of period	—	$—	625,209	$113	590,156	$102	530,662	$94
Options granted	500,184	100	21,558	172	96,051	145	65,465	120
Options exercised or cash settled	—	—	(570,717)	112	(31,652)	105	(1,640)	53
Options forfeited or cancelled	—	—	(76,050)	137	(29,346)	117	(4,331)	93
Options outstanding, end of period	500,184	$100	—	—	625,209	113	590,156	102

Option price range at end of period	$100		—		$32 - $163		$32-$142
Options exercisable at end of period	12,000		—		365,265		291,879
Options available for grant at period end	77,068		—		4,216		43,489
Weighted average fair value of options granted during period	$19		$51		$45		$34

The following table summarizes information about the options outstanding at December 30, 2006:

Range of Exercise Prices	Number Outstanding At December 30, 2006	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 30, 2006
$100	500,184	10 years	$100	12,000

Shares issued under the stock-based compensation plans are usually issued from shares of common stock held in treasury. Stock compensation is included in the General and administrative line on the Consolidated Statements of Operations. As of December 30, 2006, the total remaining unrecognized compensation cost related to nonvested stock options amounted to $9.0 million, which will be amortized over the weighted-average remaining requisite service period of 5 years.

Stockholders Agreements (Company)

In connection with the Merger, Apollo and Graham and certain employees who invested in Berry Plastics Group entered into a stockholders agreement. The stockholders agreement provides for, among other things, a restriction on the transferability of each such person’s equity ownership in us, tag-along rights, drag-along rights, piggyback registration rights and repurchase rights by Group in certain circumstances.

Common and Treasury Stock (Predecessor)

In connection with the Merger, all of the Predecessor’s Common and Preferred Stock was retired. The Notes receivable from management (Predecessor) and all accrued interest were repaid in connection with the Merger. Effective with the Merger, the Predecessor accelerated the vesting of a portion of unvested stock option awards. Certain of the awards were accelerated pursuant to provisions in the option agreements, while other awards were modified to accelerate the vesting. The Predecessor recognized $9.8 million in compensation expense related to this acceleration, which is included in Merger expenses in the accompanying consolidated statement of operations. The vested awards were then settled in cash at the transaction date, based upon the per share consideration received in the transaction. All remaining outstanding options of the Predecessor were cancelled upon consummation of the Merger.

Note 11. Related Party Transactions

Company

In connection with the Merger, the Company paid $18.1 million to entities affiliated with Apollo Management, L.P. and $2.3 million to entities affiliated with Graham Partners, Inc. for advisory and other services. Apollo and Graham have also entered into a management agreement with Holding and Berry Plastics Group relating to the provision of certain financial and strategic advisory services and consulting services. The Company pays Apollo and Graham an annual management fee equal to the greater of $3.0 million and 1.25% of our adjusted EBITDA, as defined in the bond indenture, and reimburse Apollo and Graham for out-of-pocket expenses incurred in the performance of their obligations under the agreement. The management agreement expires on December 31, 2012, subject to automatic yearly extensions unless terminated by any party upon prior notice. In addition, Apollo and Graham have the right to terminate the agreement at any time, in which case Apollo and Graham will receive additional consideration equal to the present value of $21 million less the aggregate amount of annual management fees previously paid to Apollo and Graham, and the employee stockholders will receive a pro rata payment based on such amount. The Company paid $1,500,000 in management fees for the year ended December 30, 2006, including amounts paid for a portion of fiscal 2007 services.

Predecessor

Prior to the Merger, Goldman Sachs Credit Partners, L.P., an affiliate of Goldman Sachs, acted as the administrative agent, joint lead arranger and joint bookrunner for the Second Amended and Restated Retired Credit Facility without separate compensation. JP Morgan Chase Bank, an affiliate of J.P. Morgan, acted as the joint lead arranger and joint bookrunner for the Second Amended and Restated Credit Facility for consideration of approximately $0.4 million. In addition, the Company entered into four resin forward contracts in the fourth quarter of 2004 ranging from 6.0 million to 33.6 million annual pounds of resin with J. Aron & Company, a division of Goldman, Sachs & Co., and entered into foreign currency transactions through its normal course of business with Goldman, Sachs & Co. In June 2005, Berry entered into two separate interest rate swap transactions, which were cancelled in the third quarter before the Merger, for $100.0 million each with an affiliate of Goldman Sachs and an affiliate of J.P. Morgan to protect a portion of the outstanding variable rate term loan debt from future interest rate volatility.

Also prior to the Merger, in connection with the Kerr Acquisition, the Company paid $2.7 million to entities affiliated with Goldman, Sachs & Co. and $1.3 million to entities affiliated with J.P. Morgan Chase & Co., for advisory and other services. Goldman Sachs and J.P. Morgan Chase Bank, an affiliate of J.P. Morgan, acted as co-syndication agents, joint lead arrangers, and joint bookrunners for the Second Amendment to the Second Amended and Restated Retired Credit Facility for consideration of $2.7 million and $2.4 million, respectively. Goldman Sachs Credit Partners, L.P., an affiliate of Goldman Sachs, acted as the co-syndication agent, joint lead arranger and joint bookrunner for the Third Amendment to the Second Amended and Restated Retired Credit Facility without separate compensation. JP Morgan Chase Bank, an affiliate of J.P. Morgan, acted as the co-syndication agent, joint lead arranger, and joint bookrunner for the Third Amendment to the Second Amended and Restated Retired Credit Facility for consideration of $0.5 million. Also, affiliates of Goldman Sachs & Co. and J.P. Morgan invest in a portion of the Company’s credit facilities in its normal course of business. In connection with the Merger, the Company paid $19.7 million to affiliates of Goldman Sachs & Co. and J.P. Morgan for advisory and other services.

Note 12. Financial Instruments

Holding’s and the Company's financial instruments generally consist of cash and cash equivalents, the investment in Southern Packaging, interest rate hedge contracts, resin hedge contracts, and long-term debt. In September 2006, the Company entered into an interest rate agreement, which expires on June 3, 2008 that caps the three month LIBOR rate at 8.0% for $230.0 million of the Company’s indebtedness. The carrying amounts of Holding’s and the Company's financial instruments approximate fair value at December 30, 2006 except for the Second Priority Notes for which the fair value exceeded the carrying value by $11.3 million.

Note 13. Accumulated Other Comprehensive Income

The accumulated balances related to each component of the other comprehensive income consist of the following:

	Company	Predecessor
	December 30, 2006	December 31, 2005
Currency translation	$1,358	$5,214
Impact of SFAS No. 158	684	—
Minimum pension liability adjustment	—	(577)
Unrealized gain on interest rate hedges	—	3,548
Unrealized gain on resin hedge contracts	—	3,680
	$2,042	$11,865

Note 14. Operating Segments

Berry organizes its operations into two reportable segments: open top and closed top. The Company evaluates performance and allocates resources to segments based on operating income before depreciation and amortization of intangibles adjusted to exclude (1) Merger expenses (2) business optimization expenses, and (3) non-cash compensation plus pro forma synergies (collectively, “Bank Compliance EBITDA”). The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

		Year Ended
	Company/ Predecessor	Predecessor	Predecessor
	December 30, 2006	December 31, 2005	January 1, 2005
Net sales:
Open Top	$836,847	$775,677	$659,257
Closed Top	594,917	394,027	154,956
Total net sales	1,431,764	1,169,704	814,213

Adjusted EBITDA:
Open Top	169,677	141,432	131,188
Closed Top	120,054	71,154	29,880
Total adjusted EBITDA	289,731	212,586	161,068

Total assets:
Open Top	1,550,034	858,555	789,592
Closed Top	1,018,622	789,275	215,552
Total assets	2,568,656	1,647,830	1,005,144

Goodwill, net:
Open Top	558,384	284,644	280,508
Closed Top	430,797	210,614	78,375
Total goodwill, net	989,181	495,258	358,883

Reconciliation of Bank Compliance EBITDA to net income (loss):
Bank Compliance EBITDA for reportable segments	$289,731	$212,586	$161,068
Net interest expense	(111,280)	(73,274)	(53,185)
Depreciation	(86,678)	(73,146)	(54,303)
Amortization	(22,681)	(15,574)	(6,513)
Income taxes (benefit)	9,795	(14,325)	(17,740)
Unrealized gain (loss) on investment in Southern Packaging	299	(1,354)	—
Merger expenses	(81,309)	—	—
Business optimization expense	(14,287)	(5,925)	(5,791)
Loss on extinguished debt	(39,916)	(7,045)	—
Non-cash compensation	(3,385)	(2,152)	(585)
Management fees	(900)	—	—
Pro forma synergies	(14,557)	—	—
Net income (loss)	$(75,168)	$19,791	$22,951

15. Condensed Consolidating Financial Information

Holding conducts its business through its wholly owned subsidiary, Berry. Certain of Berry’s domestic subsidiaries fully, jointly, severally, and unconditionally guarantee on a second priority basis the $750.0 million aggregate principal amount of Holding’s Second Priority Notes due 2014. Each of Holding’s subsidiaries is 100% owned, directly or indirectly, by Holding. Separate narrative information or financial statements of guarantor subsidiaries have not been included as management believes they would not be material to investors. Presented below is condensed consolidating financial information for Group, Holding, and its subsidiaries at December 30, 2006 (Company) and December 31, 2005 (Predecessor) and for the periods from September 20 ,2006 to December 30, 2006 (Company), January 1, 2006, to September 19, 2006 (Predecessor), and the years ended December 31, 2005 and January 1, 2005 (both Predecessor). The equity method has been used with respect to investments in subsidiaries.

	December 30, 2006 (Company)
	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Consolidating Adjustments		Consolidated
Consolidating Balance Sheet
Current assets	$347,762	$23,641		$—	$371,403
Net property and equipment	437,859	26,118		—	463,977
Other noncurrent assets	1,757,348	24		(24,096)	1,733,276
Total assets	$2,542,969	$49,783	$	(24,096)	$2,568,656

Current liabilities	$187,691	$8,159		$—	$195,850
Noncurrent liabilities	2,060,219	18,400		—	2,078,619
Equity (deficit)	295,059	23,224		(24,096)	294,187
Total liabilities and equity (deficit)	$2,542,969	$49,783		$(24,096)	$2,568,656

	December 31, 2005 (Predecessor)
	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Consolidating Balance Sheet
Current assets	$356,663	$22,826	$—	$379,489
Net property and equipment	403,480	19,964	—	423,444
Other noncurrent assets	854,021	13,214	(22,338)	844,897
Total assets	$1,614,164	$56,004	$(22,338)	$1,647,830

Current liabilities	$168,618	$9,090	$—	$177,708
Noncurrent liabilities	1,225,951	40,783	—	1,266,734
Equity (deficit)	219,595	6,131	(22,338)	203,388
Total liabilities and equity (deficit)	$1,614,164	$56,004	$(22,338)	$1,647,830

	Period from September 20, 2006 to December 30, 2006 (Company)
	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Consolidating Statement of Operations
Net sales	$372,775	$10,513	$—	$383,288
Cost of goods sold	305,560	11,379	—	316,939
Gross profit	67,215	(866)	—	66,349
Operating expenses	40,955	919	—	41,874
Operating income (loss)	26,250	(1,785)	—	24,475
Loss on extinguished debt	5,875	—	—	5,875
Interest expense, net	47,077	394	—	47,471
Income tax expense (benefit)	(10,853)	47	—	(10,806)
Equity in net (income) loss from subsidiary	2,226	—	(2,226)	—
Net income (loss)	$(18,065)	$(2,226)	$2,226	$(18,065)

Consolidating Statement of Cash Flows
Net income (loss)	$(18,065)	$(2,226)	$2,226	$(18,065)
Non-cash expenses	27,714	1,714	—	29,428
Equity in net (income) loss from subsidiary	2,226	—	(2,226)	—
Changes in working capital	27,877	(1,976)	—	25,901
Net cash provided by (used for) operating activities	39,752	(2,488)	—	37,264
Net cash provided by (used for) investing activities	(2,327,975)	22,648	—	(2,305,327)
Net cash provided by (used for) financing activities	2,306,827	(19,595)	—	2,287,232
Effect of exchange rate changes on cash	—	380	—	380
Net (decrease) in cash and cash equivalents	18,604	945	—	19,549
Cash and cash equivalents at beginning of period	2	(2)	—	—
Cash and cash equivalents at end of period	$18,606	$943	$—	$19,549

	Period from January 1, 2006 to September 19, 2006 (Predecessor)
	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Consolidating Statement of Operations
Net sales	$1,025,159	$23,317	$—	$1,048,476
Cost of goods sold	815,271	24,158	—	839,429
Gross profit	209,888	(841)	—	209,047
Operating expenses	164,721	2,867	—	167,588
Operating income (loss)	45,167	(3,708)	—	41,459
Other income	—	(299)	—	(299)
Loss on extinguished debt	34,041	—	—	34,041
Interest expense, net	61,633	2,176	—	63,809
Income tax expense (benefit)	824	187	—	1,011
Equity in net (income) loss from subsidiary	5,772	—	(5,772)	—
Net income (loss)	$(57,103)	$(5,772)	$5,772	$(57,103)

Net income (loss)	$(57,103)	$(5,772)	5,772	$(57,103)
Non-cash expenses	182,410	2,850	—	185,260
Equity in net (income) loss from subsidiary	5,772	—	(5,772)	—
Changes in working capital	4,852	443	—	5,295
Net cash provided by (used for) operating activities	135,931	(2,479)	—	133,452
Net cash provided by (used for) investing activities	(73,404)	(3,585)	—	(76,989)
Net cash provided by (used for) financing activities	(85,652)	3,883	—	(81,769)
Effect of exchange rate changes on cash	—	550	—	550
Net (decrease) in cash and cash equivalents	(23,125)	(1,631)	—	(24,756)
Cash and cash equivalents at beginning of period	23,125	1,631	—	24,756
Cash and cash equivalents at end of period	$—	$—	$—	$—

	Year Ended December 31, 2005 ( Predecessor)
	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Consolidating Statement of Operations
Net sales	$1,142,453	$27,251	$—	$1,169,704
Cost of goods sold	914,956	28,414	—	943,370
Gross profit	227,497	(1,163)	—	226,334
Operating expenses	105,803	4,742	—	110,545
Operating income (loss)	121,694	(5,905)	—	115,789
Other income	—	1,354	—	1,354
Loss on extinguished debt	7,045	—	—	7,045
Interest expense (income), net	71,130	2,144	—	73,274
Income taxes	14,136	189	—	14,325
Equity in net (income) loss from subsidiary	9,592	—	(9,592)	—
Net income (loss)	$19,791	$(9,592)	$9,592	$19,791

Consolidating Statement of Cash Flows
Net income (loss)	$19,791	$(9,592)	9,592	$19,791
Non-cash expenses	108,315	5,670	—	113,985
Equity in net (income) loss from subsidiary	9,592	—	(9,592)	—
Changes in working capital	(28,819)	(3,411)	—	(32,230)
Net cash provided by (used for) operating activities	108,879	(7,333)	—	101,546
Net cash used for investing activities	(503,181)	(16,817)	—	(519,998)
Net cash provided by (used for) financing activities	417,302	25,884	—	443,186
Effect of exchange rate changes on cash	—	(242)	—	(242)
Net increase (decrease) in cash and cash equivalents	23,000	1,492	—	24,492
Cash and cash equivalents at beginning of period	127	137	—	264
Cash and cash equivalents at end of period	$23,127	$1,629	$—	$24,756

	Year Ended January 1, 2005 (Predecessor)
	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Consolidating Statement of Operations
Net sales	$790,555	$23,658	$—	$814,213
Cost of goods sold	616,008	23,321	—	639,329
Gross profit	174,547	337	—	174,884
Operating expenses	77,259	3,749	—	81,008
Operating income (loss)	97,288	(3,412)	—	93,876
Interest expense (income), net	52,447	738	—	53,185
Income taxes	17,781	(41)	—	17,740
Equity in net (income) loss from subsidiary	4,109	—	(4,109)	—
Net income (loss)	$22,951	$(4,109)	$4,109	$22,951

Consolidating Statement of Cash Flows
Net income (loss)	$22,951	$(4,109)	$4,109	$22,951
Non-cash expenses	76,746	3,485	—	80,231
Equity in net (income) loss from subsidiary	4,109	—	(4,109)	—
Changes in working capital	(26,944)	(1,005)	—	(27,949)
Net cash provided by (used for) operating activities	76,862	(1,629)	—	75,233
Net cash used for investing activities	(47,551)	2,074	—	(45,477)
Net cash provided by (used for) financing activities	(55,140)	(568)	—	(55,708)
Effect of exchange rate changes on cash	—	24	—	24
Net increase (decrease) in cash and cash equivalents	(25,829)	(99)	—	(25,928)
Cash and cash equivalents at beginning of period	25,956	236	—	26,192
Cash and cash equivalents at end of period	$127	$137	$—	$264

Note 16. Quarterly Financial Data (Unaudited)

The following table contains selected unaudited quarterly financial data for fiscal years 2006 and 2005.

	2006				2005
	First	Second	Third	Fourth	First	Second	Third	Fourth

Net sales	$355,964	$375,114	$363,805	$336,881	$225,310	$282,871	$342,305	$319,218
Cost of sales	284,621	299,320	297,736	274,691	184,016	233,477	273,129	252,748
Gross profit	$71,343	$75,794	$66,069	$62,190	$41,294	$49,394	$69,176	$66,470

Net income (loss)	$8,180	$9,732	$(86,286)	$(6,794)	$3,799	$1,751	$9,085	$5,156

Note 17. Subsequent Event

On March 12, 2007, Group entered into a definitive agreement whereby it agreed to merge with Covalence Specialty Materials Holding Corp. in a stock-for-stock merger. The resulting company will retain the name Berry Plastics Group, Inc. (“New Berry”). Group shareholders will own a majority of New Berry’s common stock following the merger. The merger has been approved by written consent of a majority of each company’s stockholders, and remains subject to customary closing conditions, including receipt of required regulatory approvals. Immediately following the merger, the Company and Covalence Specialty Materials Corp. (“Covalence”) will be combined as a direct subsidiary of New Berry. The Company will remain the primary obligor in respect of the Company’s Second Priority Senior Secured Fixed Rate Notes due 2014, Second Priority Senior Secured Floating Rate Notes due 2014 and Senior Subordinated Notes due 2016. The outstanding credit facilities of Covalence and the Company are expected to be refinanced at the time of the closing with a new asset based revolver and new senior secured term loan. The Company currently expects the closing to occur in April 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 12th day of March, 2007.

BERRY PLASTICS HOLDING CORPORATION

By /s/ Ira G. Boots
Ira G. Boots
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Ira G. Boots	Chairman of the Board of Directors, President, Chief Executive Officer and Director (Principal Executive Officer)	March 12, 2007
Ira G. Boots
/s/ James M. Kratochvil	Executive Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)	March 12, 2007
James M. Kratochvil
/s/ Robert V. Seminara	Director	March 12, 2007
Robert V. Seminara
/s/ Anthony M. Civale	Director	March 12, 2007
Anthony M. Civale

S-1

  Supplemental Information To Be Furnished With Reports Filed Pursuant To Section 15(d) Of The Act By Registrant Which Has Not Registered Securities Pursuant To Section 12 Of The Act

The Registrants have not sent any annual report or proxy material to security holders.

S-2

EXHIBIT INDEX
Exhibit No.	Description of Exhibit

2.1

Agreement and Plan of Merger by and among Berry Plastics Holding Corporation, BPC Holding Acquisition Corp. (now known as Berry Plastics Group, Inc.), and BPC Acquisition Corp., dated June 28, 2006 (incorporated herein by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the SEC on July 3, 2006).

3.1

Amended and Restated Certificate of Incorporation of Berry Plastics Holding Corporation (incorporated herein by reference to Exhibit 3.1 to our Registration Statement Form S-4, filed on November 2, 2006)

3.2

Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Berry Plastics Holding Corporation (incorporated herein by reference to Exhibit 3.2 to our Registration Statement Form S-4, filed on November 2, 2006)

3.3	Amended and Restated By-laws of Berry Plastics Holding Corporation (incorporated herein by reference to Exhibit 3.3 to our Registration Statement Form S-4, filed on November 2, 2006)
3.4

Board Consent amending the Amended and Restated By-laws of BPC Holding Corporation, dated October 24, 2006 (incorporated herein by reference to Exhibit 3.4 to our Registration Statement Form S-4, filed on November 2, 2006)

4.1

Indenture, by and between BPC Acquisition Corp. (and following the merger of BPC Acquisition Corp. with and into BPC Holding Corporation, BPC Holding Corporation, as Issuer, and certain Guarantors) and Wells Fargo Bank, National Association, as Trustee, relating to $525,000,000 87/8% Second Priority Senior Secured Fixed Rate Notes due 2014 and $225,000,000 Second Priority Senior Secured Floating Rate Notes due 2014, dated as of September 20, 2006 (incorporated herein by reference to Exhibit 4.1 to our Registration Statement Form S-4, filed on November 2, 2006)

4.2

First Supplemental Indenture, by and among BPC Holding Corporation, certain guarantors, BPC Acquisition Corp., and Wells Fargo Bank, National Association, as Trustee, dated as of September 20, 2006 (incorporated herein by reference to Exhibit 4.2 to our Registration Statement Form S-4, filed on November 2, 2006)

4.3

Registration Rights Agreement, by and among BPC Acquisition Corp., BPC Holding Corporation, the subsidiaries of BPC Holding Corporation, Deutsche Bank Securities Inc., Credit Suisse Securities (USA) LLC, Citigroup Global Markets Inc., J.P. Morgan Securities Inc., Banc of America Securities LLC, Lehman Brothers Inc., Bear, Stearns & Co., and GE Capital Markets, Inc., dated as of September 20, 2006 (incorporated herein by reference to Exhibit 4.3 to our Registration Statement Form S-4, filed on November 2, 2006)

4.4

Collateral Agreement, by and among BPC Acquisition Corp., as Borrower, each Subsidiary of the Borrower identified therein, and Wells Fargo Bank, N.A., as Collateral Agent, dated as of September 20, 2006 (incorporated herein by reference to Exhibit 4.4 to our Registration Statement Form S-4, filed on November 2, 2006)

4.5

Intercreditor Agreement by and among Credit Suisse, Cayman Islands Branch (“Credit Suisse”), as First Lien Agent, Wells Fargo Bank, N.A., as Trustee, Berry Plastics Group, Inc., BPC Acquisition Corp., (which on the Closing Date was merged with and into BPC Holding Corporation, with BPC Holding Corporation surviving the merger as the Borrower), and each Subsidiary of the Borrower identified therein, dated as of September 20, 2006.

10.1

Credit Agreement, by and among Berry Plastics Group, Inc., BPC Acquisition Corp., as Borrower, the Lenders Party thereto, Credit Suisse, Cayman Islands Branch, as Administrative Agent, Citicorp North America, Inc., as Syndication Agent, Deutsche Bank Securities Inc. and J.P. Morgan Securities Inc., as Co-Documentation Agents, Credit Suisse Securities (USA) LLC, Deutsche Bank Securities, Inc., J.P. Morgan Securities Inc. and Citigroup Global Markets Inc., as Joint Bookrunners, Credit Suisse Securities (USA) LLC and Citigroup Global Markets Inc., as Joint Lead Arrangers, dated as of September 20, 2006 (incorporated herein by reference to Exhibit 10.1 to our Registration Statement Form S-4, filed on November 2, 2006)

10.2

Guarantee & Collateral Agreement, by and among Berry Plastics Group, Inc., BPC Acquisition Corp. as Borrower (which on the Closing Date was merged with and into BPC Holding Corporation, with BPC Holding Corporation surviving the merger as the Borrower), each Subsidiary of the Borrower acting as a guarantor, and Credit Suisse, Cayman Islands Branch, as Administrative Agent, dated as of September 20, 2006 (incorporated herein by reference to Exhibit 10.2 to our Registration Statement Form S-4, filed on November 2, 2006)

10.3

Note Purchase Agreement, among BPC Acquisition Corp. and Goldman, Sachs & Co., as Initial Purchaser, and GSMP 2006 Onshore US, Ltd., GSMP 2006 Offshore US, Ltd., GSMP 2006 Institutional US, Ltd., GS Mezzanine Partners 2006 Institutional, L.P., as Subsequent Purchasers, relating to $425,000,000 Senior Subordinated Notes due 2016, dated as of September 20, 2006 (incorporated herein by reference to Exhibit 10.3 to our Registration Statement Form S-4, filed on November 2, 2006)

10.4

Indenture, by and between BPC Acquisition Corp. (and following the merger of BPC Acquisition Corp. with and into BPC Holding Corporation, BPC Holding Corporation, as Issuer, and certain Guarantors) and Wells Fargo Bank, National Association, as Trustee, relating to 11% Senior Subordinated Notes due 2016, dated as of September 20, 2006 (incorporated herein by reference to Exhibit 10.4 to our Registration Statement Form S-4, filed on November 2, 2006)

10.5

First Supplemental Indenture, by and among BPC Holding Corporation, certain guarantors, BPC Acquisition Corp., and Wells Fargo Bank, National Association, as Trustee, dated as of September 20, 2006 (incorporated herein by reference to Exhibit 10.5 to our Registration Statement Form S-4, filed on November 2, 2006)

10.6

Exchange and Registration Rights Agreement, by and among BPC Acquisition Corp. and Goldman, Sachs & Co., GSMP 2006 Onshore US, Ltd., GSMP 2006 Offshore US, Ltd., and GSMP 2006 Institutional US, Ltd., dated as of September 20, 2006 (incorporated herein by reference to Exhibit 10.6 to our Registration Statement Form S-4, filed on November 2, 2006)

10.7

Management Agreement, among Berry Plastics Corporation, Berry Plastics Group, Inc., Apollo Management VI, L.P., and Graham Partners, INC., dated as of September 20, 2006 (incorporated herein by reference to Exhibit 10.7 to our Registration Statement Form S-4, filed on November 2, 2006)

10.8	2006 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.8 to our Registration Statement Form S-4, filed on November 2, 2006)
10.9	Form of Performance-Based Stock Option Agreement of Berry Plastics Group, Inc. (incorporated herein by reference to Exhibit 10.9 to our Registration Statement Form S-4, filed on November 2, 2006)
10.10	Form of Accreting Stock Option Agreement of Berry Plastics Group, Inc. (incorporated herein by reference to Exhibit 10.10 to our Registration Statement Form S-4, filed on November 2, 2006)
10.11	Form of Time-Based Stock Option Agreement of Berry Plastics Group, Inc. (incorporated herein by reference to Exhibit 10.11 to our Registration Statement Form S-4, filed on November 2, 2006)
10.12

Form of Performance-Based Stock Appreciation Rights Agreement of Berry Plastics Group, Inc. (incorporated herein by reference to Exhibit 10.12 to our Registration Statement Form S-4, filed on November 2, 2006)

10.13

Employment Agreement, dated September 20, 2006, between Berry Plastics Corporation and Ira G. Boots (incorporated herein by reference to Exhibit 10.13 to our Registration Statement Form S-4, filed on November 2, 2006)

10.14

Employment Agreement, dated September 20, 2006, between Berry Plastics Corporation and James M. Kratochvil (incorporated herein by reference to Exhibit 10.14 to our Registration Statement Form S-4, filed on November 2, 2006)

10.15

Employment Agreement, dated September 20, 2006, between Berry Plastics Corporation and R. Brent Beeler (incorporated herein by reference to Exhibit 10.15 to our Registration Statement Form S-4, filed on November 2, 2006)

10.16

Employment Agreement, dated November 22, 1999 between Berry Plastics Corporation and G. Adam Unfried (incorporated herein by reference to Exhibit 10.23 of the Company’s Current Annual Report on Form 10-K filed with the SEC on March 22, 2006).

10.17

Amendment No. 1 to Employment Agreement, dated November 22, 1999 between Berry Plastics Corporation and G. Adam Unfried dated November 23, 2004 (incorporated herein by reference to Exhibit 10.24 of the Company’s Current Annual Report on Form 10-K filed with the SEC on March 22, 2006).

10.18

Amendment No. 2 to Employment Agreement, dated November 22, 1999 between Berry Plastics Corporation and G. Adam Unfried dated March 10, 2006 (incorporated herein by reference to Exhibit 10.25 of the Company’s Current Annual Report on Form 10-K filed with the SEC on March 22, 2006).

10.19	Amendment No. 3 to Employment Agreement, dated November 22, 1999 between Berry Plastics Corporation and G. Adam Unfried dated September 20, 2006.
10.20

Employment Agreement, dated October 4, 1996 between Berry Plastics Corporation and Randall J. Hobson (incorporated herein by reference to Exhibit 10.21 of the Company’s Current Annual Report on Form 10-K filed with the SEC on March 22, 2006).

10.21

Amendment No. 1 to Employment Agreement, dated October 4, 1996, between Berry Plastics Corporation and Randall J. Hobson, dated June 30, 2001 (incorporated herein by reference to Exhibit 10.22 of the Company’s Current Annual Report on Form 10-K filed with the SEC on March 22, 2006).

10.22

Amendment No. 2 to Employment Agreement, dated October 4, 1996, between Berry Plastics Corporation and Randall J. Hobson, dated September 20, 2006 (incorporated herein by reference to Exhibit 10.22 to our Registration Statement Form S-4, filed on November 2, 2006)

12.1*	Computation of Ratio of Earnings to Fixed Charges
21.1*	Subsidiaries of the Registrant
31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer
32.1*	Section 1350 Certification of the Chief Executive Officer
32.2*	Section 1350 Certification of the Chief Financial Officer

* Filed herewith.