Form 10-Q
period 2007-06-30
BERRY PLASTICS HOLDING CORP; Rollpack CORP; CARDINAL PACKAGING INC; BERRY PLASTICS DESIGN CORP; Berry Plastics Acquisition CORP VIII; Berry Plastics Acquisition CORP IX; BERRY IOWA CORP; Rollpack Acquisition CORP; CPI HOLDING CORP; BERRY STERLING CORP
filed 2007-08-14
CIK 919465, 1397552, 1093665, 1075621, 1381513, 1381517, 919467, 1397551, 1093666, 1075619

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007
or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from___________________to__________________

Commission File Number 333-138380
BERRY PLASTICS HOLDING CORPORATION
(Exact name of registrant as specified in its charter)
Delaware	35-1814673
(State or other jurisdiction of incorporation or organization)	(IRS employer identification number)

SEE TABLE OF ADDITIONAL REGISTRANT GUARANTORS

Registrant’s telephone number, including area code: (812) 424-2904

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

As of August 13, 2007 all of the outstanding 100 shares of the Common Stock, $.01 par value, of Berry Plastics Holding Corporation were held by Berry Plastics Group, Inc.

Table of Additional Registrant Guarantors

Exact Name	Jurisdiction of Organization	Primary Standard Industrial Classification Code Number	I.R.S. Employer Identification No.	Name, Address and Telephone Number of Principal Executive Offices
Berry Plastics Corporation	Delaware	3089	35-1813706	(a)
Aerocon, Inc.	Delaware	3089	35-1948748	(a)
Berry Iowa Corporation	Delaware	3089	42-1382173	(a)
Berry Plastics Design Corporation	Delaware	3089	62-1689708	(a)
Berry Plastics Technical Services, Inc.	Delaware	3089	57-1029638	(a)
Berry Sterling Corporation	Delaware	3089	54-1749681	(a)
CPI Holding Corporation	Delaware	3089	34-1820303	(a)
Knight Plastics, Inc.	Delaware	3089	35-2056610	(a)
Packerware Corporation	Delaware	3089	48-0759852	(a)
Pescor, Inc.	Delaware	3089	74-3002028	(a)
Poly-Seal Corporation	Delaware	3089	52-0892112	(a)
Venture Packaging, Inc.	Delaware	3089	51-0368479	(a)
Venture Packaging Midwest, Inc.	Delaware	3089	34-1809003	(a)
Berry Plastics Acquisition Corporation III	Delaware	3089	37-1445502	(a)
Berry Plastics Acquisition Corporation V	Delaware	3089	36-4509933	(a)
Berry Plastics Acquisition Corporation VII	Delaware	3089	30-0120989	(a)
Berry Plastics Acquisition Corporation VIII	Delaware	3089	32-0036809	(a)
Berry Plastics Acquisition Corporation IX	Delaware	3089	35-2184302	(a)
Berry Plastics Acquisition Corporation X	Delaware	3089	35-2184301	(a)
Berry Plastics Acquisition Corporation XI	Delaware	3089	35-2184300	(a)
Berry Plastics Acquisition Corporation XII	Delaware	3089	35-2184299	(a)
Berry Plastics Acquisition Corporation XIII	Delaware	3089	35-2184298	(a)
Berry Plastics Acquisition Corporation XV, LLC	Delaware	3089	35-2184293	(a)
Kerr Group, Inc.	Delaware	3089	95-0898810	(a)
Saffron Acquisition Corporation	Delaware	3089	94-3293114	(a)
Setco, LLC	Delaware	3089	56-2374074	(a)
Sun Coast Industries, Inc.	Delaware	3089	59-1952968	(a)
Tubed Products, LLC	Delaware	3089	56-2374082	(a)
Cardinal Packaging, Inc.	Ohio	3089	34-1396561	(a)
Landis Plastics, Inc.	Illinois	3089	36-2471333	(a)
Covalence Specialty Adhesives LLC	Delaware	2672	20-4104683	(a)
Covalence Specialty Coatings LLC	Delaware	2672	20-4104683	(a)
Rollpak Acquisition Corporation	Indiana	3089	03-0512845	(a)
Rollpak Corporation	Indiana	3089	35-1582626	(a)

(a) 101 Oakley Street, Evansville, IN 47710

INTRODUCTION

On April 3, 2007, Berry Plastics Group, Inc. (“Old Group”), parent of Berry Plastics Holding Corporation, was merged (the “Merger”) with another Apollo Management, L.P. (“Apollo”) controlled company, Covalence Specialty Materials Holding Corporation (“CSM Holding”). The resulting company retained the name Berry Plastics Group, Inc (“Group”). Immediately following the Merger, Berry Plastics Holding Corporation (“Old Berry”) and Covalence Specialty Materials Corp. (“Covalence”) were combined as a direct subsidiary of Group. The resulting company retained the name Berry Plastics Holding Corporation (“Berry” or the “Company”).

For accounting purposes, Old Group and CSM Holding are considered entities under the common control of Apollo as defined in Emerging Issues Task Force 02-5 “Definition of Common Control in Relation to FASB Statement of Financial Accounting Standards No. 141, Business Combinations”. The financial statements of these entities are presented retroactively on a consolidated basis in a manner similar to a pooling of interests, and include the results of operations of each business from the date of acquisition by the Apollo affiliates. Apollo acquired CSM Holding on February 16, 2006, and Old Group on September 20, 2006. As Apollo acquired Covalence first, Covalence is deemed the predecessor for accounting purposes. In connection with the closing of the Merger, the Company adopted the fiscal year-end (September) of the accounting acquirer (Covalence).

The financial data for the Company for the thirteen weeks ended June 30, 2006 and for the period from February 16, 2006 to June 30, 2006 include the results of operations of Covalence only. The results for the period from October 1, 2005 to February 16, 2006 represent the combined results of the predecessor of Covalence, Tyco Plastics & Adhesives. The financial data for the Company for the thirteen and thirty-nine weeks ended June 30, 2007 include the consolidated results of operations of Covalence and the Company. The balance sheets as of September 30, 2006 and June 30, 2007 also represent the consolidated balance sheets of Covalence and the Company as of each date, respectively. Accordingly, the results of operations and financial position of Berry Plastics Holding Corporation presented in this quarterly report on Form 10-Q are not comparable to previous quarterly and annual reports on Form 10-Q and Form 10-K, respectively, for the Company or Covalence. All adjustments that management considers necessary for a fair presentation of Berry Plastics Holding Corporation’s financial position and results of operations as of the date and for the period indicated have been included.

On May 4, 2007, the Company filed a registration statement on Form S-4, which became effective as of May 11, 2007, with the U.S. Securities and Exchange Commission (the “SEC”) to exchange Covalence’s $265 million 10 ¼% senior subordinated notes due March 1, 2016. This registration statement includes the audited supplemental combined financial statements of Berry Plastics Holding Corporation as of September 30, 2006 and for the period from February 17, 2006 to September 30, 2006 (the period the entities were under common control) and the unaudited supplemental combined financial statements as of and for the thirteen weeks ended December 30, 2006.

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

•	changes in prices and availability of resin and other raw materials and our ability to pass on changes in raw material prices on a timely basis;
•	catastrophic loss of one of our key manufacturing facilities;
•	risks related to our acquisition strategy and integration of acquired businesses;
•	risks associated with our substantial indebtedness and debt service;
•	performance of our business and future operating results;
•	risks of competition, including foreign competition, in our existing and future markets;
•	general business and economic conditions, particularly an economic downturn;
•	increases in the cost of compliance with laws and regulations, including environmental laws and regulations; and
•	the factors discussed in our Form S-4 Registration Statement filed with the Securities and Exchange Commission (“SEC”) on May 4, 2007 in the section titled “Risk Factors.”

Readers should carefully review the factors discussed in our Form S-4 filed with the SEC on May 4, 2007 in the section titled “Risk Factors” and other risk factors identified from time to time in our periodic filings with the Securities and Exchange Commission and should not place undue reliance on our forward-looking statements. We undertake no obligation to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.

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

Berry Plastics Holding Corporation

Form 10-Q Index

For Quarterly Period Ended June 30, 2007

Part 1. Financial Information
Item 1. Financial Statements

Berry Plastics Holding Corporation
Condensed Consolidated Balance Sheets
(In Millions of Dollars)

	June 30, 2007	September 30, 2006
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$11.9	$83.1
Accounts receivable (less allowance for doubtful accounts of $9.3 at June 30, 2007 and $9.6 at September 30, 2006)	360.8	357.1
Inventories:
Finished goods	201.8	238.3
Raw materials and work in process	157.5	166.8
	359.3	405.1
Deferred income taxes	49.5	17.0
Prepaid expenses and other current assets	34.1	41.6
Total current assets	815.6	903.9

Property and equipment:
Land	36.2	32.6
Buildings and improvements	182.9	177.1
Equipment and construction in progress	701.6	638.6
	920.7	848.3
Less accumulated depreciation	133.8	31.7
	786.9	816.6

Deferred financing fees, net	38.0	64.8
Goodwill	1,129.6	989.2
Other intangible assets, net	1,106.8	1,046.2
Other assets	0.7	0.7
	2,275.1	2,100.9
Total assets	$3,877.6	$3,821.4

Berry Plastics Holding Corporation
Condensed Consolidated Balance Sheets (continued)
(In Millions of Dollars)

	June 30, 2007	September 30, 2006
	(Unaudited)
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$230.2	$272.1
Accrued expenses and other current liabilities	189.4	173.5
Current portion of long-term debt	17.2	16.0
Total current liabilities	436.8	461.6

Long-term debt, less current portion	2,664.8	2,612.3
Deferred income taxes	269.8	249.6
Other long-term liabilities	20.8	23.1
Total liabilities	3,392.2	3,346.6

Minority interest	—	65.2

Stockholders' equity:
Contributed equity from parent, net	608.8	440.6
Accumulated deficit	(126.1)	(31.2)
Accumulated other comprehensive income	2.7	0.2
Total stockholders’ equity	485.4	409.6
Total liabilities, minority interest, and stockholders’ equity	$3,877.6	$3,821.4

 See notes to consolidated financial statements.

Berry Plastics Holding Corporation
Condensed Consolidated Statements of Operations
(In Millions of Dollars)

	Thirteen Weeks Ended
	June 30, 2007	June 30, 2006	Thirty-Nine Weeks Ended June 30, 2007	February 17, 2006 to June 30, 2006	October 1, 2005 to February 16, 2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net sales	$807.3	$442.5	$2,252.5	$648.3	$666.9
Cost of goods sold	667.9	403.9	1,905.0	587.3	579.0
Gross profit	139.4	38.6	347.5	61.0	87.9

Operating expenses:
Selling, general and administrative	88.6	47.8	240.0	58.8	50.0
Charges and allocations from Tyco International, Ltd. and affiliates	—	—	—	—	10.4
Other operating expenses	27.6	0.1	39.2	0.3	0.6
Operating income (loss)	23.2	(9.3)	68.3	1.9	26.9

Other expenses (income)	—	(1.0)	—	(0.6)	—
Interest expense, net	59.8	21.0	178.8	33.2	2.1
Interest expense, net - Tyco International, Ltd. and affiliates	—	—	—	—	5.5
Loss on extinguished debt	37.3	—	37.3	—	—
Income (loss) before income taxes and minority interest	(73.9)	(29.3)	(147.8)	(30.7)	19.3
Income tax expense (benefit)	(27.9)	(10.0)	(54.7)	(10.3)	1.6
Minority interest	—	(0.7)	(2.7)	(0.7)	—
Net income (loss)	$(46.0)	$(18.6)	$(90.4)	$(19.7)	$17.7

See notes to consolidated financial statements.

Berry Plastics Holding Corporation
Consolidated Statements of Cash Flows
(In Millions of Dollars)

	Thirty-Nine Weeks Ended June 30, 2007	February 17, 2006 to June 30, 2006	October 1, 2005 to February 16, 2006
	(Unaudited)	(Unaudited)	(Unaudited)
Operating activities
Net income (loss)	$(90.4)	$(19.7)	$17.7
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	150.6	27.6	15.4
Non-cash interest expense	5.9	1.5	—
Provisions for losses on accounts receivable and inventory	—	2.1	3.5
Non-cash restructuring	—	—	0.3
Loss (gain) on disposal of fixed assets	1.7	—	(3.0)
Non-cash compensation	15.6	—	—
Minority interest	(2.7)	(0.7)	—
Write-off of deferred financing fees	35.5	—	—
Deferred income taxes	(57.1)	(10.3)	1.2
Changes in operating assets and liabilities:
Accounts receivable, net	14.7	(24.4)	17.0
Inventories	43.5	41.2	(94.3)
Prepaid expenses and other assets	7.1	7.0	(11.0)
Due to Tyco International, Ltd. and affiliates	—	—	(106.7)
Accounts payable and other current liabilities	(10.3)	79.0	38.5
Other, net	—	(4.1)	2.2
Net cash provided by (used for) operating activities	114.1	99.2	(119.2)
Investing activities
Additions to property and equipment	(67.7)	(11.6)	(12.2)
Proceeds from disposal of assets	11.7	0.2	3.1
Acquisition of business, net of cash acquired	(75.8)	(927.7)	—
Net cash used for investing activities	(131.8)	(939.1)	(9.1)
Financing activities
Proceeds from long-term borrowings	1,221.1	783.4	—
Payments on long-term borrowings	(1,178.4)	(50.0)	(79.4)
Equity contributions (distributions), net	(87.8)	197.5	—
Change in Predecessor parent company investment	—	—	224.2
Change in book overdraft	—	—	(14.2)
Debt financing costs	(8.5)	(27.7)	—
Net cash provided by (used for) financing activities	(53.6)	903.2	130.6
Effect of exchange rate changes on cash	0.1	0.2	(0.2)
Net increase (decrease) in cash and cash equivalents	(71.2)	63.5	2.1
Cash and cash equivalents at beginning of period	83.1	27.0	2.7
Cash and cash equivalents at end of period	$11.9	$90.5	$4.8

 See notes to consolidated financial statements.

Berry Plastics Holding Corporation
Notes to Consolidated Financial Statements
(In millions of dollars, except as otherwise noted)
(Unaudited)

1. Background and Nature of Operations

Berry Plastics Holding Corporation manufactures and markets plastic packaging products, plastic film products, specialty adhesives and coated products. At June 30, 2007 the Company had 62 production and manufacturing facilities, with 54 located in the United States.

On April 3, 2007, Berry Plastics Group, Inc. (“Old Group”), parent of Berry Plastics Holding Corporation, was merged (the “Merger”) with another Apollo Management, L.P. (“Apollo”) controlled company, Covalence Specialty Materials Holding Corporation (“CSM Holding”). The resulting company retained the name Berry Plastics Group, Inc. (“Group”). Immediately following the Merger, Berry Plastics Holding Corporation (“Old Berry”) and Covalence Specialty Materials Corp. (“Covalence”) were combined as a direct subsidiary of Group. The resulting company retained the name Berry Plastics Holding Corporation (“Berry” or the “Company”). In connection with the closing of the Merger, the Company adopted the fiscal year-end (September) of the accounting acquirer (Covalence).

2.  Basis of Presentation

The accompanying unaudited consolidated financial statements of Berry have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full fiscal year. The accompanying financial statements include the results of the Company and its wholly-owned subsidiaries. The Company is a wholly-owned subsidiary of Group. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Form S-4 filed with the Securities and Exchange Commission on May 4, 2007. Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.

Prior to the Merger, Old Berry and Covalence were considered entities under the common control of Apollo affiliates as defined in Emerging Issues Task Force (“EITF”) Issue No. 02-5, Definition of Common Control in Relation to FASB Statement of Financial Accounting Standards No. 141, Business Combinations. As a result of the Merger, the financial statements of these entities are being presented retroactively on a combined basis in a manner similar to a pooling of interests, and include the results of operations of each business from the date of acquisition by the Apollo affiliates. The accompanying financial statements include the following entities:

•	the predecessor to Covalence Specialty Materials Corp., Tyco Plastics & Adhesives, for the period from October 1, 2005 to February 16, 2006

•	the former Covalence Specialty Materials Corp. for the periods from February 17, 2006 (the date of acquisition) to June 30, 2006 and October 1, 2006 to June 30, 2007
•	the former Berry Plastics Holding Corporation, as of September 30, 2006 and for the period from October 1, 2006 to June 30, 2007

The acquisitions by affiliates of Apollo of Covalence and Old Berry have both been accounted for by the purchase method of accounting. All intercompany transactions have been eliminated. In connection with the closing of the Merger on April 3, 2007, Old Berry and Covalence extinguished their credit facilities and Covalence’s Second Priority Floating Rate Notes and Berry replaced these borrowings with a new credit facility comprised of a $400 million asset based revolving line of credit and a $1.2 billion term loan (See Long-Term Debt footnote).

The financial information presented in Berry’s financial statements as of June 30, 2007 and September 30, 2006 and for the periods from October 1, 2006 to June 30, 2007 and February 17, 2006 to September 30, 2006 reflects all expenses incurred by Berry and Covalence. Berry has recorded expense in their financial statements related to stock compensation of Group, management fees charged by Apollo and other investors to Group and income taxes for Group’s operations. Contributed equity from parent includes the equity from Group that was invested in Berry by Apollo and other shareholders. Berry, through its wholly-owned subsidiaries operates in four primary segments: open top, closed top, flexible film, and tapes/coatings. The Company’s customers are located principally throughout the United States, without significant concentration in any one region or with any one customer. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral.

3.	Merger and Apollo Acquisitions

Covalence Merger

In connection with the Covalence Merger, Old Berry and Covalence extinguished their respective senior credit facilities and Covalence’s Second Priority Floating Rate Notes. The Company recognized a loss of $37.3 million related to the extinguishment of debt in the current quarter. In addition, the Company incurred transaction costs of $3.9 million, which were recorded in other expenses in the current quarter. These costs represented legal, accounting and other fees paid in connection with the Covalence Merger.

Apollo Acquisition of CSM Holding

On February 16, 2006, substantially all of the assets and liabilities of Tyco Plastics & Adhesives were acquired by Covalence, under a Stock and Asset Purchase Agreement dated December 20, 2005 and entered into among CSM Holding, an affiliate of Apollo Management V, L.P. and the direct parent of Covalence, Tyco International S.A. and Tyco Group S.a.r.l. Under the agreement, Covalence acquired Tyco’s businesses through the acquisition of certain equity interests of, and certain assets and liabilities held by direct and indirect operating subsidiaries of, Tyco International Ltd. (“Tyco”). The initial purchase price was $975.2 million, subject to working capital adjustments and was funded with a new $350.0 million term loan, $175.0 million of Second Priority Floating Rate Notes, $265.0 million of 10 ¼% Senior Subordinated Notes and an equity contribution of approximately $197.5 million. Covalence has performed an evaluation of the fair values of the real and personal property, inventory and certain identifiable intangible assets in connection with the purchase price allocation related to the acquisition. A valuation study was undertaken, which supports the purchase price allocation. The valuation study resulted in a fair value step-up to real and personal property, inventory and certain identifiable intangible assets. Covalence recognized $6.8 million as a charge to cost of sales relating to the sale of inventory that was stepped-up to fair value for this acquisition. Based on the valuation study and other available information, Covalence has recorded a purchase price of $916.1 million, which includes $975.2 million of original purchase price partially offset by favorable working capital adjustments from Tyco of approximately $63.6 million and $25.5 million and an unfavorable post-closing working capital adjustment of $30.0 million that was paid to Tyco. Covalence incurred a $3.7 million charge related to a loss on extinguished debt for bridge financing fees arranged to fund the acquisition that were not utilized. The following table summarizes the allocation of fair values of the Company’s assets acquired and liabilities assumed at the date of acquisition.

February 16, 2006

Current assets	$429.0
Property, plant and equipment	345.4
Goodwill.	4.0
Intangible assets.	364.4
Deferred financing fees and other non-current assets	24.1
Assets acquired	1,166.9

Current liabilities.	183.7
Non current liabilities	67.1
Liabilities assumed.	250.8
$916.1

Apollo Acquisition of Berry

On September 20, 2006, BPC Acquisition Corp. merged with and into BPC Holding Corporation pursuant to an agreement and plan of merger (the “Berry Merger”), dated June 28, 2006, with BPC Holding Corporation continuing as the surviving corporation. Following the consummation of the Merger, BPC Holding Corporation changed its name to Berry Plastics Holding Corporation (“Old Berry”). Pursuant to the Berry Merger, Old Berry is a wholly-owned subsidiary of Old Group, the principal stockholders of which were Apollo Investment Fund VI, L.P., AP Berry Holdings, LLC, Graham Berry Holdings, L.P., and management. Apollo Investment Fund VI, L.P. and AP Berry Holdings, LLC are affiliates of Apollo Management, L.P. (the “Buyer”), which is a private equity firm. Graham Berry Holdings, L.P. is an affiliate of Graham Partners, Inc. (“Graham”), a private equity firm.

The total amount of funds required to consummate the Berry Merger and to pay fees was $2.4 billion. The Berry Merger was primarily funded with (1) the issuance of $750.0 million aggregate principal amount of second priority senior secured notes, (2) new borrowings of $675.0 million in Term B loans, (3) the issuance of $425.0 million aggregate principal amount of senior subordinated notes, and (4) contributed equity. The Berry Merger has been accounted for under the purchase method of accounting, and accordingly, the purchase price has been allocated to the identifiable assets and liabilities based on estimated fair values at the acquisition date. A valuation study was undertaken, which supports the purchase price allocation. The allocation is preliminary and is subject to change. The Company is amortizing its definite lived intangible assets over a weighted-average life of 20 years. The following table summarizes the allocation of purchase price and the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition.

September 20, 2006
Current assets	$389.3
Property and equipment	473.2
Goodwill	993.7
Customer relationships	511.9
Trademarks	182.2
Other intangibles	59.0
Total assets	2,609.3

Current liabilities	202.1
Long-term liabilities	2,103.3
Total liabilities	2,305.4

Net assets acquired	$303.9

Acquisition of Minority Interest of Old Berry and Covalence

On April 3, 2007, shares of Old Group and CSM Holding were exchanged for shares in Group. The minority shareholders and management held ownership interests of 28% and 4% for Old Group and CSM Holding, respectively. The acquisition of these ownership interests was accounted for under the purchase method of accounting and pushed-down to the Company. The following table summarizes the step-up to fair value of the assets acquired and liabilities assumed at the date of acquisition based upon the percentage ownership acquired from the minority shareholders.

April 3,
2007
Current assets	$2.6
Fixed assets	7.9
Intangible assets	101.0
Goodwill	106.2
Total assets	217.7

Deferred income taxes	(44.8)
Other liabilities	0.5
Total liabilities	(44.3)

Net assets stepped-up	$173.4

As a result of the exchange of minority interest shares, stockholders’ equity was adjusted by $236.1 million, consisting of the $173.4 million step-up to fair value of net assets and a $62.7 million reclassification from minority interest to stockholders’ equity. Additionally, $0.2 million and $4.5 million of accumulated other comprehensive income and accumulated deficit, respectively, were reclassified to recognize an accumulated negative basis by minority interest holders whose shares were exchanged.

Of the $101.0 million of acquired intangible assets, approximately $67.4 million was assigned to customer relationships, $34.8 million to tradenames and a $1.2 million reduction was assigned to patents. The acquired definite-lived intangible assets will be amortized over a weighted average useful life of 20 years. The Company allocated the goodwill between its open top and closed top segments. None of this goodwill is expected to be deductible for tax purposes.

4. Recent Acquisition and Disposal

Acquisition of Rollpak

On April 11, 2007, the Company completed its acquisition of 100% of the outstanding common stock of Rollpak Acquisition Corporation, which is the sole stockholder of Rollpak Corporation. Rollpak Corporation is a flexible film manufacturer located in Goshen, Indiana with annual net sales of approximately $50.0 million in calendar 2006. The purchase price was funded utilizing cash on hand. The Rollpak acquisition has been accounted for under the purchase method of accounting, and accordingly, the purchase price has been allocated to the identifiable assets and liabilities based on estimated fair values at the acquisition date. The allocation is preliminary and is subject to change.

Sale of UK Operations

On April 10, 2007, the Company sold its wholly owned subsidiary, Berry Plastics UK Ltd., to Plasticum Group N.V. for approximately $10.0 million. At the time of the sale, the annual net sales of this business was less than $9.0 million.

5. Restructuring and Other Expenses

Coatings Reorganization

On February 6, 2007, Covalence announced a restructuring program in its Coatings division. The planned actions relate to the exiting of two product lines, the closure of a manufacturing facility, the termination of certain employees and the relocation of certain operations. The business that is in the process of being exited accounts for less than $25.0 million of annual net sales. During the quarter ended March 30, 2007, the Company recorded charges of $3.9 million which was comprised of $3.4 million of asset impairments, $0.2 million of severance and $0.3 million of relocation and other restructuring charges. In the quarter ended June 30, 2007, the Company recorded additional charges of $0.4 million for severance and $1.0 million for equipment and employee relocation and other restructuring charges. These charges are included in other operating expenses on the income statement.

Covalence Reorganization

In connection with the Merger on April 3, 2007, the Company announced that it would close the Covalence corporate headquarters in Bedminster, NJ and the Company’s coatings division headquarters in Shreveport, LA. The reorganization was part of the integration plan to consolidate certain corporate functions at the Company’s headquarters in Evansville, Indiana and to consolidate the adhesives and coatings segment into one new segment called tapes/coatings. In connection with these changes, the Company recorded severance charges in the quarter ended June 30, 2007 of $3.0 million and lease termination charges of $1.9 million. These costs are included in other operating expenses in the income statement. The Company has substantially completed this reorganization as of June 30, 2007.

Shut-down of Oxnard, California Facility

On April 26, 2007, the Company announced its intention to shut down its manufacturing facility located in Oxnard, California. The Company has stopped all production in the facility and is in the process of moving the equipment and inventory to other Berry locations. The Company intends to complete this move by December 31, 2007. The Company had previously established a reserve of $1.2 million for the shutdown of the Oxnard facility in connection with the Kerr Group acquisition. This accrual included estimates for severance and lease termination costs. The Company recorded an additional charge of $4.0 million for severance and lease termination costs in the quarter ended June 30, 2007. In addition, the Company recorded other restructuring charges related to equipment and inventory relocation and other operating costs of the facility of approximately $1.5 million in the quarter ended June 30, 2007. These restructuring charges are included in other operating expenses in the income statement.

Activity for the restructuring reserves is as follows:

	Employee Severance and Benefits		Facilities Exit Costs	Other		Non-cash Charges		Total
Balance at September 30, 2005		$2.2	$1.6	$	―	$	―	$3.8
Charges		―	0.6		―		―	0.6
Utilization		―	(0.6)		―		―	(0.6)
Balance at February 16, 2006		2.2	1.6		―		―	3.8
Charges		―	0.7		―		―	0.7
Utilization		(0.9)	(1.5)		―		―	(2.4)
Transferred to Tyco		(1.3)	―		―		―	(1.3)
Balance at June 30, 2006	$	―	$0.8	$	―	$	―	$0.8

Balance at September 30, 2006	$	―	$0.7	$	―	$	―	$0.7
Charges		3.7	7.3		0.3		3.4	14.7
Utilization		(0.4)	(2.4)		―		―	(2.8)
Balance at June 30, 2007		$3.3	$5.6		$0.3		$3.4	$12.6

Middlesex Flood

The Company experienced a flood at its Middlesex, NJ facility during the quarter ended June 30, 2007. The Company incurred costs of approximately $1.5 million related to the flood which included the write-off of damaged inventory of $0.3 million, equipment repairs of $0.7 million, and other costs of $0.5 million. These costs are included in other operating expenses for the quarter ended June 30, 2007.

6. Long-Term Debt

Long-term debt consists of the following:

	June 30, 2007	September 30, 2006
Term loans	$1,197.0	$974.3
Revolving line of credit	20.0	20.0
Second Priority Senior Secured Fixed Rate Notes	525.0	525.0
Second Priority Senior Secured Floating Rate Notes	225.0	225.0
Second Priority Floating Rate Notes - Retired	—	175.0
10 ¼% Senior Subordinated Notes	265.0	265.0
11% Senior Subordinated Notes	425.0	425.0
Capital leases and other	25.0	19.0
	2,682.0	2,628.3
Less current portion of long-term debt	17.2	16.0
	$2,664.8	$2,612.3

The current portion of long-term debt consists of $12.0 million of quarterly installments on the term loans and $5.2 million of principal payments related to capital lease obligations.

Senior Secured Credit Facility

In connection with the Merger, the Company entered into senior secured credit facilities that include a term loan in the principal amount of $1,200.0 million and a revolving credit facility which provides borrowing availability equal to the lesser of (a) $400.0 million or (b) the borrowing base, which is a function, among other things, of the Company’s accounts receivable and inventory. The term loan matures on April 3, 2015 and the revolving credit facility matures on April 3, 2013.

The borrowings under the senior secured credit facilities bear interest at a rate equal to an applicable margin plus, as determined at our option, either (a) a base rate (“Base Rate”) determined by reference to the higher of (1) the prime rate of Credit Suisse, Cayman Islands Branch, as administrative agent, in the case of the term loan facility or Bank of America, N.A., as administrative agent, in the case of the revolving credit facility and (2) the U.S. federal funds rate plus 1/2 of 1% or (b) a eurodollar rate (“LIBOR”) determined by reference to the costs of funds for eurodollar deposits in dollars in the London interbank market for the interest period relevant to such borrowing Bank Compliance for certain additional costs. The initial applicable margin for LIBOR rate borrowings under the revolving credit facility was 1.25% and under the term loan was 2.00%. The initial applicable margin for base rate borrowings under the revolving credit facility was 0% and under the term loan was 1.00%.

The term loan facility requires minimum quarterly principal payments of $3.0 million for the first eight years, which commenced in June 2007, with the remaining amount payable on April 3, 2015. In addition, the Company must prepay the outstanding term loan, subject to certain exceptions, with (1) beginning with the Company’s first fiscal year after the closing, 50% (which percentage is subject to a minimum of 0% upon the achievement of certain leverage ratios) of excess cash flow (as defined in the credit agreement); and (2) 100% of the net cash proceeds of all non-ordinary course asset sales and casualty and condemnation events, if the Company does not reinvest or commit to reinvest those proceeds in assets to be used in its business or to make certain other permitted investments within 15 months, subject to certain limitations.

In addition to paying interest on outstanding principal under the senior secured credit facilities, the Company is required to pay a commitment fee to the lenders under the revolving credit facilities in respect of the unutilized commitments thereunder at a rate equal to 0.25% to 0.35% per annum depending on the average daily available unused borrowing capacity. The Company also pays a customary letter of credit fee, including a fronting fee of 0.125% per annum of the stated amount of each outstanding letter of credit, and customary agency fees.

The Company may voluntarily repay outstanding loans under the senior secured credit facilities at any time without premium or penalty, other than customary “breakage” costs with respect to eurodollar loans. The senior secured credit facilities contain various restrictive covenants that, among other things and subject to specified exceptions, prohibit the Company from prepaying other indebtedness, and restrict its ability to incur indebtedness or liens, make investments or declare or pay any dividends. All obligations under the senior secured credit facilities are unconditionally guaranteed by Group and, subject to certain exceptions, each of the Company’s existing and future direct and indirect domestic subsidiaries. The guarantees of those obligations are secured by substantially all of the Company’s assets as well as those of each domestic subsidiary guarantor. The Company was in compliance with all the financial and operating covenants at June 30, 2007.

At June 30, 2007, there was $20.0 million outstanding on the revolving credit facility. The revolving credit facility allows up to $50.0 million of letters of credit to be issued instead of borrowings under the revolving credit facility. At June 30, 2007, the Company had $29.4 million under the Credit Facility in letters of credit outstanding. At June 30, 2007, the Company had unused borrowing capacity of $350.6 million under the revolving line of credit.

Second Priority Senior Secured Notes

On September 20, 2006, the Company issued $750.0 million of second priority senior secured notes (“Second Priority Notes”) comprised of (1) $525.0 million aggregate principal amount of 8 7/8% second priority fixed rate notes (“Fixed Rate Notes”) and (2) $225.0 million aggregate principal amount of second priority senior secured floating rate notes (“Floating Rate Notes”). The Second Priority Notes mature on September 15, 2014. Interest on the Fixed Rate Notes is due semi-annually on March 15 and September 15. The Floating Rate Notes bear interest at a rate of LIBOR plus 3.875% per annum, which resets quarterly. Interest on the Floating Rate Notes is payable quarterly on March 15, June 15, September 15 and December 15 of each year.

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

On or after September 15, 2010 and 2008, the Company may redeem some or all of the Fixed Rate Notes and Floating Rate Notes, respectively, at specified redemption prices. Additionally, on or prior to September 15, 2009 and 2008, we may redeem up to 35% of the aggregate principal amount of the Fixed Rate Notes and Floating Rate Notes, respectively, with the net proceeds of specified equity offerings at specified redemption prices. If a change of control occurs, the Company must give holders of the Second Priority Notes an opportunity to sell their notes at a purchase price of 101% of the principal amount plus accrued and unpaid interest. The Company was in compliance with all covenants at June 30, 2007.

10 ¼% Senior Subordinated Notes

In connection with Apollo’s acquisition of CSM Holding, Covalence issued $265.0 million of 10 ¼% senior subordinated notes due March 1, 2016. The notes are senior subordinated obligations of the Company and rank junior to all other senior indebtedness that does not contain similar subordination provisions. No principal payments are required with respect to the senior subordinated notes prior to maturity.

The indenture relating to the notes contain a number of covenants that, among other things and subject to certain exceptions, restrict the Company’s ability and the ability of its restricted subsidiaries to incur indebtedness or issue disqualified stock or preferred stock, pay dividends or redeem or repurchase stock, make certain types of investments, sell assets, incur certain liens, restrict dividends or other payments from subsidiaries, enter into transactions with affiliates and consolidate, merge or sell all or substantially all of the Company’s assets. The Company was in compliance with all covenants at June 30, 2007.

11% Senior Subordinated Notes

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

The Senior Subordinated Notes may be redeemed at the Company’s option under circumstances and at redemption prices set forth in the indenture. Upon the occurrence of a change of control, the Company is required to offer to repurchase all of the Senior Subordinated Notes. The indenture sets forth covenants and events of default that are substantially similar to those set forth in the indenture governing the Second Priority Notes. The Senior Subordinated Notes contain additional affirmative covenants and certain customary representations, warranties and conditions. The Company was in compliance with all covenants at June 30, 2007.

7. Stockholders’ Equity and Stock Option Plans

On June 7----, 2007, Group’s Board of Directors declared a special one-time dividend of $77 per common share to shareholders of record as of June 6, 2007. The dividend was paid June 8, 2007, which reduced Group’s shareholders’ equity for owned shares by approximately $530.2 million. In connection with this dividend, the Company paid a dividend of approximately $87.0 million to Group. This dividend is reflected as a reduction of Contributed equity from parent.

In connection with the Merger, Group modified its outstanding stock options to provide for (i) the vesting of an additional twenty percent (20%) of the total number of shares underlying such outstanding options; (ii) the conversion of options with escalating exercise prices to a fixed priced option, with no increase in the exercise price as of the date of grant of such escalating priced option; and (iii) with respect to each outstanding option, the vesting of which was contingent upon the achievement of performance goals, the deemed achievement of all such performance goals.

During the third quarter, the Group also clarified the anti-dilution provisions of its stock option plans to require payment of special dividends to holders of outstanding stock options. In connection with the $77 per share dividend paid during the quarter, holders of vested stock options received $13.7 million, while an additional $34.5 million will be paid to nonvested option holders on the second anniversary of the dividend grant date (assuming the nonvested option holders remain employed by the Company).

This resulted in the immediate expensing of $13.7 million related to the payment of dividends on vested awards, less $0.8 million that was expensed in prior periods, and will result in $34.5 million of additional expense that will be recognized over the two-year service period beginning June 8, 2007.

8. Comprehensive Income (Loss)

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

	Thirteen Weeks Ended
	June 30, 2007	June 30, 2006	Thirty-Nine Weeks Ended June 30, 2007	February 17, 2006 to June 30, 2006	October 1, 2005 to February 16, 2006
Net income (loss)	$(46.0)	$(18.6)	(90.4)	$(19.7)	$17.7
Other comprehensive income (losses)	0.5	—	1.1	—	—
Currency translation income (losses)	0.3	—	1.2	—	1.7
Comprehensive income (losses)	$(45.2)	$(18.6)	$(88.1)	$(19.7)	$19.4

9. Income Taxes

The effective tax rate was 38% and 34% for the thirteen months ended June 30, 2007 and June 30, 2006, respectively. A reconciliation of income tax expense, computed at the federal statutory rate, to income tax expense, as provided for in the financial statements, is as follows:

	Thirteen Weeks Ended
	June 30, 2007	June 30, 2006	Thirty-Nine Weeks Ended June 30, 2007	February 17, 2006 to June 30, 2006	October 1, 2005 to February 16, 2006
Income tax expense (benefit) computed at statutory rate	$(25.9)	$(10.2)	$(51.7)	$(10.7)	$6.8
State income tax expense (benefit), net of federal taxes	(3.6)	(1.2)	(5.9)	(1.2)	—
Expenses not deductible for income tax purposes	0.2	0.2	0.6	0.2	—
U.S. partnership income taxed at the partner level	—	—	—	—	(6.8)
Non-U.S. earnings	—	—	—	—	1.6
Change in valuation allowance	—	0.4	0.9	0.5	—
Other	1.4	0.8	1.4	0.9	—
Income tax expense (benefit)	$(27.9)	$(10.0)	$(54.7)	$(10.3)	$1.6

10. Employee Retirement Plans

	Thirteen Weeks Ended June 30, 2007	Thirty-Nine Weeks Ended June 30, 2007
Components of net period benefit cost:
Defined Benefit Pension Plans
Service cost	$0.1	$0.2
Interest cost	0.5	1.7
Expected return on plan assets	(0.6)	(2.0)
Net periodic benefit cost	$—	$(0.1)

Retiree Health Benefit Plan
Service cost	$—	$—
Interest cost	0.1	0.3
Recognized actuarial loss	—	—
Net periodic benefit cost	$0.1	$0.3

The Company expects to contribute approximately $3.0 million during fiscal 2007, of which $0.3 million and $2.3 million was made in the thirteen weeks and thirty-nine weeks ended June 30, 2007, respectively, to the defined benefit pension plans and the retiree health benefit plan.

11. Operating Segments

In connection with the closing of the Covalence Merger, Berry organized its operations into four reportable segments: open top, closed top, flexible films, and tapes/coatings.

	Thirteen Weeks Ended
	June 30, 2007	June 30, 2006	Thirty-Nine Weeks Ended June 30, 2007	February 17, 2006 to June 30, 2006	October 1, 2005 to February 16, 2006
Net sales:
Open Top	$240.0	$—	$643.1	$—	$—
Closed Top	152.0	—	450.3	—	—
Flex Film	275.6	284.3	761.0	412.5	449.5
Tapes/Coatings	139.7	160.8	401.8	239.7	221.4
Intercompany	—	(2.6)	(3.7)	(3.9)	(4.0)
Total net sales	$807.3	$442.5	$2,252.5	$648.3	$666.9
Operating income (loss):
Open Top	$20.8	$—	$67.2	$—	$—
Closed Top	11.4	—	34.3	—	—
Flex Film	10.9	(3.6)	3.8	0.7	22.8
Tapes/Coatings	(0.6)	6.0	(5.8)	14.3	9.7
Corporate	(19.3)	(11.7)	(31.2)	(13.1)	(5.6)
Total operating income (loss)	$23.2	$(9.3)	$68.3	$1.9	$26.9
Depreciation and amortization:
Open Top	$17.0	$—	$47.1	$—	—
Closed Top	14.3	—	41.8	—	—
Flex Film	12.1	11.2	34.3	13.9	9.4
Tapes/Coatings	8.4	9.3	26.2	11.0	5.9
Corporate	0.2	2.7	1.2	2.7	0.1
Total depreciation and amortization	$52.0	$23.2	$150.6	$27.6	$15.4

	June 30, 2007	September 30, 2006
Total assets:
Open Top	$1,699.4	$1,950.8
Closed Top	1,175.0	666.9
Flex Film	567.2	676.9
Tapes/Coatings	436.0	449.9
Corporate	—	76.9
Total assets	$3,877.6	$3,821.4

12. Condensed Consolidating Financial Information

The Company, a wholly owned subsidiary of Group, has Second Priority Fixed and Floating Rate Notes and 10 ¼% Senior Subordinated Notes outstanding which are fully, jointly, severally, and unconditionally guaranteed by Berry’s domestic subsidiaries. Separate narrative information or financial statements of the guarantor subsidiaries have not been included because they are 100% wholly owned by the parent company and the guarantor subsidiaries unconditionally guarantee such debt on a joint and several basis. Presented below is condensed consolidating financial information for the parent company, guarantor subsidiaries and non-guarantor subsidiaries. The equity method has been used with respect to investments in subsidiaries. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

	June 30, 2007
	Parent Company	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
Consolidating Balance Sheet
Current assets	$248.7	$502.2	$64.7	$—	$815.6
Net property and equipment	215.9	536.7	34.3	—	786.9
Other noncurrent assets	2,805.9	2,012.6	17.2	(2,560.6)	2,275.1
Total assets	$3,270.5	$3,051.5	$116.2	$(2,560.6)	$3,877.6

Current liabilities	$192.5	$221.7	$22.6	$—	$436.8
Noncurrent liabilities	2,592.6	315.1	47.7	—	2,955.4
Equity (deficit)	485.4	2,514.7	45.9	(2,560.6)	485.4
Total liabilities and equity (deficit)	$3,270.5	$3,051.5	$116.2	$(2,560.6)	$3,877.6

	September 30, 2006
	Parent Company	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Consolidating Balance Sheet
Current assets	$355.6	$478.3	$70.0	$—	$903.9
Net property and equipment	219.4	556.5	40.7	—	816.6
Other noncurrent assets	2,253.7	216.8	7.7	(377.3)	2,100.9
Total assets	$2,828.7	$1,251.6	$118.4	$(377.3)	$3,821.4

Current liabilities	$(286.9)	$673.5	$70.6	$4.4	$461.6
Noncurrent liabilities	2,706.1	238.3	5.8	—	2,950.2
Equity (deficit)	409.5	339.8	42.0	(381.7)	409.6
Total liabilities and equity (deficit)	$2,828.7	$1,251.6	$118.4	$(377.3)	$3,821.4

	Thirteen Weeks Ended June 30, 2007
	Parent Company	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Consolidating Statement of Operations
Net sales	$248.9	$506.3	$52.1	$—	$807.3
Cost of goods sold	215.6	405.7	46.6	—	667.9
Gross profit	33.3	100.6	5.5	—	139.4
Operating expenses	45.4	67.3	3.5	—	116.2
Operating income (loss)	(12.1)	33.3	2.0	—	23.2
Interest expense (income), net	65.0	(5.9)	0.7	—	59.8
Loss on extinguished debt	15.4	21.9	—	—	37.3
Income taxes (benefit)	—	(27.9)	—	—	(27.9)
Equity in net (income) loss from subsidiary	(46.5)	(1.3)	—	47.8	—
Net income (loss)	$(46.0)	$46.5	$1.3	$(47.8)	$(46.0)

	Thirteen Weeks Ended June 30, 2006
	Parent Company	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Consolidating Statement of Operations
Net sales	$272.9	$138.0	$35.7	$(4.1)	$442.5
Cost of goods sold	262.4	110.8	33.3	(2.6)	403.9
Gross profit	10.5	27.2	2.4	(1.5)	38.6
Operating expenses	30.2	14.4	3.3	—	47.9
Operating income (loss)	(19.7)	12.8	(0.9)	(1.5)	(9.3)
Other expense (income)	(1.0)	—	—	—	(1.0)
Interest expense, net	21.0	—	—	—	21.0
Income taxes	(10.8)	—	0.8	—	(10.0)
Minority interest	(0.7)	—	—	—	(0.7)
Equity in net (income) loss from subsidiary	(9.6)	—	—	9.6	—
Net income (loss)	$(18.6)	12.8	$(1.7)	$8.1	$(18.6)

	Thirty-nine Weeks Ended June 30, 2007
	Parent Company	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Consolidating Statement of Operations
Net sales	$716.3	$1,399.1	$143.0	$(5.9)	$2,252.5
Cost of goods sold	651.8	1,129.1	130.0	(5.9)	1,905.0
Gross profit	64.5	270.0	13.0	—	347.5
Operating expenses	(88.0)	356.6	11.1	(0.5)	279.2
Operating income (loss)	152.5	(86.6)	1.9	0.5	68.3
Loss on extinguished debt	15.4	21.9	—	—	37.3
Interest expense (income), net	204.2	(7.1)	1.9	(20.2)	178.8
Income tax expense (benefit)	(18.0)	(38.2)	1.5	—	(54.7)
Minority interest	(2.7)	—	—	—	(2.7)
Equity in net (income) loss from subsidiary	49.1	(1.2)	—	(47.9)	—
Net income (loss)	$(95.5)	$(62.0)	$(1.5)	$68.6	$(90.4)

Consolidating Statement of Cash Flows
Net cash provided by (used for) operating activities	137.7	(23.0)	(0.6)	—	114.1
Net cash used for investing activities	(943.7)	819.4	(7.5)	—	(131.8)
Net cash provided by (used for) financing activities	744.7	(802.6)	4.3	—	(53.6)
Effect of exchange rate changes on cash	—	—	0.1	—	0.1
Net increase (decrease) in cash and cash equivalents	(61.3)	(6.2)	(3.7)	—	(71.2)
Cash and cash equivalents at beginning of period	62.3	15.0	5.8	—	83.1
Cash and cash equivalents at end of period	$1.0	$8.8	$2.1	$—	$11.9

	February 17, 2006 to June 30, 2006
	Parent Company	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Consolidating Statement of Operations
Net sales	$412.3	$187.1	$50.5	$(1.6)	$648.3
Cost of goods sold	390.1	152.1	46.4	(1.3)	587.3
Gross profit	22.2	35.0	4.1	(0.3)	61.0
Operating expenses	31.7	22.8	4.6	—	59.1
Operating income (loss)	(9.5)	12.2	(0.5)	(0.3)	1.9
Other expenses (income)	(0.5)	(0.1)	—	—	(0.6)
Interest expense (income), net	28.5	1.7	3.0	—	33.2
Income tax expense (benefit)	(10.9)	(0.5)	1.1	—	(10.3)
Minority interest	(0.7)	—	—	—	(0.7)
Equity in net (income) loss from subsidiary	(6.2)	—	—	6.2	—
Net income (loss)	$(19.7)	$11.1	$4.6	(6.5)	$(19.7)

Consolidating Statement of Cash Flows
Net cash provided by (used for) operating activities	$95.3	$(3.4)	$7.3	$—	$99.2
Net cash used for investing activities	(938.3)	(0.5)	(0.3)	—	(939.1)
Net cash provided by (used for) financing activities	903.2	—	—	—	903.2
Effect of exchange rate changes on cash	—	—	0.2	—	0.2
Net increase (decrease) in cash and cash equivalents	60.2	(3.9)	7.2	—	63.5
Cash and cash equivalents at beginning of period	18.4	5.5	3.1	—	27.0
Cash and cash equivalents at end of period	$78.6	$1.6	$10.3	$—	90.5

	October 1, 2005 to February 16, 2006
	Parent Company	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Consolidating Statement of Operations
Net sales	$420.4	$196.3	$52.8	$(2.6)	$666.9
Cost of goods sold	369.6	168.5	43.1	(2.2)	579.0
Gross profit	50.8	27.8	9.7	(0.4)	87.9
Operating expenses	30.6	26.7	3.7	—	61.0
Operating income (loss)	20.2	1.1	6.0	(0.4)	26.9
Other expenses (income)	7.9	(9.6)	1.7	—	—
Interest expense (income), net	9.4	(2.2)	0.4	—	7.6
Income taxes	—	—	1.6	—	1.6
Equity in net (income) loss from subsidiary	(14.8)	—	—	14.8	—
Net income (loss)	$17.7	$12.9	$2.3	$14.4	$17.7

Consolidating Statement of Cash Flows
Net cash provided by (used for) operating activities	$(126.2)	$3.8	$3.2	$—	$(119.2)
Net cash used for investing activities	(6.2)	(2.8)	(0.1)	—	(9.1)
Net cash provided by (used for) financing activities	132.4	(0.6)	(1.2)	—	130.6
Effect of exchange rate changes on cash	—	—	(0.2)	—	(0.2)
Net increase (decrease) in cash and cash equivalents	—	0.4	1.7	—	2.1
Cash and cash equivalents at beginning of period	—	0.1	2.6	—	2.7
Cash and cash equivalents at end of period	$—	$0.5	$4.3	$—	$4.8

13. Contingencies

The Company is party to various legal proceedings involving routine claims which are incidental to the business. Although the legal and financial liability with respect to such proceedings cannot be estimated with certainty, the Company believes that any ultimate liability would not be material to the Company’s financial condition or results of operations.

14. Recent Financial Accounting Standards

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which is an interpretation of SFAS No. 109, “Accounting for Income Taxes.” FIN 48 provides measurement and recognition guidance related to accounting for uncertainty in income taxes. FIN 48 also requires increased disclosure with respect to the uncertainty in income taxes. The Company will adopt the provisions of FIN 48 on October 1, 2007, as required, and is currently evaluating the impact of such adoption on its supplemental combined financial statements.

In September 2006, the FASB issued FASB No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 is definitional and disclosure oriented and addresses how companies should approach measuring fair value when required by GAAP; it does not create or modify any current GAAP requirements to apply fair value accounting. The standard provides a single definition for fair value that is to be applied consistently for all accounting applications, and also generally describes and prioritizes according to reliability the methods and inputs used in valuations. FAS 157 prescribes various disclosures about financial statement categories and amounts which are measured at fair value, if such disclosures are not already specified elsewhere in GAAP. The new measurement and disclosure requirements of FAS 157 are effective for the Company’s fiscal year beginning October 1, 2008. We do not expect the adoption of FAS 157 to have a significant impact on the Company’s results of operations or financial position.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities," ("SFAS No. 159"), which permits companies to choose to measure certain financial instruments and other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 is effective for the Company’s fiscal year beginning October 1, 2008. We have not determined the effect that the adoption of SFAS No. 159 will have on our consolidated financial statements.

15. Subsequent Events

On July 10, 2007, Berry announced a restructuring of the operations within its Flexible Film division. The restructuring will include the closing of four manufacturing locations: Yonkers, New York; Columbus, Georgia; City of Industry, California and Santa Fe Springs, California. The Company intends to complete each of the closings prior to December 31, 2007. The business at each facility being closed will be transferred to other Berry facilities. The affected business accounted for less than $100 million of net sales for the last twelve months ended June 30, 2007. The Company expects this project to generate approximately $20 million of annual savings when fully implemented. The estimated cash liability associated with this restructuring program is estimated at $30 million, which includes new equipment, relocation of existing equipment, and other transition costs.

Item 2.
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

Unless the context requires otherwise, references in this Management's Discussion and Analysis of Financial Condition and Results of Operations to “Holding” refer to Berry Plastics Holding Corporation, references to “we,” “our” or “us” refer to Berry Plastics Holding Corporation together with its consolidated subsidiaries. You should read the following discussion in conjunction with the consolidated financial statements of Holding and its subsidiaries and the accompanying notes thereto, which information is included elsewhere herein. Holding is a wholly-owned subsidiary of Berry Plastics Group, Inc. (“Group”). This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in our Form S-4 filed with the SEC on May 4, 2007 section titled “Risk Factors” and other risk factors identified from time to time in our periodic filings with the Securities and Exchange Commission. Our actual results may differ materially from those contained in any forward-looking statements. You should read the explanation of the qualifications and limitations on these forward-looking statements starting on page 3 of this report.

On April 3, 2007, Berry Plastics Group, Inc. (“Old Group”) was merged (the “Merger”) with another Apollo Management, L.P. (“Apollo”) controlled company, Covalence Specialty Materials Holding Corporation (“CSM Holding”). The resulting company retained the name Berry Plastics Group, Inc. (“Group”). Immediately following the Merger, Berry Plastics Holding Corporation (“Old Berry”) and Covalence Specialty Materials Corp. (“Covalence”) were combined as a direct subsidiary of Group. The resulting company retained the name Berry Plastics Holding Corporation (“Berry” or “the Company”). In connection with the closing of the Merger, the Company adopted the fiscal year-end (September) of the accounting acquirer (Covalence).

For accounting purposes, Old Group and CSM Holding are considered entities under the common control of Apollo as defined in Emerging Issues Task Force 02-5 “Definition of Common Control in Relation to FASB Statement of Financial Accounting Standards No. 141, Business Combinations”. The financial statements of these entities are presented retroactively on a consolidated basis in a manner similar to a pooling of interests, and include the results of operations of each business from the date of acquisition by the Apollo affiliates. Apollo acquired CSM Holding on February 16, 2006, and Old Group on September 20, 2006.

The financial data for the Company for the thirteen weeks ended June 30, 2006 and for the period from February 16, 2006 to June 30, 2006 include the results of operations of Covalence only. The results for the period from October 1, 2005 to February 16, 2006 represent the results of the predecessor of Covalence. The financial data for the Company for the thirteen and thirty-nine weeks ended June 30, 2007 include the consolidated results of operations of Covalence and the Company. The balance sheets as of September 30, 2006 and June 30, 2007 also represent the consolidated balance sheets of Covalence and the Company as of each date, respectively. Accordingly, the results of operations and financial position of Berry Plastics Holding Corporation presented in this quarterly report on Form 10-Q are not comparable to previous quarterly and annual reports on Form 10-Q and Form 10-K, respectively, for the Company or Covalence.

Critical Accounting Policies

We disclosed those accounting policies that we consider to be significant in determining the amounts to be utilized for communicating our consolidated financial position, results of operations and cash flows in the Form S-4 filed with the SEC on May 4, 2007. Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with these principles requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results are likely to differ from these estimates, but management does not believe such differences will materially affect our financial position or results of operations, although no assurance can be given as to such affect. We believe that the following accounting policies are the most critical because they have the greatest impact on the presentation of our financial condition and results of operations.

Allowance for doubtful accounts. We evaluate our allowance for doubtful accounts on an ongoing basis and review any significant customers with delinquent balances to determine future collectibility. We base our determinations on legal issues (such as bankruptcy status), past history, current financial and credit agency reports, and the experience of our credit representatives. We reserve accounts that we deem to be uncollectible in the period in which we make the determination. We maintain additional reserves based on our historical bad debt experience. Additionally, our allowance for doubtful accounts includes a reserve for cash discounts that are offered to some of our customers for prompt payment. We believe, based on past history and our credit policies, that our net accounts receivable are of good quality. A ten percent increase or decrease in our bad debt experience would not have a material impact on the results of operations of the Company. Our allowance for doubtful accounts was $9.3 million and $9.6 million as of June 30, 2007 and September 30, 2006, respectively.

Inventory obsolescence. We evaluate our reserve for inventory obsolescence on an ongoing basis and review inventory on-hand to determine future salability. We base our determinations on the age of the inventory and the experience of our personnel. We reserve inventory that we deem to be not salable in the quarter in which we make the determination. We believe, based on past history and our policies and procedures, that our net inventory is salable. A ten percent increase or decrease in our inventory obsolescence experience would not have a material impact on the results of operations of the Company. Our reserve for inventory obsolescence was $15.7 million and $16.6 million as of June 30, 2007 and September 30, 2006, respectively.

Medical insurance. We offer our employees medical insurance that is primarily self-insured by us. As a result, we accrue a liability for known claims as well as the estimated amount of expected claims incurred but not reported. We evaluate our medical claims liability on an ongoing basis, obtain an independent actuarial analysis on an annual basis and perform payment lag analysis. Based on our analysis, we believe that our recorded medical claims liability should be sufficient. A ten percent increase or decrease in our medical claims experience would not have a material impact on the results of operations of the Company. Our accrued liability for medical claims was $7.5 million and $9.1 million, including reserves for expected medical claims incurred but not reported, as of June 30, 2007 and September 30, 2006, respectively.

Workers’ compensation insurance. The majority of our facilities are in a large deductible program for workers’ compensation insurance. On a quarterly basis, we evaluate our liability based on third-party adjusters’ independent analyses by claim. Based on our analysis, we believe that our recorded workers’ compensation liability should be sufficient. A ten percent increase or decrease in our workers’ compensations claims experience would not have a material impact on the results of operations of the Company. Our accrued liability for workers’ compensation claims was $7.0 million and $5.9 million as of June 30, 2007 and September 30, 2006, respectively.

Revenue recognition. The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”). Revenue is recognized when the title and risk of loss have passed to the customer, there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is fixed or determinable, and collectibility is reasonably assured. Shipping and handling costs are included in cost of sales.

Impairments of Long-Lived Assets. In accordance with the methodology described in Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, we review long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. Impairment losses are recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. No impairments were recorded in the financial statements included in this Form 10-Q.

Goodwill and Other Indefinite Lived Intangible Assets. In accordance with the methodology described in SFAS No. 142, “Goodwill and Other Intangible Assets”, we review our goodwill and other indefinite lived intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. Impairment losses are recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. In addition, we annually review our goodwill and other indefinite lived intangible assets for impairment. No impairments were recorded in the financial statements included in this Form 10-Q.

Deferred Taxes and Effective Tax Rates. We estimate the effective tax rates and associated liabilities or assets for each legal entity of ours in accordance with SFAS No. 109. We use tax-planning to minimize or defer tax liabilities to future periods. In recording effective tax rates and related liabilities and assets, we rely upon estimates, which are based upon our interpretation of United States, foreign, state, and local tax laws as they apply to our legal entities and our overall tax structure. Audits by local tax jurisdictions, including the United States Government, could yield different interpretations from our own and cause the Company to owe more taxes than originally recorded. For interim periods, we accrue our tax provision at the effective tax rate that we expect for the full year. As the actual results from our various businesses vary from our estimates earlier in the year, we adjust the succeeding interim periods’ effective tax rates to reflect our best estimate for the year-to-date results and for the full year. As part of the effective tax rate, if we determine that a deferred tax asset arising from temporary differences is not likely to be utilized, we will establish a valuation allowance against that asset to record it at its expected realizable value.

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

Recent Developments

On July 10, 2007, we announced a restructuring of the operations within our Flexible Film division. The restructuring will include the closing of four manufacturing locations: Yonkers, New York; Columbus, Georgia; City of Industry, California and Santa Fe Springs, California. We intend to complete each of the closings prior to December 31, 2007. The business at each facility being closed will be transferred to other Company facilities. The affected business accounted for less than $100 million of net sales for the last twelve months ended June 30, 2007. The Company expects this project to generate approximately $20 million of annual savings when fully implemented. The estimated cash liability associated with this restructuring program is estimated at $30 million, which includes new equipment, relocation of existing equipment, and other transition costs.

Results of Operations

Comparison of the 13 Weeks Ended June 30, 2007 (the “Quarter”) and the 13 Weeks Ended June 30, 2006 (the “Prior Quarter”)

Net Sales. Net sales increased 82% to $807.3 million for the Quarter from $442.5 million for the Prior Quarter. This $364.8 million increase is primarily the result of the Old Berry net sales of $375.1 million that are not included in the Prior Quarter. The following discussion in this section provides a comparison of net sales by business segment. Net sales in the rigid open top business increased from $222.8 million in the Prior Quarter (Old Berry) to $240.0 million in the Quarter. Base volume growth in the rigid open top business, excluding net selling price decreases, was 6% driven primarily by strong growth in dairy containers and thermoformed and injection drink cups. Net sales in the rigid closed top business decreased slightly from $152.3 million in the Prior Quarter (Old Berry) to $152.0 million in the Quarter. Base volume growth in the rigid closed top business, excluding net selling price decreases, was relatively flat partially the result of the sale of Berry U.K. business in April 2007. The flexible film business net sales decreased from $284.3 million in the Prior Quarter to $275.6 million in the Quarter. This decrease of $8.7 million can be primarily attributed to lower selling prices partially offset by volume from the Rollpak acquisition. Net sales in the tapes/coatings business decreased from $160.8 million in the Prior Quarter to $139.7 million in the Quarter primarily driven by softness in the new home construction market.

Gross Profit. Gross profit increased by $100.8 million to $139.4 million (17% of net sales) for the Quarter from $38.6 million (9% of net sales) for the Prior Quarter. This increase of $100.8 million or 261% is primarily the result of Old Berry not being included in the Prior Quarter, the combined impact of additional sales volume driven by the organic growth noted above, the timing effect of reduced resin costs versus selling prices, productivity improvement initiatives in the rigid business that have been implemented since the Prior Quarter, and synergies from the Merger. The gross profit of Old Berry in the Prior Quarter was $75.8 million. Significant productivity improvements were made since the Prior Quarter, including the installation of state-of-the-art equipment at several of our facilities. These productivity improvements were partially offset by increased costs from inflation such as higher energy prices and wage inflation.

Operating Expenses. Selling, general and administrative expenses increased by $40.8 million to $88.6 million for the Quarter from $47.8 million for the Prior Quarter primarily the result of the Old Berry selling, general and administrative expenses of $33.9 million that are not included in the Prior Quarter. The remaining increase of $6.9 million can be attributed to a stock compensation charge of

$14.8 million in the Quarter partially offset by cost reduction efforts including the synergistic opportunities from the merger of Covalence and Berry. Other expenses increased from $0.1 million in the Prior Quarter to $27.6 million for the Quarter primarily as a result of costs incurred in connection with the Covalence Merger and the Oxnard shutdown.

Interest Expense, Net. Net interest expense increased $38.8 million to $59.8 million for the Quarter compared to $21.0 million for the Prior Quarter primarily the result of the Old Berry net interest expense of $22.5 million that is not included in the Prior Quarter and interest on additional borrowings to fund the Apollo acquisition of Old Group.

Loss on Extinguished Debt. The Company incurred a $37.3 million loss on extinguished debt in the Quarter primarily as a result of the write-off of deferred financing fees from Covalence’s and Old Berry’s senior credit facilities and Covalence’s second priority floating rate note that were extinguished in connection with the Covalence Merger.

Income Tax Expense (Benefit). For the Quarter, we recorded an income tax benefit of $27.9 million or an effective tax rate of 38%. The change of $17.9 million from the benefit of $10.0 million in the Prior Quarter was primarily attributed to the decrease in income before income taxes for the reasons discussed above.

Net Income (Loss). Net loss was $46.0 million for the Quarter compared to a net loss of $18.6 million for the Prior Quarter for the reasons discussed above.

Three Quarters Ended June 30, 2007 (“YTD”)
Compared to the Three Quarters Ended June 30, 2006 (“Prior YTD”)

Note. For comparison purposes, the results from October 1, 2005 to February 16, 2006 have been combined with the results from February 17, 2006 to June 30, 2006 to formulate the Prior YTD.

Net Sales. Net sales increased 71% to $2,252.5 million for the YTD from $1,315.2 million for the Prior YTD. This $937.3 million increase is primarily the result of the Old Berry net sales of $1,050.3 million that are not included in the Prior YTD. The following discussion in this section provides a comparison of net sales by business segment. Net sales in the rigid open top business increased from $616.1 million in the Prior YTD (Old Berry) to $643.1 million in the YTD driven primarily by strong growth in dairy containers and thermoformed drink cups. Net sales in the rigid closed top business increased from $434.2 million in the Prior YTD (Old Berry) to $450.3 million in the YTD primarily as a result of strong growth in closures and prescription vials. The flexible film business net sales decreased from $862.0 million in the Prior YTD to $761.0 million in the YTD. This decrease of $101.0 million can be primarily attributed to lower selling prices and a mild hurricane season partially offset by volume from the Rollpak acquisition. Net sales in the tapes/coatings business decreased from $461.1 million in the Prior YTD to $401.8 million in the YTD primarily driven by softness in the new home construction market.

Gross Profit. Gross profit increased by $198.6 million to $347.5 million (15% of net sales) for the YTD from $148.9 million (11% of net sales) for the Prior YTD. This increase of $198.6 million or 133% is primarily the result of Old Berry not being included in the Prior YTD, the combined impact of additional sales volume driven by the organic growth noted above, the timing effect of resin costs versus selling prices, and productivity improvement initiatives that have been implemented since the

Prior YTD. The gross profit of Old Berry in the Prior YTD was $213.6 million. Significant productivity improvements were made since the Prior YTD, including the installation of state-of-the-art equipment at several of our facilities. These productivity improvements were partially offset by increased costs from inflation such as higher energy prices and wage inflation.

Operating Expenses. Selling, general and administrative expenses increased by $131.2 million to $240.0 million for the YTD from $108.8 million for the Prior YTD primarily as a result of the Old Berry selling, general and administrative expenses of $102.5 million that are not included in the Prior YTD. The remaining increase of $28.6 million can be attributed to a stock compensation charge of $15.6 million in the YTD and increased amortization of intangibles from Apollo’s purchase of Old Group and CSM Holding. Other expenses increased from $0.9 million in the Prior YTD to $39.2 million for the YTD primarily as a result of costs incurred in connection with the Covalence Merger and the Oxnard shutdown.

Interest Expense, Net. Net interest expense increased $143.5 million to $178.8 million for the YTD compared to $35.3 million for the Prior YTD primarily as a result of the Old Berry net interest expense of $66.5 million that is not included in the Prior YTD and interest on additional borrowings to fund the Apollo acquisition of Old Group.

Loss on Extinguished Debt. The Company incurred a $37.3 million loss on extinguished debt in the YTD primarily as a result of the write-off of deferred financing fees from Covalence’s and Old Berry’s senior credit facilities and Covalence’s second priority floating rate notes that were extinguished in connection with the Covalence Merger.

Income Tax Expense (Benefit). For the YTD, we recorded an income tax benefit of $54.7 million or an effective tax rate of 37%. The change of $46.0 million from the benefit of $8.7 million in the Prior YTD was primarily attributed to the decrease in income before income taxes for the reasons discussed above.

Net Income (Loss). Net loss was $90.4 million for the YTD compared to a net loss of $2.0 million for the Prior YTD for the reasons discussed above.

Liquidity and Capital Resources

In connection with the Covalence Merger, the Company entered into senior secured credit facilities that include a term loan in the principal amount of $1,200.0 million and a revolving credit facility which provides borrowing availability equal to the lesser of (a) $400.0 million or (b) the borrowing base, which is a function, among other things, of the Company’s accounts receivable and inventory. The term loan matures on April 3, 2015 and the revolving credit facility matures on April 3, 2013.

The borrowings under the senior secured credit facilities bear interest at a rate equal to an applicable margin plus, as determined at our option, either (a) a base rate (“Base Rate”) determined by reference to the higher of (1) the prime rate of Credit Suisse, Cayman Islands Branch, as administrative agent, in the case of the term loan facility or Bank of America, N.A., as administrative agent, in the case of the revolving credit facility and (2) the U.S. federal funds rate plus 1/2 of 1% or (b) a eurodollar rate (“LIBOR”) determined by reference to the costs of funds for eurodollar deposits in dollars in the London interbank market for the interest period relevant to such borrowing Bank Compliance for certain additional costs. The initial applicable margin for LIBOR rate borrowings under the revolving credit facility was 1.25% and under the term loan was 2.00%. The initial applicable margin for base rate borrowings under the revolving credit facility was 0% and under the term loan was 1.00%.

The term loan facility requires minimum quarterly principal payments of $3.0 million for the first eight years, which commenced in June 2007, with the remaining amount payable on April 3, 2015. In addition, the Company must prepay the outstanding term loan, subject to certain exceptions, with (1) beginning with the Company’s first fiscal year after the closing, 50% (which percentage is subject to a minimum of 0% upon the achievement of certain leverage ratios) of excess cash flow (as defined in the credit agreement); and (2) 100% of the net cash proceeds of all non-ordinary course asset sales and casualty and condemnation events, if the Company does not reinvest or commit to reinvest those proceeds in assets to be used in its business or to make certain other permitted investments within 15 months, subject to certain limitations.

In addition to paying interest on outstanding principal under the senior secured credit facilities, the Company is required to pay a commitment fee to the lenders under the revolving credit facilities in respect of the unutilized commitments thereunder at a rate equal to 0.25% to 0.35% per annum depending on the average daily available unused borrowing capacity. The Company also pays a customary letter of credit fee, including a fronting fee of 0.125% per annum of the stated amount of each outstanding letter of credit, and customary agency fees.

The Company may voluntarily repay outstanding loans under the senior secured credit facilities at any time without premium or penalty, other than customary “breakage” costs with respect to eurodollar loans. The senior secured credit facilities contain various restrictive covenants that, among other things and subject to specified exceptions, prohibit the Company from prepaying other indebtedness, and restrict its ability to incur indebtedness or liens, make investments or declare or pay any dividends. All obligations under the senior secured credit facilities are unconditionally guaranteed by Group and, subject to certain exceptions, each of the Company’s existing and future direct and indirect domestic subsidiaries. The guarantees of those obligations are secured by substantially all of the Company’s assets as well as those of each domestic subsidiary guarantor. The Company was in compliance with all the financial and operating covenants at June 30, 2007.

At June 30, 2007, there were $20.0 million outstanding on the revolving credit facility. The revolving credit facility allows up to $50.0 million of letters of credit to be issued instead of borrowings under the revolving credit facility. At June 30, 2007, the Company had $29.4 million under the Credit Facility in letters of credit outstanding. At June 30, 2007, the Company had unused borrowing capacity of $350.6 million under the revolving line of credit. A key financial metric utilized in the calculation of the first lien leverage ratio is bank compliance EBITDA. The following table reconciles our bank compliance EBITDA of $481.0 million for the twelve month period ended June 30, 2007 to net loss.

	Thirty-Nine Weeks Ended June 30, 2007	Thirteen Weeks Ended September 30, 2006	12 months ended June 30, 2007

Bank compliance EBITDA	$291.0	$102.6	$481.0
Net interest expense	(178.8)	(15.8)	(194.6)
Depreciation and amortization	(150.6)	(23.4)	(174.0)
Income tax benefit	54.7	3.4	58.1
Loss on extinguished debt	(37.3)	—	(37.3)
Business optimization expense	(44.0)	(2.5)	(46.5)
Stock based compensation	(15.6)	(0.1)	(15.7)
Management fees	(2.7)	(0.1)	(2.8)
Inventory write-up	(9.8)	—	(9.8)
Minority interest	2.7	1.1	3.8
Pro forma synergies (Covalence and Rollpak)	—	—	(76.9)
Pro forma synergies (Oxnard and Norwich)	—	—	(5.5)
Pro forma Rollpak EBITDA	—	—	(5.0)
Old Berry bank compliance EBITDA	—	(69.8)	(69.8)
Net loss	$(90.4)	$(4.6)	$(95.0)

For comparison purposes, the following table reconciles our bank compliance EBITDA for the thirteen weeks ended June 30, 2007 and June 30, 2006 to net loss.

	Thirteen Weeks Ended June 30, 2007	Thirteen Weeks Ended June 30, 2006

Bank compliance EBITDA	$117.6	$96.1
Net interest expense	(59.8)	(21.0)
Depreciation and amortization	(52.0)	(23.2)
Income tax benefit	27.9	10.0
Loss on extinguished debt	(37.3)	—
Business optimization expense	(23.9)	(2.9)
Stock based compensation	(14.8)	—
Management fees	(1.0)	(0.9)
Inventory write-up	(2.7)	(7.0)
Minority interest	—	0.7
Old Berry bank compliance EBITDA	—	(70.4)
Net loss	$(46.0)	$(18.6)

While the determination of appropriate adjustments in the calculation of bank compliance EBITDA is subject to interpretation under the terms of the Credit Facility, management believes the adjustments described above are in accordance with the covenants in the Credit Facility. Bank compliance EBITDA should not be considered in isolation or construed as an alternative to our net income (loss) or other measures as determined in accordance with GAAP. In addition, other companies in our industry or across different industries may calculate bank covenants and related definitions differently than we do, limiting the usefulness of our calculation of bank compliance EBITDA as a comparative measure.

Second Priority Senior Secured Notes

On September 20, 2006, the Company issued $750.0 million of second priority senior secured notes (“Second Priority Notes”) comprised of (1) $525.0 million aggregate principal amount of 8 7/8% second priority fixed rate notes (“Fixed Rate Notes”) and (2) $225.0 million aggregate principal amount of second priority senior secured floating rate notes (“Floating Rate Notes”). The Second Priority Notes mature on September 15, 2014. Interest on the Fixed Rate Notes is due semi-annually on March 15 and September 15. The Floating Rate Notes bear interest at a rate of LIBOR plus 3.875% per annum, which resets quarterly. Interest on the Floating Rate Notes is payable quarterly on March 15, June 15, September 15 and December 15 of each year.

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

On or after September 15, 2010 and 2008, the Company may redeem some or all of the Fixed Rate Notes and Floating Rate Notes, respectively, at specified redemption prices. Additionally, on or prior to September 15, 2009 and 2008, we may redeem up to 35% of the aggregate principal amount of the Fixed Rate Notes and Floating Rate Notes, respectively, with the net proceeds of specified equity offerings at specified redemption prices. If a change of control occurs, the Company must give holders of the Second Priority Notes an opportunity to sell their notes at a purchase price of 101% of the principal amount plus accrued and unpaid interest. The Company was in compliance with all covenants at June 30, 2007.

10 ¼% Senior Subordinated Notes

In connection with Apollo’s acquisition of CSM Holding, Covalence issued $265.0 million of 10 ¼% senior subordinated notes due March 1, 2016. The notes are senior subordinated obligations of the Company and rank junior to all other senior indebtedness that does not contain similar subordination provisions. No principal payments are required with respect to the senior subordinated notes prior to maturity.

The indenture relating to the notes contain a number of covenants that, among other things and subject to certain exceptions, restrict the Company’s ability and the ability of its restricted subsidiaries to incur indebtedness or issue disqualified stock or preferred stock, pay dividends or redeem or repurchase stock, make certain types of investments, sell assets, incur certain liens, restrict dividends or other payments from subsidiaries, enter into transactions with affiliates and consolidate, merge or sell all or substantially all of the Company’s assets. The Company was in compliance with all covenants at June 30, 2007.

11% Senior Subordinated Notes

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

The Senior Subordinated Notes may be redeemed at the Company’s option under circumstances and at redemption prices set forth in the indenture. Upon the occurrence of a change of control, the Company is required to offer to repurchase all of the Senior Subordinated Notes. The indenture sets forth covenants and events of default that are substantially similar to those set forth in the indenture governing the Second Priority Notes. The Senior Subordinated Notes contain additional affirmative covenants and certain customary representations, warranties and conditions. The Company was in compliance with all covenants at June 30, 2007.

Cash Flows

Net cash provided by operating activities was $114.1 million for the YTD compared to a use of $20.0 million for the Prior YTD. The increase of $134.1 million is primarily the result of improved operations in the YTD and the inclusion of Old Berry in the YTD.

Net cash used for investing activities decreased from $948.2 million for the Prior YTD to $131.8 million for the YTD primarily as a result of the Apollo acquisition of Covalence in the Prior YTD.

Net cash used in financing activities was $53.6 million for the YTD compared to net cash provided by financing activities of $1,033.8 million in the Prior YTD. This change of $1,087.4 million can be primarily attributed to proceeds received related to the financing of the Apollo acquisition of CSM Holding in the Prior YTD.

Increased working capital needs occur whenever we experience strong incremental demand or a significant rise in the cost of raw material, particularly plastic resin. However, based on our current level of operations, we believe that cash flow from operations and available cash, together with available borrowings under our senior secured credit facilities, will be adequate to meet our short-term liquidity needs. We base such belief on historical experience and the funds available under the Credit Facility. However, we cannot predict our future results of operations and our ability to meet our obligations involves numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” section of our Form S-4 filed with the Securities and Exchange Commission on May 4, 2007. In particular, increases in the cost of resin which we are unable to pass through to our customers on a timely basis or significant acquisitions could severely impact our liquidity. At June 30, 2007, our cash balance was $11.9 million, and we had unused borrowing capacity under the Credit Facility’s borrowing base of $350.6 million.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We are exposed to market risk from changes in interest rates primarily through our Credit Facility and the $225.0 million of Second Priority Senior Secured Floating Rate Notes. The Credit Facility is comprised of (1) a $1,200.0 million term loan and (2) a $400.0 million revolving credit facility. At June 30, 2007, $20.0 million was outstanding on the revolving credit facility, and the net outstanding balance of the term loan at June 30, 2007 was $1,197.0 million. At June 30, 2007, the Eurodollar rate applicable to the term loan and the Second Priority Senior Secured Floating Rate Notes was 5.36%. If the Eurodollar rate increases 0.25% and 0.5%, we estimate an annual increase in our interest expense of approximately $3.6 million and $7.2 million, respectively.

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

Item 4. Controls and Procedures

(a) Disclosure controls and procedures.

As required by Rule 13a-15 under the Exchange Act, the Company’s management carried out an evaluation with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as of the end of the last fiscal quarter. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. In connection with the new rules, we currently are in process of further reviewing and documenting our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

(b) Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting identified in connection with our evaluation of our disclosure controls and procedures that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

There have been no material changes in legal proceedings from the items disclosed in our Form S-4 filed with the Securities and Exchange Commission on May 4, 2007.

Item 1A. Risk Factors

You should carefully consider the risks described in our Form S-4 filed with the Securities and Exchange Commission on May 4, 2007, including those under the heading “Risk Factors” and other information contained in this Quarterly Report before investing in our securities. Realization of any of these risks could have a material adverse effect on our business, financial condition, cash flows and results of operations. There were no material changes in the Company’s risk factors since described in our Form S-4 filed with the Securities and Exchange Commission on May 4, 2007.

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
August 14, 2007

By: /s/ James M. Kratochvil
James M. Kratochvil

Executive Vice President, Chief Financial Officer,
Treasurer and Secretary (Principal Financial and
Accounting Officer)