Form 10-K
period 2007-09-29
BERRY PLASTICS HOLDING CORP; BERRY PLASTICS TECHNICAL SERVICES INC; Berry Plastics Acquisition CORP VII; Pescor, Inc; CPI HOLDING CORP; Berry Plastics Acquisition CORP IX; BERRY IOWA CORP; BERRY PLASTICS DESIGN CORP; Tubed Products, LLC; Rollpack CORP
filed 2007-12-26
CIK 919465, 1075624, 1381512, 1381510, 1093666, 1381517, 919467, 1075621, 1381516, 1397552

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
[X]Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended
September 29, 2007
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [   ]  No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934.               Yes [X]  No [   ]

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.  Yes [X]  No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K:  Not applicable.

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, or non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer [     ]                        Accelerated filer  [     ]                                   Non-accelerated filer [  X  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes [   ]  No [X]

As of December 10, 2007, all of the outstanding 100 shares of the Common Stock, $.01 par value, of Berry Plastics Holding Corporation were held by Berry Plastics Group, Inc.

DOCUMENTS INCORPORATED BY REFERENCE
None

Table of Additional Registrant Guarantors

Exact Name	Jurisdiction of Organization	Primary Standard Industrial Classification Code Number	I.R.S. Employer Identification No.	Name, Address and Telephone Number of Principal Executive Offices(1)
Berry Plastics Corporation	Delaware	3089	35-1813708	(1)
Aerocon, Inc.	Delaware	3089	35-1948748	(1)
Berry Iowa Corporation	Delaware	3089	42-1382173	(1)
Berry Plastics Design Corporation	Delaware	3089	62-1689708	(1)
Berry Plastics Technical Services, Inc.	Delaware	3089	57-1028638	(1)
Berry Sterling Corporation	Delaware	3089	54-1749681	(1)
CPI Holding Corporation	Delaware	3089	34-1820303	(1)
Knight Plastics, Inc.	Delaware	3089	35-2056610	(1)
Packerware Corporation	Delaware	3089	48-0759852	(1)
Pescor, Inc.	Delaware	3089	74-3002028	(1)
Poly-Seal Corporation	Delaware	3089	52-0892112	(1)
Venture Packaging, Inc.	Delaware	3089	51-0368479	(1)
Venture Packaging Midwest, Inc.	Delaware	3089	34-1809003	(1)
Berry Plastics Acquisition Corporation III	Delaware	3089	37-1445502	(1)
Berry Plastics Acquisition Corporation V	Delaware	3089	36-4509933	(1)
Berry Plastics Acquisition Corporation VII	Delaware	3089	30-0120989	(1)
Berry Plastics Acquisition Corporation VIII	Delaware	3089	32-0036809	(1)
Berry Plastics Acquisition Corporation IX	Delaware	3089	35-2184302	(1)
Berry Plastics Acquisition Corporation X	Delaware	3089	35-2184301	(1)
Berry Plastics Acquisition Corporation XI	Delaware	3089	35-2184300	(1)
Berry Plastics Acquisition Corporation XII	Delaware	3089	35-2184299	(1)
Berry Plastics Acquisition Corporation XIII	Delaware	3089	35-2184298	(1)
Berry Plastics Acquisition Corporation XV, LLC	Delaware	3089	35-2184293	(1)
Kerr Group, Inc.	Delaware	3089	95-0898810	(1)
Saffron Acquisition Corporation	Delaware	3089	94-3293114	(1)
Setco, LLC	Delaware	3089	56-2374074	(1)
Sun Coast Industries, Inc.	Delaware	3089	59-1952968	(1)
Tubed Products, LLC	Delaware	3089	56-2374082	(1)
Cardinal Packaging, Inc.	Ohio	3089	34-1396561	(1)
Landis Plastics, Inc.	Illinois	3089	36-2471333	(1)
Covalence Specialty Adhesives LLC	Delaware	2672	20-4104683	(1)
Covalence Specialty Coatings LLC	Delaware	2672	20-4104683	(1)
Rollpak Acquisition Corporation	Indiana	3089	03-0512845	(1)
Rollpak Corporation	Indiana	3089	35-1582626	(1)

(1)All guarantors name, address, and telephone number of the principal executive office is 101 Oakley Street, Evansville, Indiana 47710, (812) 424-2904.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-K includes "forward-looking statements," within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), with respect to our financial condition, results of operations and business and our expectations or beliefs concerning future events.  Such statements include, in particular, statements about our plans, strategies and prospects under the headings "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and "Business."  You can identify certain forward-looking statements by our use of forward-looking terminology such as, but not limited to, "believes," "expects," "anticipates," "estimates," "intends," "plans," "targets," "likely," "will," "would," "could" and similar expressions that identify forward-looking statements.  All forward-looking statements involve risks and uncertainties.  Many risks and uncertainties are inherent in our industry and markets. Others are more specific to our operations.  The occurrence of the events described and the achievement of the expected results depend on many events, some or all of which are not predictable or within our control. Actual results may differ materially from the forward-looking statements contained in this Form 10-K.  Factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include:

•	risks associated with our substantial indebtedness and debt service;

•	changes in prices and availability of resin and other raw materials and our ability to pass on changes in raw material prices on a timely basis;

•	risks of competition, including foreign competition, in our existing and future markets;

•	risks related to our acquisition strategy and integration of acquired businesses;

•	reliance on unpatented proprietary know-how and trade secrets;

•	increases in the cost of compliance with laws and regulations, including environmental laws and regulations;

•	catastrophic loss of one of our key manufacturing facilities;

•	our ownership structure;

•	reduction in our net worth; and

•	the other factors discussed in the section of this Form 10-K titled “Risk Factors.”

We caution you that the foregoing list of important factors may not contain all of the material factors that are important to you. In addition, in light of these risks and uncertainties, the matters referred to in the forward-looking statements contained in this Form 10-K may not in fact occur. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.

TABLE OF CONTENTS

BERRY PLASTICS HOLDING CORPORATION

FORM 10-K FOR THE FISCAL YEAR ENDED SEPTEMBER 29, 2007

Item 1.  BUSINESS

General

We believe we are one of the world’s leading manufacturer and marketers of plastic packaging products.  We are a major producer of a wide range of products, including rigid open top and rigid closed top packaging, polyethylene-based plastic films, industrial tapes, medical specialties, packaging, heat-shrinkable coatings and specialty laminates.  We manufacture a broad range of innovative, high quality packaging solutions using our collection of over 1,700 proprietary molds and an extensive set of internally developed processes and technologies. Our principal products include containers, drink cups, bottles, closures and overcaps, tubes and prescription vials, trash bags, stretch films, plastic sheeting, and tapes which we sell into a diverse selection of attractive and stable end markets, including food and beverage, healthcare, personal care, quick service and family dining restaurants, custom and retail, agricultural, horticultural, institutional, industrial, construction, aerospace, and automotive.  We sell our packaging solutions to over 13,000 customers, ranging from large multinational corporations to small local businesses comprised of a favorable balance of leading national blue-chip customers as well as a collection of smaller local specialty businesses.  We believe that we are one of the largest global purchasers of polyethylene resin, our principal raw material, buying approximately 1.2 billion pounds annually.  We believe that our proprietary tools and technologies, low-cost manufacturing capabilities and significant operating and purchasing scale provide us with a competitive advantage in the marketplace. Our unique combination of leading market positions, proven management team, product and customer diversity and manufacturing and design innovation provides access to a variety of growth opportunities. Our top 10 customers represented approximately 24% of our fiscal 2007 net sales with no customer accounting for more than 6% of our fiscal 2007 net sales.  The average length of our relationship with these customers was 21 years. Additionally, we operate 55 strategically located manufacturing facilities and have extensive distribution capabilities.

Formation of Berry Holding

On April 3, 2007, Berry Plastics Group, Inc. (“Old Berry Group”) completed a stock-for-stock merger (the “Merger”) with Covalence Specialty Materials Holding Corp. (“Old Covalence Holding”). The resulting company retained the name Berry Plastics Group, Inc. (“Berry Group”).  Immediately following the Merger, Berry Plastics Holding Corporation (“Old Berry Holding”) and Covalence Specialty Materials Corp. (“Old Covalence”) were combined as a direct subsidiary of Berry Group.  The resulting company retained the name Berry Plastics Holding Corporation (“Berry Holding”).  References herein to “we”, “us”, the “Company”, “Berry”, and “Berry Plastics” refer to Berry Group and its consolidated subsidiaries, including Berry Holding, after giving effect to the transactions described in this paragraph.

Apollo V Acquisition of Old Covalence Holding

On February 16, 2006, Old Covalence Holding was formed through the acquisition of substantially all of the assets and liabilities of Tyco Plastics & Adhesives (“TP&A”) under a Stock and Asset Purchase Agreement dated December 20, 2005 among an affiliate of Apollo Management V, L.P (“Apollo V”), Tyco International Group S.A. and Tyco Group S.a.r.l.  The total purchase price consideration paid at the closing of the acquisition was approximately $916.1 million.  The acquisition was funded with the proceeds from (1) an equity investment of $197.5 million by affiliates of Apollo V and certain members of senior management, (2) the issuance of $265.0 million of senior subordinated notes, (3) term loan borrowings under senior secured credit facilities of $350.0 million (subsequently refinanced as described later in this Form 10-K), (4) borrowings under a floating rate loan of $175.0 million, and (5) pursuant to the terms of the Stock and Asset Purchase Agreement, a favorable net working capital adjustment of $59.1 million.

Apollo VI Acquisition of Old Berry Group

On September 20, 2006, BPC Acquisition Corp. merged with and into BPC Holding Corporation pursuant to an agreement and plan of merger (the “Apollo Berry Merger”), dated June 28, 2006, with BPC Holding Corporation continuing as the surviving corporation.  Following the consummation of the Apollo Berry Merger, BPC Holding Corporation changed its name to Berry Plastics Holding Corporation.  Pursuant to the Apollo Berry Merger, Old Berry Holding was a wholly owned subsidiary of Old Berry Group, the principal stockholders of which were Apollo Investment Fund VI, L.P. (Apollo VI), AP Berry Holdings, LLC, Graham Berry Holdings, L.P., and management.  Apollo VI and AP Berry Holdings, LLC are affiliates of Apollo Management, L.P., which is a private investment firm.  Graham Berry Holdings, L.P. is an affiliate of Graham Partners, Inc. (“Graham”), a private equity firm.  The total amount of funds required to consummate the Apollo Berry Merger and to pay related fees was $2.4 billion.  The Apollo Berry Merger was primarily funded with (1) the issuance of $750.0 million aggregate principal amount of second priority senior secured notes, (2) new borrowings of $675.0 million in Term B loans, (3) the issuance of $425.0 million aggregate principal amount of senior subordinated notes, and (4) contributed equity.

History of Old Berry Holding

Imperial Plastics was established in 1967 in Evansville, Indiana.  Berry Plastics, Inc. was formed in 1983 to purchase substantially all of the assets of Imperial Plastics.  In 1988, Berry Plastics, Inc. acquired Gilbert Plastics of New Brunswick, New Jersey, a leading manufacturer of aerosol overcaps, and subsequently relocated Gilbert Plastics’ production to Berry Plastics, Inc.’s Evansville, Indiana facility.  In 1990, Berry Plastics Corporation and BPC Holding Corporation were formed to purchase the assets of Berry Plastics, Inc.

We have continued to grow both organically and through acquisition by acquiring companies that we believed would improve our financial performance in the long-term, expand our product lines, or in some cases, provide us with a new or complementary product line.  In 1992, we acquired the assets of the Mammoth Containers division of Genpak Corporation. In 1995, we acquired substantially all of the assets of Sterling Products, Inc., a producer of injection-molded plastic drink cups and lids, and Tri-Plas, Inc., a manufacturer of injection-molded containers.  In 1997, we acquired (1) certain assets of Container Industries, Inc., a manufacturer and marketer of injection-molded industrial and pry-off containers, (2) PackerWare Corporation (“PackerWare”), a manufacturer and marketer of plastic containers, drink cups, housewares, and lawn and garden products, (3) substantially all of the assets of Virginia Design Packaging Corp., a manufacturer and marketer of injection-molded containers used primarily for food packaging, and (4) Venture Packaging, Inc., a manufacturer and marketer of injection-molded containers used in the food, dairy and various other markets.  In 1998, we acquired substantially all of the assets of the Knight Engineering and Plastics Division of Courtaulds Packaging Inc., a manufacturer of aerosol overcaps.  In 1999, we acquired all of the outstanding capital stock of CPI Holding Corporation, the parent company of Cardinal Packaging, Inc., a manufacturer and marketer of open-top containers.  In 2000, we acquired all of the outstanding capital stock of (1) Poly-Seal Corporation, a manufacturer and marketer of closures and (2) Capsol S.p.a. (now known as Capsol Berry Plastics S.p.a.), a manufacturer and marketer of aerosol overcaps and closures.  In 2001, we acquired all of the outstanding capital stock of Pescor Plastics, Inc., a manufacturer and marketer of drink cups, and in 2002, we acquired the injection molding assets from Mount Vernon Plastics Corporation.  In 2003, we acquired (1) the 400 series continuous threaded injection molded closure assets from CCL Plastic Packaging, (2) the injection molded overcap lid assets from APM Inc., and (3) all of the outstanding capital stock of Landis Plastics, Inc. (the “Landis Acquisition”), a manufacturer and marketer of open-top containers.  In 2005, (1) a subsidiary of Berry, Berry Plastics de México, S. de R.L. de C.V., acquired all of the injection molding closure assets from Euromex Plastics, S.A. de C.V. (“Euromex), and (2) we acquired Kerr Group, Inc. (“Kerr”), a manufacturer and marketer of closures, bottles, vials, and tubes (the “Kerr Acquisition”).

Recent Acquisition

On April 11, 2007, we completed the acquisition of 100% of the outstanding common stock of Rollpak Acquisition Corporation, which is the sole stockholder of Rollpak Corporation.  Rollpak Corporation is a flexible film manufacturer located in Goshen, Indiana.  The purchase price was funded utilizing cash on hand.

Product Overview

We organize our business into four operating divisions: rigid open top, rigid closed top, flexible films, and tapes and coatings.  Additional financial information about our business segments is provided in “Management's Discussion and Analysis of Financial Condition and Results of Operations” and the “Notes to Consolidated Financial Statements,” which are included elsewhere in this Form 10-K.

Rigid Open Top

Our rigid open top division is comprised of three product categories: containers, foodservice items (drink cups, institutional catering, and cutlery) and housewares.  The largest end-uses for our containers are food products, building products, chemicals and dairy products.  We believe that we offer one of the broadest product lines among U.S.-based injection-molded plastic container and drink cup manufacturers and are a leader in thermoformed container and drink cup offerings, which provide a superior combination of value and quality relative to competing processes.  Many of our open top products are manufactured from proprietary molds that we develop and own, which results in significant switching costs to our customers.  In addition to a complete product line, we have sophisticated printing capabilities and in-house graphic arts and tooling departments, which allow us to integrate ourselves into, and add material value to, our customers’ packaging design process.  Our product engineers work directly with customers to design and commercialize new drink cups and containers.  In order to identify new markets and applications for existing products and opportunities to create new products, we rely extensively on our national sales force.  Once these opportunities are identified, our sales force works with our product design engineers and artists to satisfy customers’ needs.  Our low-cost manufacturing capability with plants strategically located throughout the United States and a dedication to high-quality products and customer service have allowed us to further develop and maintain strong relationships with our attractive base of customers.  We have a diverse customer base for our open top products, and no single open top customer exceeded 6% of our total net sales in fiscal 2007.  Our primary competitors include Airlite, Huhtamaki, Letica, Polytainers, WinCup and Solo.  These competitors individually only compete on certain of our open top products, whereas we offer the entire selection of open top products described below.

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

Foodservice. We believe that we are the largest provider of large size thermoformed polypropylene (“PP”) and injection-molded plastic drink cups in the United States.  We are the leading producer of 32 ounce or larger thermoformed PP drink cups and offer a product line with sizes ranging from 12 to 44 ounces.  Our thermoform process uses PP instead of more expensive polystyrene in producing deep draw drink cups to generate a cup of superior quality with a material competitive cost advantage versus thermoformed polystyrene drink cups.  Additionally, we produce injection-molded plastic cups that range in size from 12 to 64 ounces.  Primary markets for our plastic drink cups are quick service and family dining restaurants, convenience stores, stadiums and retail stores.  Many of our cups are decorated, often as promotional items, and we believe we have a reputation in the industry for innovative, state-of-the-art graphics.  Selected drink cup customers and end users include Hardee’s, McDonald’s, Quik Trip, Subway and Yum! Brands.

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

Rigid Closed Top

Our rigid closed top division is comprised of three product categories; closures and overcaps, prescription vials and bottles, and tubes.  We believe that this line of products gives us a competitive advantage in being able to provide a complete plastic package to our customers.  We have a number of leading positions in which we have been able to leverage this capability such as prescription vial packages and Tab II® pharmaceutical packages.  Our innovative design center and product development engineers regularly work with our customers to develop differentiated packages that offer unique shelf presence, functionality, and cost competitiveness.  Combine our package design and engineering with our world class manufacturing facilities, and we are uniquely positioned to take projects from concept to end product.  We utilize the latest in manufacturing technology, offering several different manufacturing processes, including various forms of injection, extrusion, compression, and blow molding, as well as decoration and lining services.  This allows us to match the optimal manufacturing platform with each customer’s desired package design and volume.  Our state of the art mold designs, and our quality system, which includes the latest in vision systems and process control, allow us to meet the increasingly high standards of our customers.  We have a diverse customer base for our rigid closed top products, with no single customer exceeding 2% of our total net sales in fiscal 2007.  Our primary competitors include Alcoa, Cebal, Graham Packaging, Rexam/Owens-Illinois, Phoenix, Seaquist and Silgan.  With few exceptions, these competitors compete on certain of our products and market segments.  We believe that we are the only industry participant that offers the entire product line of our rigid closed top products described below.  We have a strong reputation for quality and service, and have received numerous “Supplier Quality Achievement Awards” from customers, as well as “Distribution Industry Awards” from market associations.

Closures and Overcaps.  We are a leading producer of closures and overcaps in many of our product lines, including continuous thread and child resistant closures, as well as aerosol overcaps.  Our dispensing closure product line has been growing very rapidly, as more markets migrate towards functional closures.  We currently sell our closures into numerous end markets, including pharmaceutical, vitamin and nutritional, healthcare, food and beverage and personal care.  In addition to traditional closures, we are a provider of a wide selection of custom closure solutions including fitments and plugs for medical applications, cups and spouts for liquid laundry detergent, and dropper bulb assemblies for medical and personal care applications.  Further, we believe that we are the leading domestic producer of injection-molded aerosol overcaps.  Our aerosol overcaps are used in a wide variety of consumer goods including spray paints, household and personal care products, insecticides and numerous other commercial and consumer products.  We believe our technical capabilities, expertise and low cost position have allowed us to become the leading provider of closures and overcaps to a diverse set of leading companies in the markets we serve.  Our manufacturing advantage is driven by our position on the forefront of various processes including the latest in single and bi-injection technology, molding of thermoplastic and thermoset resins, compression molding of thermoplastic resins, accurate reproduction of colors and proprietary packing technology that minimizes freight cost and warehouse space.  Many of our overcaps and closures are manufactured from proprietary molds, which we develop and own.  This results in significant switching costs to our customers.  In addition, we utilize state of the art lining, assembly, and decorating equipment in secondary operations.  Our closures and aerosol overcaps customers include McCormick, Bayer, Diageo, Pepsico, Wyeth, Kraft, Sherwin-Williams and S.C. Johnson.

Prescription Vials and Bottles. Our prescription vial and bottle businesses target similar markets as our closure business.  We believe we are the leading supplier of spice containers in the United States and have a leadership position in various vitamin and nutritional markets, as well as selling bottles into prescription and pharmaceutical applications.  Additionally, we are a leading supplier in the prescription vial market, supplying a complete line of amber plastic vials with both one-piece and two-piece child-resistant closures.  We offer a variety of personal care packages, and see the personal care market as a strong opportunity to grow our business.  While offering a set of stock bottles in the vitamin and nutritional markets, our design capabilities, along with internal engineering strength give us the ability to compete on customized designs to provide differentiation from traditional packages.  We expect our bottle segment to experience continued growth in the healthcare product line, as the patented child resistant and senior friendly Tab II® product offering gains popularity.  Our strong product offerings in continuous threaded, child-resistant, and tamper-evident closures, make “one-stop” shopping available to many key customers.  We offer our customers decorated bottles with hot stamping, silk screening and labeling.  We sell these products to personal care, pharmaceutical, food and consumer product customers, including McCormick, Nature’s Bounty, Leiner, Target Stores, John Paul Mitchell and Novartis.

Tubes.  We believe that we are one of the largest suppliers of extruded plastic squeeze tubes in the United States.  We offer a complete line of tubes from 1/2” to 2 3/16” in diameter.  In fiscal 2007, we also introduced laminate tubes.  Our focus has been to ensure that we are able to meet the increasing trend towards large diameter tubes with high-end decoration.  We have recently introduced proprietary designs in this market that have already won prestigious package awards, and are viewed as very innovative both in appearance, functionality, and from a sustainability standpoint.  The majority of our tubes are sold in the personal care market, focusing on products like facial/cold creams, shampoos, conditioners, bath/shower gels, lotions, sun care, hair gels and anti-aging creams.  We also sell our tubes into the pharmaceutical and household chemical markets.  We believe that our ability to provide creative package designs, with state of the art decorating, combined with a complementary line of closures, makes us a preferred supplier for many customers in our target markets including Kao Brands, L’Oreal, Avon, and Procter & Gamble.

Flexible Films

Our flexible films division manufactures and sells primarily polyethylene-based film products. Our principal products include trash bags, drop cloths, agricultural film, stretch film, shrink film and custom packaging film. We are one of the largest producers of plastic trash bags, stretch film and plastic sheeting in the United States. Our Ruffies trash bags are a leading value brand of retail trash bags in the United States. Plastics products are used principally in the agricultural, horticultural, institutional, foodservice and retail markets.  We manufacture and sell a diversified portfolio of polyethylene-based film products, including trash bags, sheeting, can liners, stretch wrap and custom films, under brand names or private labels.  We have a diverse customer base, with no single customer accounting for more than 6% of our total net sales in fiscal 2007.  The flexible film division includes the following product groups:

Do-It-Yourself—We sell branded and private label plastic sheeting for construction, consumer, and agricultural end users.  These products are sold under leading brands such as Film-Gard® and Tufflite®.  Our products also include drop cloths, painters’ plastics, greenhouse films, irrigation tubing, Ruffies®, Ruffies Pro® and private label trash bags.  Our do-it-yourself products are sold primarily through wholesale outlets, hardware stores and home centers, paint stores and mass merchandisers, as well as agricultural distributors.

Institutional—We sell trash-can liners, food bags and meal kits for “away from home” locations such as offices, restaurants, schools, hospitals, hotels, municipalities and manufacturing facilities.  We also sell products under the Big City®, Hospi-Tuff®, Plas-Tuff®, Rhino-X® and Steel-Flex® brands.

Custom Films—We manufacture a diverse group of niche custom films, including shrink-bundling film, used to wrap and consolidate sets of products, and barrier films for food, beverage and industrial packaging.  These products are sold directly to converters and end users, as well as through distributors.

Stretch Films—We produce both hand and machine-wrap stretch films, which are used by end users to wrap products and packages for storage and shipping.  We sell stretch film products to distributors and retail and industrial end users under the MaxTech® and PalleTech® brands.

Retail—We primarily sell branded and private label retail trash bags.  Our Ruffies® brand of trash bags is a leading value brand in the United States.  Private label products are manufactured to the specifications of retailers and carry their customers’ brands.  Retail products are sold to mass merchandisers, grocery stores, and drug stores.

Tapes and Coatings

Our tapes and coatings division manufactures and sells tape, adhesive and corrosion protective products to a diverse base of customers around the world.  We offer a broad product portfolio of key product groups to a wide range of global end markets that include corrosion protection, HVAC, building and construction, industrial, retail, automotive medical and aerospace.  Our principal products include heat shrinkable and polyethylene-based tape coatings, PE coated cloth tapes, splicing/laminating tapes, flame-retardant tapes, vinyl-coated tapes, and a variety of other specialty tapes, including carton sealing, masking, mounting and OEM medical tapes.  We specialize in manufacturing laminated and coated products for a diverse range of applications, including flexible packaging, products for the housing construction and woven polypropylene flexible intermediate bulk containers (“FIBC”).  We use a wide range of substrates and basic weights of paper, film, foil and woven and non-woven fabrics to service the residential building, industrial, food packaging, healthcare and military markets.  For fiscal 2007, no single customer accounted for more than 4% of our total net sales.

Tapes. We produce and sell a diverse portfolio of specialty adhesive products and provide products to end users in the industrial, oil, gas and water supply, HVAC, building and construction, retail, automotive, and medical markets.  We sell our products to over 4,700 customers, including retailers, distributors and end users.  We manufacture our products primarily under eight brands, including Nashua® and Polyken® and include the following product groups:

Tape Products—We are the leading North American manufacturer of cloth and foil tape products.  Other tape products include high-quality, high performance liners of splicing and laminating tapes, flame-retardant tapes, vinyl-coated and carton sealing tapes, electrical, double-faced cloth, masking, mounting, OEM medical and other specialty tapes.  These products are sold under the National™, Nashua®, and Polyken® brands in the United States.  Tape products are sold primarily through distributors and directly to end users and are used predominantly in industrial, HVAC, automotive, construction and retail market applications.  In addition to serving our core tape end markets, we are also a leading producer of tapes in the niche aerospace, construction and medical end markets.  We believe that our success in serving these additional markets is principally due to a combination of technical and manufacturing expertise leveraged in favor of customized applications.

Corrosion Protection Products—- We are the leading global producer of adhesive products to infrastructure, rehabilitation and new pipeline projects throughout the world.  Our products deliver superior performance across all climates and terrains for the purpose of sealing, coupling, rehabilitation and corrosion protection of pipelines.  Products include heat-shrinkable coatings, single- and multi-layer sleeves, pipeline coating tapes, anode systems for cathodic protection and epoxy coatings.  Our products are sold under a number of brands, including Polyken®, Powercrete®, Raychem® and Raychem Anodeflex®.  These products are used in oil, gas and water supply and construction applications.  Our customers primarily include contractors managing discrete construction projects around the world as well as distributors and applicators.

Specialty Adhesives—Our Specialty Adhesives manufacturing and design capabilities support many applications in virtually every industry.  We produce single and double coated transfer tapes for bonding applications for the medical, aerospace, specialty industrial and automotive assembly end markets.  Our products are primarily sold under its Patco™ and STG™ brand names and the vast majority of them are sold directly to end-use customers with whom we work to develop products for application-specific uses.

Coatings. We manufacture and sell a diversified portfolio of coated and laminated products, including flexible packaging, multi-wall bags, fiber-drum packaging, housewrap, and polypropylene-based storage containers.  These products are sold for use in packaging, construction, and material handling applications.  We sell our coated products under a number of brands, including Barricade® and R-Wrap®.  In addition, a number of our construction-related products are also sold under private labels.  Our customers include converters, distributors, contractors and manufacturers.  We provide products to a diverse group of end users in the food, consumer, building and construction, medical, chemical, agriculture, mining and military markets under the following product lines:

Flexible Packaging– We manufacture specialty coated and laminated products for a wide variety of packaging applications.  The key end-markets and applications for our products include food, consumer, healthcare, industrial and military pouches, roll wrap, multi-wall bags and fiber drum packaging.  Our products are sold under the MarvelGuard™ and MarvelSeal™ brands and are predominately sold to converters who transform them into finished goods.

Building Products – We produce exterior linerboard and foil laminated sheathing, housewrap and exterior window and door flashings for the building and construction end-markets.  Our products are sold under a number of market leading brands, including Barricade®, Contour™, Energy-Wrap®, Opti-Flash®, R-Wrap®, Thermo-Ply®, and WeatherTrek®. These products are sold to wholesale distributors, lumberyards and directly to building contractors.

FIBC – We manufacture customized polypropylene-based, woven and sewn containers for the transportation and storage of raw materials such as seeds, titanium dioxide, clay and resin pellets.

Marketing and Sales

We reach our large and diversified base of over 13,000 customers through our direct field sales force of dedicated professionals and the strategic use of distributors.  Our field sales, production and support staff meet with customers to understand their needs and improve our product offerings and services.  Our scale enables us to dedicate certain sales and marketing efforts to particular products, customers or geographic regions, when applicable, which enables us to develop expertise that is valued by our customers.  In addition, because we serve common customers across segments, we have the ability to efficiently utilize our sales and marketing resources to minimize costs.  Highly skilled customer service representatives are strategically located throughout our facilities to support the national field sales force.  In addition, telemarketing representatives, marketing managers and sales/marketing executives oversee the marketing and sales efforts.  Manufacturing and engineering personnel work closely with field sales personnel and customer service representatives to satisfy customers’ needs through the production of high-quality, value-added products and on-time deliveries.

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

We believe that we have differentiated ourselves from competitors by building a reputation for high-quality products, customer service, and innovation.  Our sales team monitors customer service in an effort to ensure that we remain the primary supplier for our key accounts.  This strategy requires us to develop and maintain strong relationships with our customers, including end users as well as distributors and converters.  We have a technical sales team with significant knowledge of our products and processes, particularly in specialized products.  This knowledge enables our sales and marketing team to work closely with our research and development organization and our customers to co-develop products and formulations to meet specific performance requirements.  This partnership approach enables us to further expand our relationships with our existing customer base, develop relationships with new customers and increase sales of new products.

We market our products both under their brand names, as well as under our customers’ private labels.  We produce the leading value brand of retail trash bags (Ruffies®), and we also produce the Film-Gard® brand of plastic sheeting.  We are also a leading U.S. manufacturer of cloth tape, through the Nashua® and Polyken® brands.  We sell coated products under a number of leading brands including Barricade® and R-Wrap®.

Manufacturing

We manufacture our rigid open top and rigid closed top products utilizing several primary molding methods including: injection, thermoforming, compression, tube extrusion and blow molding.  These processes begin with raw plastic pellets, which are then converted into finished products.  In the injection process, the raw pellets are melted to a liquid state and injected into a multi-cavity steel mold where the resin is allowed to solidify to take the final shape of the part.  In the thermoform process, the raw resin is softened to the point where sheets of material are drawn into multi-cavity molds and formed over the molds to form the desired shape.  Compression molding is a high-speed process that begins with a continuously extruded plastic melt stream that is cut while remaining at molding temperature and carried to the mold cavity.  Independent mold cavities close around the molten plastic, compressing it to form the part, which is cooled and ejected. In the tube extrusion process, we extrude resin that is solidified in the shape of a tube and then cut to length.  The tube then has the head added by using another extruder that extrudes molten resin into a steel die where the cut tube is inserted into the steel die.  In blow molding we use three blow molding systems: injection, extrusion, and stretch blow.  Injection blow molding involves injecting molten resin into a multiple cavity steel die and allowing it to solidify into a preform.  The parts are then indexed to a blow station where high-pressure air is used to form the preform into the bottle.  In extrusion blow molding, we extrude molten plastic into a long tube and then aluminum dies clamp around the tube and high-pressure air is used to form the bottle.  In stretch blow molding, we inject molten plastic into a multi-cavity steel mold where the parts are allowed to cool in the mold until they are solidified.  The parts are then brought to a stretch blow molding machine where they are reheated and then placed in aluminum dies where high pressure air is used to form the bottle.

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

We continuously test raw material and finished-good shipments to ensure that both our inputs and outputs meet our quality specifications.  Additionally, we perform regular audits of our products and processes throughout fabrication.  Given the highly competitive industry in which we compete, product quality is important to maintaining our market positions.  Our national manufacturing capabilities and broad distribution network allow us to provide a high level of service to our customers in nearly every major population center in North America. Our customer base includes many national retailers, manufacturers, and distributors which rely on us to distribute to locations throughout North America.  Our broad distribution network enables us to work in conjunction with our customers to minimize their lead times and inventory levels.  Each plant has maintenance capabilities to support manufacturing operations.  We have historically made, and intend to continue to make, significant capital investments in plant and equipment because of our objectives to improve productivity, maintain competitive advantages and foster continued growth.  Capital expenditures for 2007 were $99.3 million which includes a significant amount of expenditures for capacity additions and other growth opportunities across our business as well as expenditures related to cost-saving opportunities and our estimated annual level of maintenance capital expenditures of approximately $37.3 million.

Research, Product Development and Design

We believe our technology base and research and development support are among the best in the plastics packaging industry.  Using three-dimensional computer aided design technology, our full time product designers develop innovative product designs and models for the packaging market.  We can simulate the molding environment by running unit-cavity prototype molds in small injection-molding, thermoform, compression and blow molding machines for research and development of new products.  Production molds are then designed and outsourced for production by various companies with which we have extensive experience and established relationships or built by one of our two in-house tooling divisions located in Evansville and Chicago.  Our engineers oversee the mold-building process from start to finish.  We currently have a collection of over 1,700 proprietary molds.  Many of our customers work in partnership with our technical representatives to develop new, more competitive products.  We have enhanced our relationships with these customers by providing the technical service needed to develop products combined with our internal graphic arts support.  We also utilize our in-house graphic design department to develop color and styles for new rigid products.  Our design professionals work directly with our customers to develop new styles and use computer-generated graphics to enable our customers to visualize the finished product.

Additionally, at our technical centers in Lancaster, Pennsylvania, Lexington, Massachusetts, and Homer, Louisiana, we prototype new ideas, conduct research and development of new products and processes, and qualify production systems that go directly to our facilities and into production.  We also have a complete product testing and quality laboratory at our Lancaster, Pennsylvania, technical center.  Our research and development team also maintains pilot plants in our technical centers in Lexington, Massachusetts and Homer, Louisiana, where we are able to experiment with new compositions and processes with a focus on minimizing waste and improving productivity.  With this combination of manufacturing simulation and quality systems support we are able to improve time to market and reduce cost.  We spent $11.2 million on research and development in fiscal 2007.

Quality Assurance

 Total Quality Management philosophies, including the use of statistical process control and extensive involvement of employee teams are used to increase productivity and reduce cost.  We use the guidelines of ISO 9001/2000 to build a strong foundation that encourages employee involvement and team work.  Teamwork is the approach to problem-solving, increases continuous improvement and total employee participation.  Training is provided in Six Sigma and developing teamwork at all levels.

Teams utilize the Six Sigma methodology to improve internal processes and provide a systematic approach to problem solving resulting in improved customer service.  The drive for team work and continuous improvement is an ongoing quality focus.  All of our facilities are ISO9001/2000 certified or have ISO Certification as a key goal to be accomplished.

Certification requires a demonstrated compliance by a company with a set of shipping, trading and technology standards promulgated by the International Organization for Standardization (“ISO”).  ISO 9001/2000 is the discipline that encourages continuous improvement throughout the organization.  Extensive testing of parts for size, color, strength and material quality using statistical process control techniques and sophisticated technology is also an ongoing part of our quality assurance activities.

Systems

We have launched a project to migrate multiple legacy management information and accounting systems to a single, company wide, management information and accounting system.  The migration began in the third quarter of 2007 and is scheduled to be completed in the first quarter of 2009.  Once fully implemented, this change to a shared services business model (for certain processes) along with a single, company wide, management information and accounting system is intended to further enhance our internal control over financial reporting and our operating efficiencies.

Sources and Availability of Raw Materials

The most important raw material purchased by us is plastic resin.  We purchased approximately $977.7 million of resin in fiscal 2007 with approximately 68% of our resin pounds being polyethylene (“PE”), 29% polypropylene (“PP”), and 3% other.  Our plastic resin purchasing strategy is to deal with only high-quality, dependable suppliers, such as Basell, Chevron, Dow, ExxonMobil, Flint Hills Resources, LP, Lyondell, Nova, Sunoco, Equistar, Westlake and Total.  We believe that we have maintained strong relationships with these key suppliers and expect that such relationships will continue into the foreseeable future.  The resin market is a global market and, based on our experience, we believe that adequate quantities of plastic resins will be available at market prices, but we can give you no assurances as to such availability or the prices thereof.

We also purchase various other materials, including natural and butyl rubber, tackifying resins, chemicals and adhesives, paper and packaging materials, polyester staple, raw cotton, linerboard and kraft, woven and non-woven cloth and foil.  These materials are generally available from a number of suppliers.

Employees

At the end of fiscal 2007, we had approximately 12,700 employees.  We are party to the following collective bargaining agreements with the:

•	United Steelworkers of America (290 employees in Baltimore, MD), which expires in April 2009
•	United Steelworkers of America (28 employees in Vancouver, WA), which expires in January 2008
•	Unite Here Local 150 (127 employees in Bloomington, MN), which expires in March 2008
•	United Association of Workers of America (77 employees in Elizabeth, NJ), which expires in May 2008
•	United Automobile, Aerospace, and Agricultural Implement Workers of America, Local 882 (69 employees in Columbus, GA) which expires in October 2009 and
•	United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Ally Industrial and Service Workers International Union, Local 1008 (102 employees in Constantine, MI) which expires in December 2009

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

We have a significant amount of indebtedness.  On September 29, 2007, we had a total indebtedness of $2,710.7 million and we would have been able to borrow a further $320.7 million under the revolving portion of our senior secured credit facilities.  We are permitted by the terms of our debt instruments to incur substantial additional indebtedness, subject to the restrictions therein.  Our inability to generate sufficient cash flow to satisfy our debt obligations, or to refinance our obligations on commercially reasonable terms, would have a material adverse effect on our business, financial condition and results of operations.

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

To produce our products, we use large quantities of plastic resins, which accounted for 38% of our cost of goods sold in fiscal 2007.  Plastic resins are subject to price fluctuations, including those arising from supply shortages and changes in the prices of natural gas, crude oil and other petrochemical intermediates from which resins are produced.  Over the past several years, we have at times experienced rapidly increasing resin prices.  If rapid increases in resin prices continue, our revenue and profitability may be materially and adversely affected, both in the short-term as we attempt to pass through changes in the price of resin to customers under current agreements and in the long-term as we negotiate new agreements or if our customers seek product substitution.

We source plastic resin primarily from major industry suppliers such as Basell, Chevron, Dow, ExxonMobil, Flint Hills Resources, LP, Lyondell, Nova, Sunoco, Equistar, Westlake and Total.  We have long-standing relationships with certain of these suppliers but have not entered into a firm supply contract with any of them.  We may not be able to arrange for other sources of resin in the event of an industry-wide general shortage of resins used by us, or a shortage or discontinuation of certain types of grades of resin purchased from one or more of our suppliers.  Any such shortage may materially negatively impact our competitive position versus companies that are able to better or more cheaply source resin.

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

At the end of fiscal 2007, the net value of our goodwill and other intangibles was $2,242.1 million. In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.  Under this accounting standard, we are no longer required or permitted to amortize goodwill reflected on our balance sheet.  We are, however, required to evaluate goodwill reflected on our balance sheet when circumstances indicate a potential impairment, or at least annually, under the impairment testing guidelines outlined in the standard.  Future changes in the cost of capital, expected cash flows, or other factors may cause our goodwill to be impaired, resulting in a non-cash charge against results of operations to write-off goodwill for the amount of impairment.  If a significant write-off is required, the charge would have a material adverse effect on our reported results of operations and net worth in the period of any such write-off.

We are controlled by funds affiliated with Apollo Management and its interests as an equity holder may conflict with yours.

A majority of the common stock of our parent company, Berry Group, on a fully-diluted basis, is held by funds affiliated with Apollo Management.  Funds affiliated with Apollo Management control Berry Group and therefore us as a wholly owned subsidiary of Berry Group.  As a result, Apollo has the power to elect a majority of the members of our board of directors, appoint new management and approve any action requiring the approval of the holders of Berry Group’s stock, including approving acquisitions or sales of all or substantially all of our assets.  The directors elected by Apollo have the ability to control decisions affecting our capital structure, including the issuance of additional capital stock, the implementation of stock repurchase programs and the declaration of dividends.  Apollo’s interests may not in all cases be aligned with your interests.  For example, if we encounter financial difficulties or are unable to pay our debts as they mature, Apollo’s interests, as equity holders, might conflict with your interests.  Affiliates of Apollo may also have an interest in pursuing acquisitions, divestitures, financings and other transactions that, in their judgment, could enhance their equity investments, even though such transactions might involve risks to you.  Additionally, Apollo is in the business of investing in companies and may, from time to time, acquire and hold interests in businesses that compete directly or indirectly with us.  Furthermore, Apollo has no continuing obligation to provide us with debt or equity financing or to provide us with joint purchasing or similar opportunities with its other portfolio companies.  Apollo may also pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us.

Item 1B. UNRESOLVED STAFF COMMENTS

None

Item 2.  PROPERTIES

We believe that our property and equipment is well-maintained, in good operating condition and adequate for our present needs.  The following table sets forth our principal manufacturing facilities as of September 29, 2007:

Location	Square Footage	Use	Owned/Leased
Aarschot, Belgium	70,611	Manufacturing	Leased
Ahoskie, NC	150,000	Manufacturing	Owned
Albertville, AL	318,000	Manufacturing	Owned
Altacomulco, Mexico	116,250	Manufacturing	Owned
Anaheim, CA	248,000	Manufacturing	Leased
Aurora, IL	66,900	Manufacturing	Leased
Baltimore, MD	244,000	Manufacturing	Owned
Baroda, India	24,196	Manufacturing	Owned
Battleboro, NC	390,654	Manufacturing	Owned
Beaumont, TX	42,300	Manufacturing	Owned
Belleville, Canada	46,000	Manufacturing	Owned
Bowling Green, KY	168,000	Manufacturing	Leased
Bremen, GA	140,000	Manufacturing	Owned
Bristol, RI	23,000	Manufacturing	Owned
Charlotte, NC	150,000	Manufacturing	Owned
Charlotte, NC	53,095	Manufacturing	Leased
Chicago, IL	472,000	Manufacturing	Leased
Columbus, GA	70,000	Manufacturing	Owned
Constantine, MI	144,000	Manufacturing	Owned
Coon Rapids, MN	64,890	Manufacturing	Owned
Covington, GA	306,889	Manufacturing	Owned
Cranbury, NJ	204,000	Manufacturing	Leased
Doswell, VA	249,456	Manufacturing	Owned
Easthampton, MA	210,000	Manufacturing	Leased
Elizabeth, NJ	46,258	Manufacturing	Leased
Evansville, IN	552,000	Headquarters and manufacturing	Owned
Evansville, IN	223,000	Manufacturing	Leased
Franklin, KY	513,000	Manufacturing	Owned
Greenville, SC	70,000	Manufacturing	Owned
Goshen, IN	125,000	Manufacturing	Owned
Henderson, NV	175,000	Manufacturing	Owned
Homer, LA	186,000	Manufacturing	Owned
Houston, TX	18,000	Manufacturing	Owned
Iowa Falls, IA	100,000	Manufacturing	Owned
Jackson, TN	211,000	Manufacturing	Leased
Lakeville, MN	200,000	Manufacturing	Owned
Lawrence, KS	424,000	Manufacturing	Owned
Middlesex, NJ	29,020	Manufacturing	Owned
Milan, Italy	125,000	Manufacturing	Leased
Minneapolis, MN	200,645	Manufacturing	Owned
Monroe, LA	452,500	Manufacturing	Owned
Monroeville, OH	350,000	Manufacturing	Owned
Phoenix, AZ	266,000	Manufacturing	Leased
Pryor, OK	198,000	Manufacturing	Owned
Richmond, IN	160,000	Manufacturing	Owned
San Luis Potosi, Mexico	114,000	Manufacturing	Leased
Sarasota, FL	74,000	Manufacturing	Owned
Sioux Falls, SD	230,000	Manufacturing	Owned
Streetsboro, OH	140,000	Manufacturing	Owned
Suffolk, VA	110,000	Manufacturing	Owned
Syracuse, NY	215,000	Manufacturing	Leased
Tijuana, Mexico	260,831	Manufacturing	Owned
Toluca, Mexico	172,000	Manufacturing	Leased
Vancouver, WA	23,000	Manufacturing	Leased
Victoria, TX	190,000	Manufacturing	Owned
Woodstock, IL	170,000	Manufacturing	Owned
	10,295,495

Item 3.  LEGAL PROCEEDINGS

We are party to various legal proceedings involving routine claims which are incidental to our business. Although our legal and financial liability with respect to such proceedings cannot be estimated with certainty, we believe that any ultimate liability would not be material to our financial condition.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

Item 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER
MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no established public trading market for any class of common stock of Berry Plastics Holding Corporation or Berry Plastics Group, Inc.   All of the issued and outstanding common stock of the Berry Plastics Holding Corporation is held by Berry Plastics Group, Inc.  With respect to the capital stock of Berry Group, as of December 10, 2007, there were approximately 366 holders of the common stock.  On June 7, 2007, Berry Group’s Board of Directors declared a special one-time dividend of $77 per common share to shareholders of record as of June 6, 2007.  The dividend was paid June 8, 2007.  In connection with this dividend, Berry Holding paid a dividend of approximately $87.0 million to Group.  See Item 12 of this Form 10-K entitled “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” and Footnote 10 to our consolidated financial statements regarding equity compensation plan information.

Item 6. SELECTED FINANCIAL DATA

The following table presents selected historical financial data for Berry Holding, Old Covalence, and Tyco Plastics & Adhesives (Predecessor) and should be read in conjunction with, and is qualified by reference to, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the respective financial statements and notes to the financial statements included elsewhere in this Form 10-K and the Form S-4 filed by Berry Holding on May 4, 2007.

The selected historical financial data of Tyco Plastics & Adhesives have been derived from the audited financial statements that were prepared in accordance with GAAP.  These financial statements have been prepared on a going-concern basis, as if certain assets of Tyco Plastics & Adhesives, which was acquired by Old Covalence on February 16, 2006, had existed as an entity separate from Tyco during the periods presented.  Tyco charged the predecessor operations a portion of its corporate support costs, including engineering, legal, treasury, planning, environmental, tax, auditing, information technology and other corporate services, based on usage, actual costs or other allocation methods considered reasonable by Tyco management.  Accordingly, expenses included in the financial statements may not be indicative of the level of expenses which might have been incurred had the predecessor been operating as a separate stand-alone company.

	Successor		Predecessor
($ in millions)	Year ended September 29, 2007	Period from February 17 to September 30, 2006	Period from October 1, 2005 to February 16, 2006	Year ended September 29, 2005	Year ended September 29, 2004	Year ended September 29, 2003

Statement of Operations Data:
Net revenue(1)	$3,055.0	$1,138.8	$666.9	$1,725.2	$1,658.8	$1,597.8
Cost of sales	2,583.4	1,022.9	579.0	1,477.4	1,366.2	1,344.1
Gross profit	471.6	115.9	87.9	247.8	292.6	253.7
Charges and allocations from Tyco and affiliates	—	—	10.4	56.4	65.0	95.3
Selling, general and administrative expenses	321.5	107.6	50.0	124.6	130.2	108.3
Restructuring and impairment charges (credits), net	39.1	0.6	0.6	3.3	57.9	(0.8)
Other operating expenses	43.6	—	—	—	—	—
Operating income	67.4	7.7	26.9	63.5	39.5	50.9
Other expense	37.3	12.3	—	—	—	—
Interest expense, net	237.6	46.5	2.1	4.5	6.3	6.5
Interest expense (income), net—Tyco and affiliates	—	—	5.5	11.2	(1.7)	3.6
Income (loss) before income taxes	(207.5)	(51.1)	19.3	47.8	34.9	40.8
Income tax expense (benefit)	(88.6)	(18.1)	1.6	3.8	2.4	2.9
Minority interest	(2.7)	(1.8)	—	—	0.2	0.2
Cumulative effect of accounting change	—	—	—	—	—	17.8
Net income (loss)	$(116.2)	$(31.2)	$17.7	$44.0	$32.3	$19.9

Balance Sheet Data (at period end):
Cash and cash equivalents	$14.6	$83.1	$4.9	$2.7	$3.7	$7.9
Property, plant and equipment, net	785.0	816.6	275.6	283.1	291.1	342.8
Total assets	3,869.4	3,821.4	1,279.5	1,206.7	1,215.0	1,283.3
Total long-term obligations (at end of period)	2,693.3	2,612.3	—	—	79.5	136.5
Shareholders’ equity	450.0	409.6	877.7	855.1	822.8	877.0
Cash Flow and other Financial Data:
Net cash provided by (used in) operating activities	$137.3	$96.7	$(119.2)	$117.3	$89.2	$123.8
Net cash used in investing activities	(164.3)	(3,252.0)	(9.1)	(29.2)	(15.5)	(13.2)
Net cash provided by (used in) financing activities	(40.4)	3,212.5	130.6	(89.2)	(77.7)	(106.8)
Capital expenditures	99.3	34.8	12.2	32.1	16.5	14.6

(1)
Net revenue includes related party revenue of $11.6 million for the period from October 1, 2005 to February 16, 2006 and $23.4 million, 26.0 million and $25.8 million for the years ended September 30, 2005, 2004 and 2003, respectively. Additionally, revenue is presented net of certain rebates paid to customers.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Formation of Berry Holding

On April 3, 2007, Berry Plastics Group, Inc. (“Old Berry Group”) completed a stock-for-stock merger (the “Merger”) with Covalence Specialty Materials Holding Corp. (“Old Covalence Holding”). The resulting company retained the name Berry Plastics Group, Inc. (“Berry Group”).  Immediately following the Merger, Berry Plastics Holding Corporation (“Old Berry Holding”) and Covalence Specialty Materials Corp. (“Old Covalence”) were combined as a direct subsidiary of Berry Group.  The resulting company retained the name Berry Plastics Holding Corporation (“Berry Holding”).  Unless the context requires otherwise, references in this Management's Discussion and Analysis of Financial Condition and Results of Operations to “we”, “us”, the “Company”, “Berry”, and “Berry Plastics” refer to Berry Group and its consolidated subsidiaries, including Berry Holding, after giving effect to the transactions described in this paragraph.  The combination was accounted for as a merger of entities under common control.  We believe the combination of these entities will provide us with significant opportunities for growth through increasing operational efficiencies, reducing fixed costs, optimizing manufacturing assets and improving the efficiency of capital spending.

Apollo V Acquisition of Old Covalence Holding

On February 16, 2006, Old Covalence Holding was formed through the acquisition of substantially all of the assets and liabilities of Tyco Plastics & Adhesives (“TP&A”) under a Stock and Asset Purchase Agreement dated December 20, 2005 among an affiliate of Apollo Management V, L.P (“Apollo V”), Tyco International Group S.A. and Tyco Group S.a.r.l.

Apollo VI Acquisition of Old Berry Group

On September 20, 2006, BPC Acquisition Corp. merged with and into BPC Holding Corporation pursuant to an agreement and plan of merger (the “Apollo Berry Merger”), dated June 28, 2006, with BPC Holding Corporation continuing as the surviving corporation.  Following the consummation of the Apollo Berry Merger, BPC Holding Corporation changed its name to Berry Plastics Holding Corporation.  Pursuant to the Apollo Berry Merger, Old Berry Holding was a wholly-owned subsidiary of Old Berry Group, the principal stockholders of which were Apollo Investment Fund VI, L.P., AP Berry Holdings, LLC, an affiliate of Graham Berry Holdings, L.P., and management.  Apollo Investment Fund VI, L.P. (“Apollo VI”) and AP Berry Holdings, LLC are affiliates of Apollo Management, L.P. (“Apollo Management”), which is a private investment firm.  Graham Berry Holdings, L.P. is an affiliate of Graham Partners, Inc. (“Graham”), a private equity firm.

Overview

You should read the following discussion in conjunction with the consolidated financial statements of Berry Holding and its subsidiaries and the accompanying notes thereto, which information is included elsewhere herein.  This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” section.  Our actual results may differ materially from those contained in any forward-looking statements.

We believe we are one of the world’s leading manufacturer and marketers of plastic packaging products.  We are a major producer of a wide range of products, including rigid open top and rigid closed top packaging, polyethylene-based plastic films, industrial tapes, medical specialties, packaging, heat-shrinkable coatings and specialty laminates.  We manufacture a broad range of innovative, high quality packaging solutions using our collection of over 1,700 proprietary molds and an extensive set of internally developed processes and technologies. Our principal products include containers, drink cups, bottles, closures and overcaps, tubes, prescription vials, trash bags, stretch films, plastic sheeting and tapes which we sell into a diverse selection of attractive and stable end markets, including food and beverage, healthcare, personal care, quick service and family dining restaurants, custom and retail, agricultural, horticultural, institutional, industrial, construction, aerospace and automotive.  We sell our packaging solutions to over 13,000 customers, ranging from large multinational corporations to small local businesses comprised of a favorable balance of leading national blue-chip customers as well as a collection of smaller local specialty businesses.  We believe that we are one of the largest global purchasers of polyethylene resin, our principal raw material, buying approximately 1.2 billion pounds annually.  We believe that our proprietary tools and technologies, low-cost manufacturing capabilities and significant operating and purchasing scale provide us with a competitive advantage in the marketplace. Our unique combination of leading market positions, proven management team, product and customer diversity and manufacturing and design innovation provides access to a variety of growth opportunities. Our top 10 customers represented approximately 24% of our fiscal 2007 net sales with no customer accounting for more than 6% of our fiscal 2007 net sales.  The average length of our relationship with these customers was 21 years. Additionally, we operate 55 strategically located manufacturing facilities and have extensive distribution capabilities.  At the end of fiscal 2007, we had approximately 12,700 employees.

Recent Developments

On December 19, 2007, Holding and certain of it subsidiaries entered into a sale lease back transaction pursuant to which Holding sold its manufacturing facilities located in Baltimore, Maryland; Evansville, Indiana; and Lawrence, Kansas for approximately $83 million resulting in net proceeds of $73.3 million after repayment of $7.9 million on capital lease obligations and transaction expenses.  Holding's lease of these facilities is for a term of 20 years, and initial annual rent expense is approximately $6.6 million annually.

On December 20, 2007, Holding acquired all of the outstanding shares of MAC Closures, Inc., a Canadian corporation, through its newly formed subsidiary BerryMac Acquisition Limited for approximately CN$72 million.  MAC Closures has manufacturing locations in Waterloo, Quebec and Oakville, Ontario. MAC Closures has approximately CN$41 million in annual revenue and 180 employees.  The acquisition was funded with proceeds from the sale lease back transaction mentioned above.

On December 21, 2007, Holding announced that it entered into a definitive agreement to acquire Captive Holdings, Inc., the parent company of Captive Plastics, Inc., a leading manufacturer of blow molded plastic bottles for approximately $500 million.  Captive Plastics, Inc. and Berry's rigid business have significant customer overlap, similar processes and similar products.  Subject to customary closing conditions, the parties expect to close the acquisition in the first quarter of 2008.

Acquisitions, Disposition and Facility Rationalizations

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

Rollpak Acquisition

On April 11, 2007, Berry Plastics completed its acquisition of 100% of the outstanding common stock of Rollpak Acquisition Corporation, which is the sole stockholder of Rollpak Corporation.  Rollpak Corporation is a flexible film manufacturer located in Goshen, Indiana.  The purchase price was funded utilizing cash on hand.

Sale of UK Operations

On April 10, 2007, the Company sold its wholly owned subsidiary, Berry Plastics UK Ltd., to Plasticum Group N.V. for approximately $10.0 million.  At the time of the sale, the annual net sales of this business were less than $9.0 million.

Plant Rationalizations

On February 6, 2007, Old Covalence announced a restructuring program in its Coatings division.  The planned actions relate to the exiting of two product lines, the closure of a manufacturing facility, the termination of certain employees and the relocation of certain operations.  The business that is in the process of being exited accounts for less than $25.0 million of annual net sales.  During fiscal 2007, the Company recorded charges of $6.2 million which was comprised of $3.4 million of asset impairments, $0.8 million of severance and $2.0 million of relocation and other restructuring charges.

On April 26, 2007, the Company announced its intention to shut down its manufacturing facility located in Oxnard, California.  The Company has stopped all production in the facility and is in the process of moving the equipment and inventory to other Berry locations.  The Company intends to complete this move by December 31, 2007.  The Company had previously established a reserve of $1.2 million for the shutdown of the Oxnard facility in connection with the Kerr Group acquisition.  This accrual included estimates for severance and lease termination costs.  The Company recorded an additional charge of $4.0 million for severance and lease termination costs in fiscal 2007.  In addition, the Company recorded other restructuring charges related to equipment and inventory relocation and other operating costs of the facility of $1.5 million in fiscal 2007.

In connection with the Merger on April 3, 2007, the Company announced that it would close the Old Covalence corporate headquarters in Bedminster, NJ and the Company’s coatings division headquarters in Shreveport, LA.  The reorganization was part of the integration plan to consolidate certain corporate functions at the Company’s headquarters in Evansville, Indiana and to consolidate the adhesives and coatings segment into one new segment called tapes and coatings.  In connection with these changes, the Company recorded severance charges in fiscal 2007 of $3.5 million and lease termination charges of $1.9 million.  The Company has substantially completed this reorganization as of September 29, 2007.

On July 10, 2007, we announced a restructuring of the operations within our flexible films division.  The restructuring will include the closing of four manufacturing locations: Yonkers, New York; Columbus, Georgia; City of Industry, California and Santa Fe Springs, California.  We intend to complete each of the closings prior to December 31, 2007.  The business at each facility being closed will be transferred to other Company facilities.  The affected business accounted for less than $100 million of annual net sales.  On September 27, 2007, we announced our plans to rationalize our Sparks, Nevada manufacturing location.  We intend to complete the closing prior to August 1, 2008.  The business will be transferred to other Company facilities.  The affected business accounted for approximately $10 million of annual net sales. The Company recorded an expense of $22.1 million in fiscal 2007 related to these restructuring activities.

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

Allowance for Doubtful Accounts.  We evaluate our allowance for doubtful accounts on a quarterly basis and review any significant customers with delinquent balances to determine future collectibility.  We base our determinations on legal issues (such as bankruptcy status), past history, current financial and credit agency reports, and the experience of our credit representatives.  We reserve accounts that we deem to be uncollectible in the quarter in which we make the determination. We maintain additional reserves based on our historical bad debt experience.  Additionally, our allowance for doubtful accounts includes a reserve for cash discounts that are offered to some of our customers for prompt payment.  We believe, based on past history and our credit policies, that our net accounts receivable are of good quality.  A ten percent increase or decrease in our bad debt experience would not have a material impact on the results of operations of the Company.  Our allowance for doubtful accounts was $11.3 million and $9.6 million as of September 29, 2007 and September 30, 2006, respectively.

Inventory Obsolescence.  We evaluate our reserve for inventory obsolescence on a quarterly basis and review inventory on-hand to determine future salability.  We base our determinations on the age of the inventory and the experience of our personnel.  We reserve inventory that we deem to be not salable in the quarter in which we make the determination.  We believe, based on past history and our policies and procedures, that our net inventory is salable.  A ten percent increase or decrease in our inventory obsolescence experience would not have a material impact on the results of operations of the Company.  Our reserve for inventory obsolescence was $14.9 million and $16.6 million as of September 29, 2007 and September 30, 2006, respectively.

Medical Insurance.  We offer our employees medical insurance that is primarily self-insured by us.  As a result, we accrue a liability for known claims as well as the estimated amount of expected claims incurred but not reported.  We evaluate our medical claims liability on a quarterly basis, obtain an independent actuarial analysis on an annual basis and perform payment lag analysis.  Based on our analysis, we believe that our recorded medical claims liability should be sufficient.  A ten percent increase or decrease in our medical claims experience would not have a material impact on the results of operations of the Company.  Our accrued liability for medical claims was $6.7 million and $9.1 million, including reserves for expected medical claims incurred but not reported, as of September 29, 2007 and September 30, 2006, respectively.

Workers’ Compensation Insurance.  The majority of our facilities are covered under a large deductible program for workers’ compensation insurance.  On a quarterly basis, we evaluate our liability based on third-party adjusters’ independent analyses by claim.  Based on our analysis, we believe that our recorded workers’ compensation liability should be sufficient.  A ten percent increase or decrease in our workers’ compensations claims experience would not have a material impact on the results of operations of the Company.  Our accrued liability for workers’ compensation claims was $6.7 million and $5.9 million as of September 29, 2007 and September 30, 2006, respectively.

Revenue Recognition.  Revenue from sales of products is recognized at the time product is shipped to the customer and title and risk of ownership transfer to the purchaser.

Impairments of Long-Lived Assets.  In accordance with the methodology described in Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we review long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable.  Impairment losses are recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts.  The impairment loss is measured by comparing the fair value of the asset to its carrying amount.  Based on our review, we recorded on impairment of $18.1 million in fiscal 2007.

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

Deferred Taxes and Effective Tax Rates.  We estimate the effective tax rates and associated liabilities or assets for each legal entity of ours in accordance with SFAS No. 109.  We use tax-planning to minimize or defer tax liabilities to future periods. In recording effective tax rates and related liabilities and assets, we rely upon estimates, which are based upon our interpretation of United States and local tax laws as they apply to our legal entities and our overall tax structure.  Audits by local tax jurisdictions, including the United States Government, could yield different interpretations from our own and cause the Company to owe more taxes than originally recorded.  For interim periods, we accrue our tax provision at the effective tax rate that we expect for the full year.  As the actual results from our various businesses vary from our estimates earlier in the year, we adjust the succeeding interim periods’ effective tax rates to reflect our best estimate for the year-to-date results and for the full year.  As part of the effective tax rate, if we determine that a deferred tax asset arising from temporary differences is not likely to be utilized, we will establish a valuation allowance against that asset to record it at its expected realizable value.  Our valuation allowance against deferred tax assets was $3.1 million and $11.5 million as of September 29, 2007 and September 30, 2006, respectively.

Accrued Rebates.   We offer various rebates to our customers in exchange for their purchases. These rebate programs are individually negotiated with our customers and contain a variety of different terms and conditions. Certain rebates are calculated as flat percentages of purchases, while others included tiered volume incentives. These rebates may be payable monthly, quarterly, or annually. The calculation of the accrued rebate balance involves significant management estimates, especially where the terms of the rebate involve tiered volume levels that require estimates of expected annual sales. These provisions are based on estimates derived from current program requirements and historical experience. We use all available information when calculating these reserves. Our accrual for customer rebates was $35.9 million and $36.9 million as of September 29, 2007 and September 30, 2006, respectively.

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

Recently Issued Accounting Standards

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”, which is an amendment of Accounting Research Bulletin (“ARB”) No. 51.  This statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  This statement changes the way the consolidated income statement is presented, thus requiring consolidated net income to be reported at amounts that include the amounts attributable to both parent and the noncontrolling interest.  This statement is effective for the fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Based on current conditions, we do not expect the adoption of SFAS 160 to have a significant impact on the Company’s results of operations or financial position.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations.”  This statement replaces FASB Statement No. 141, “Business Combinations.” This statement retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. This statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement.  This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently assessing the impact of the statement.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, which includes an amendment of FASB Statement No. 51.  This statement permits entities to choose to measure many financial instruments and certain other items at fair value.  This statement allows entities to report unrealized gains and losses at fair value for those selected items.  This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007.  The Company is currently assessing the impact of the statement.

In June 2006, the FASB issued Interpretation No. 48, Accounting for “Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on description, classification, interest and penalties, accounting in interim periods, disclosure and transition.  FIN 48 will be effective in fiscal 2008, and the Company is currently assessing the impact of the statement.

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

In September 2006, the Securities and Exchange Commission released Staff Accounting Bulletin No. 108 (“SAB 108”) which provides guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement.  SAB 108 requires entities to quantify the effects of unadjusted errors using both a balance sheet and an income statement approach.  Entities are required to evaluate whether either approach results in a quantifying misstatement that is material.  The Company adopted SAB 108 effective in fiscal 2006.  The adoption of SAB 108 did not have an impact on our consolidated financial statements.

In September 2006, the FASB issued FASB No. 157, “Fair Value Measurements” (“FAS 157”).  FAS 157 is definitional and disclosure oriented and addresses how companies should approach measuring fair value when required by GAAP; it does not create or modify any current GAAP requirements to apply fair value accounting. The standard provides a single definition for fair value that is to be applied consistently for all accounting applications, and also generally describes and prioritizes according to reliability the methods and inputs used in valuations. FAS 157 prescribes various disclosures about financial statement categories and amounts which are measured at fair value, if such disclosures are not already specified elsewhere in GAAP.  The new measurement and disclosure requirements of FAS 157 are currently planned to be effective for the Company in the first quarter of 2008, though a recently proposed FASB staff position may delay certain portions of the Statement.  We do not expect the adoption of FAS 157 to have a significant impact on the Company’s results of operations or financial position.

In September 2006, the Financial Accounting Standards Board issued FAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans–an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. FAS 158 requires employers to recognize the over- or under-funded status of defined benefit plans and other postretirement plans in the statement of financial position and to recognize changes in the funded status in the year in which the changes occur through comprehensive income. In addition, FAS 158 requires employers to measure the funded status of plans as of the date of the year-end statement of financial position. The recognition and disclosure provisions of FAS 158 are effective for fiscal years ending after December 15, 2006, while the requirement to measure plan assets and benefit obligations as of a company’s year-end date is effective for fiscal years ending after December 15, 2008.  The adoption of the recognition and disclosure provisions of FAS 158 resulted in the recognition of a decrease to other long-term liabilities of $4.4 million.  The Company does not expect the adoption of the remaining provisions to have a material affect on the Company’s results of operations or financial position.

Discussion of Results of Operations for the Fiscal Year Ended September 29, 2007

Net Revenue. Net revenue for the fiscal year ended September 29, 2007 was $3,055.0 million. Net sales in the rigid open top business were $881.3 million primarily driven by solid volume from containers and continued strong volume in the thermoformed polypropylene drink cup product line.  Net sales in the rigid closed top business ended at $598.0 million primarily as a result of solid volume from closures, bottles, and prescription vials.  The flexible film business generated net revenue of $1,042.8 million.  Net sales in the tapes and coatings business of $536.7 million were negatively impacted by softness in the new home construction market.

Cost of Sales.  Cost of goods sold for the fiscal year ended September 29, 2007 was $2,583.4 million. Cost of goods sold was adversely impacted by the non-cash write-up of finished goods inventory $11.2 million partially offset by cost reduction programs.

Gross Profit. Gross profit for the fiscal year ended September 29, 2007 was $471.6 million (15.4% of net revenue). Significant productivity improvements were made in the fiscal year ended September 29, 2007, including the installation of state-of-the-art equipment at several of our facilities.  These productivity improvements were partially offset by increased costs from inflation such as higher energy prices and wage inflation.

Selling, General and Administrative expenses. Selling, general and administrative expenses for the fiscal year ended September 29, 2007 was $321.5 million (10.5 % of net revenues).  Items favorably impacting selling, general and administrative expenses included synergies generated from the Merger, partially offset by stock compensation expense of $19.6 million.  Intangible asset amortization represented $77.6 million of the total.

Restructuring and impairment charges (credit), net. Restructuring and impairment charges (credit), net for the fiscal year ended September 29, 2007 were $39.1 million consisting of $7.5 million for severance and termination benefits, $11.3 million of facility exit costs, $18.1 million of non-cash asset impairment charges, and $2.2 million of other costs as a result of the plant rationalizations and corporate headquarter consolidations discussed above.

Other Operating Expenses.  Other operating expenses for the fiscal year ended September 29, 2007 were $43.6 million which primarily consisted of expenses incurred in connection with the closing of the Merger and subsequent integration costs, management fees to our sponsors of $5.9 million, and other non-recurring expenses.

Operating Income. Operating income for the fiscal year ended September 29, 2007 was $67.4 million driven by the items noted above.

Discussion of Results of Operations for the period from February 17, 2006 to September 29, 2006

Net Revenue.  Net revenue for the period February 17, 2006 to September 29, 2006 was $1,138.8 million. Net revenue for the period was impacted by pricing actions, which had been implemented to offset inflation in raw materials, particularly in polyethylene resin, in our Plastics operating segment partially offset by lower volumes driven by a mild hurricane season and continued efforts by customers to structurally reduce inventories. Included as a reduction of net revenue is $79.4 million attributable to customer rebates, sales incentives, trade promotions and coupons and $20.6 million attributable to discounts to customers and product returns.

Cost of Sales.  Cost of goods sold for the period February 17, 2006 to September 29, 2006 was $1,022.9 million. Cost of goods sold was adversely impacted by inflation in raw materials of $65.9 million experienced in our Plastics segment partially offset by lower volumes.  In addition, cost of sales was impacted by step up in value of inventory of $6.8 million and increased depreciation costs of $8.4 million as a result of purchase price allocations in connection with Apollo V’s acquisition and increased freight resulting from higher fuel prices.  The effect of these items was partially offset by the favorable impact of our cost reduction and manufacturing efficiency programs.  Included as a reduction of cost of goods sold was $8.7 million attributable to rebates from vendors.

Gross Profit. Gross profit for the period February 17, 2006 to September 29, 2006 was $115.9 million. Gross profit was negatively impacted by raw material inflation, experienced by our Plastics segment, and the impact of purchase method of accounting attributable to the Acquisition. Partially offsetting these costs were the continuing benefits of the Company’s cost reduction programs and the pricing actions previously mentioned.

Selling, General and Administration Expenses. Selling, general and administrative expenses for the period February 17, 2006 to September 29, 2006 were $107.6 million. Items negatively impacting selling, general and administrative expense included the increased impact of depreciation and amortization of $16.5 million from the purchase method of accounting attributable to the Acquisition executive severance expense of $3.6 million, additional corporate support costs.

Operating Income.  Operating income for the period February 17, 2006 to September 29, 2006 was $7.7 million. Operating income was negatively impacted by raw material inflation experienced by our Plastics segment, increase in inventory cost, higher depreciation and amortization costs resulting from purchase price allocation in connection with Apollo V’s acquisition, executive severance and additional corporate support costs, partially offset by the favorable impact of our cost reduction and manufacturing efficiency programs.

Discussion of Results of Operations for the period from October 1, 2005 to February 16, 2006

Net Revenue. Net revenue for the period from October 1, 2005 to February 16, 2006 was $666.9 million. Net revenue for the period reflects pricing actions, implemented to offset polyethylene resin inflation experienced primarily in TP&A’s Plastics division. Included as a reduction of Net revenue is $54.8 million attributable to customer rebates, sales incentives, trade promotions and coupons and $15.4 million attributable to discounts to customers and product returns.

Cost of Sales.  Cost of goods sold for the period from October 1, 2005 to February 16, 2006 was $579.0 million. Cost of goods sold was adversely impacted by inflation in polyethylene resin of $41.2 million and increased freight rates of $1.8 million resulting from higher fuel prices. The effects of these items were partially offset by the favorable impact of cost reduction and manufacturing efficiency programs. Included as a reduction of cost of goods sold was $5.2 million attributable to rebates from vendors.

Gross Profit. Gross profit for the period from October 1, 2005 through February 16, 2006 was $87.9 million. Gross profit was negatively impacted by resin raw material inflation experienced by the Plastics division and increased freight rates resulting from higher fuel prices partially offset by the pricing actions previously mentioned and the continuing benefits of cost reduction programs.

Selling, General and Administrative expenses. Selling, general and administrative expenses for the period from October 1, 2005 to February 16, 2006 were $50.0 million. Items favorably impacting selling, general and administrative expenses included lower Tyco administrative fees of $12.2 million as a result of the elimination of the receivables factoring and resin purchasing programs, partially offset by stock option expense of $1.7 million following Tyco’s adoption of Statement of Financial Accounting Standards No. 123R.

Operating Income. Operating income for the period from October 1, 2005 to February 16, 2006 was $26.9 million. Operating income was negatively impacted by resin raw material inflation experienced by the Plastics division and increased freight rates resulting from higher fuel prices, partially offset by pricing actions previously mentioned, the continuing benefits of cost reduction programs and lower Tyco administrative fees in selling, general and administrative expenses.

Discussion of Results of Operations for the Year Ended September 30, 2005

Net Revenue. Net revenue during the twelve month period ending September 30, 2005 was $1,725.2 million. Net revenue for the period was impacted by increases in pricing to offset inflation in polyethylene resin in the Plastics division and higher volume in the Adhesives segment driven by successful introduction of new products, partially offset by lower volumes in the Plastics and Coated Products division. These lower volumes resulted from a reduction in non-profitable products as well as completion of a plant rationalization program in the Plastics division. The plant rationalization program was started during the first quarter of fiscal 2004 and substantially completed in the fiscal first quarter of 2005. This program was undertaken as part of the 2004 restructuring activities and was focused on consolidating and reducing the number of production facilities. This program required the closure of less productive facilities, moving of equipment, production capability and the hiring and training of direct labor employees. Additional learning curve issues continued into the second and third fiscal quarters of 2005. Included as a reduction of net revenue is $141.9 million attributable to customer rebates, sales incentives, trade promotions and coupons and $34.8 million attributable to discounts to customers and product returns.

Cost of Sales. Cost of Sales during the twelve month period ending September 30, 2005 was $1,477.4 million. Cost of Sales was impacted by inflation in raw materials in the Plastics division due to increase prices from polyethylene resin, higher sales volume from the Adhesives division as wells as increased freight rates and unfavorable manufacturing results as a result of completion of the plant rationalization plan, partially offset by the positive impact of cost reduction and manufacturing efficiency plans and lower sales volume in Plastics and Coated Products divisions. Included as a reduction of cost of goods sold was $14.6 million attributable to rebates from vendors.

Gross Profit. Gross Profit decreased 15.1 percent during the twelve month period ending September 30, 2005 to $247.8 million from the previous year. Decrease in Gross Profit was primarily driven by raw material inflation experienced by the Plastics division, higher freight rates, unfavorable manufacturing results, partially offset by favorable impact from TP&A’s cost reduction and manufacturing efficiency plans.

Selling, General and Administrative expenses. Selling, general and administrative expenses during the twelve month period ended September 30, 2005 were $124.6 million. Selling, general and administrative expenses were impacted by general inflation and an increase in sales and technical marketing headcount in the Adhesives division.

Restructuring expenses. Restructuring expenses were $3.3 million during the twelve month period ending September 30, 2005. This was a result of the completion of the restructuring program that was started in fiscal year 2004 and completed early fiscal year 2005.

Operating Income. Operating income during the twelve month period ending September 30, 2005 was $63.5 million. and was driven by items previously addressed.

Income Tax Matters

As of September 29, 2007, The Company has unused operating loss carryforwards of $399.6 million for federal and $524.9 million for state income tax purposes which begin to expire in 2021 and $9.0 million for foreign operating loss carryforwards.  Alternative minimum tax credit carryforwards of approximately $7.4 million are available to Berry Group indefinitely to reduce future years’ federal income taxes.  The Company is in the process of determining whether the Covalence operating loss carry forward of $30.4 million may be subject to an annual limitation due to the merger. As a result of the Apollo acquisition of Old Berry Group, the unused non-Covalence operating loss carryforward is subject to an annual limitation of $208.0 million under Sec. 382 of the Internal Revenue Code.  Due to prior year Sec. 382 limit carryforwards, substantially all Federal operating loss carryforwards are available for immediate use.  As part of the effective tax rate calculation, if we determine that a deferred tax asset arising from temporary differences is not likely to be utilized, we will establish a valuation allowance against that asset to record it at its expected realizable value.  Our valuation allowance against deferred tax assets was $3.1 million and $11.5 million as of September 29, 2007 and September 29, 2006, respectively, related to the foreign operating loss carryforwards.

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

The borrowings under the senior secured credit facilities bear interest at a rate equal to an applicable margin plus, as determined at our option, either (a) a base rate (“Base Rate”) determined by reference to the higher of (1) the prime rate of Credit Suisse, Cayman Islands Branch, as administrative agent, in the case of the term loan facility or Bank of America, N.A., as administrative agent, in the case of the revolving credit facility and (2) the U.S. federal funds rate plus 1/2 of 1% or (b) a eurodollar rate (“LIBOR”) determined by reference to the costs of funds for eurodollar deposits in dollars in the London interbank market for the interest period relevant to such borrowing Bank Compliance for certain additional costs.  The applicable margin for LIBOR rate borrowings under the revolving credit facility ranges from 1.00% to 1.75% and for the term loan is 2.00%.  The applicable margin for base rate borrowings under the revolving credit facility is 0% and the term loan is 1.00%.

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

The Company may voluntarily repay outstanding loans under the senior secured credit facilities at any time without premium or penalty, other than customary “breakage” costs with respect to eurodollar loans.  The senior secured credit facilities contain various restrictive covenants that, among other things and subject to specified exceptions, prohibit the Company from prepaying other indebtedness, and restrict its ability to incur indebtedness or liens, make investments or declare or pay any dividends.  All obligations under the senior secured credit facilities are unconditionally guaranteed by Berry Group and, subject to certain exceptions, each of the Company’s existing and future direct and indirect domestic subsidiaries. The guarantees of those obligations are secured by substantially all of the Company’s assets as well as those of each domestic subsidiary guarantor.  The Company was in compliance with all the financial and operating covenants at September 29, 2007.

At September 29, 2007, $50.0 million was outstanding on the revolving line of credit.  The revolving credit facility allows up to $100.0 million of letters of credit to be issued instead of borrowings under the revolving credit facility. At September 29, 2007, the Company had $29.3 million under the revolving line of credit in letters of credit outstanding.  At September 29, 2007, the Company had unused borrowing capacity of $320.7 million under the revolving line of credit.  A key financial metric utilized in the calculation of the first lien leverage ratio is bank compliance EBITDA.  The following table reconciles our bank compliance EBITDA of $491.7 million for fiscal 2007 to net loss.

Year Ended September 29, 2007
Bank compliance EBITDA	$491.7
Net interest expense	(237.6)
Depreciation and amortization	(220.2)
Income tax benefit	88.6
Loss on extinguished debt	(37.3)
Non-cash inventory write-up	(13.9)
Stock compensation expense	(19.6)
Business optimization expenses	(37.7)
Restructuring and impairment charges	(39.1)
Management fees	(5.9)
Minority interest	2.7
Pro forma synergies (Oxnard and Norwich)	(3.7)
Pro forma synergies (Old Covalence and Rollpak)	(84.2)
Net loss	$(116.2)

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

Second Priority Senior Secured Notes

On September 20, 2006, Old Berry Holding issued $750.0 million of second priority senior secured notes (“Second Priority Notes”) comprised of (1) $525.0 million aggregate principal amount of 8 7/8%  second priority fixed rate notes (“Fixed Rate Notes”) and (2) $225.0 million aggregate principal amount of second priority senior secured floating rate notes (“Floating Rate Notes”).  The Second Priority Notes mature on September 15, 2014.  Interest on the Fixed Rate Notes is due semi-annually on March 15 and September 15. The Floating Rate Notes bear interest at a rate of LIBOR plus 3.875% per annum, which resets quarterly.  Interest on the Floating Rate Notes is payable quarterly on March 15, June 15, September 15 and December 15 of each year.

The Second Priority Notes are secured by a second priority security interest in the collateral granted to the collateral agent under the senior secured credit facilities for the benefit of the holders and other future parity lien debt that may be issued pursuant to the terms of the indenture.  These liens will be junior in priority to the liens on the same collateral securing the senior secured credit facilities and to all other permitted prior liens.  The Second Priority Notes are guaranteed, jointly and severally, on a second priority senior secured basis, by each domestic subsidiary that guarantees the senior secured credit facilities.  The Second Priority Notes contain customary covenants that, among other things, restrict, subject to certain exceptions, our ability, and the ability of subsidiaries, to incur indebtedness, sell assets, make investments, engage in acquisitions, mergers or consolidations and make dividend and other restricted payments.

On or after September 15, 2010 and 2008, the Company may redeem some or all of the Fixed Rate Notes and Floating Rate Notes, respectively, at specified redemption prices.  Additionally, on or prior to September 15, 2009 and 2008, we may redeem up to 35% of the aggregate principal amount of the Fixed Rate Notes and Floating Rate Notes, respectively, with the net proceeds of specified equity offerings at specified redemption prices.  If a change of control occurs, the Company must give holders of the Second Priority Notes an opportunity to sell their notes at a purchase price of 101% of the principal amount plus accrued and unpaid interest.  The Company was in compliance with all covenants at September 29, 2007.

11% Senior Subordinated Notes

On September 20, 2006, Old Berry Holding issued $425.0 million in aggregate principal amount of senior subordinated notes (“Senior Subordinated Notes”) to Goldman, Sachs and Co. in a private placement that is exempt from registration under the Securities Act.  The Senior Subordinated Notes are unsecured, senior subordinated obligations and are guaranteed on an unsecured, senior subordinated basis by each of our subsidiaries that guarantee the senior secured credit facilities and the Second Priority Notes.  The Senior Subordinated Notes mature in 2016 and bear interest at a rate of 11% per annum.  Such interest is payable quarterly in cash; provided, however, that on any quarterly interest payment date on or prior to the third anniversary of the issuance, the Company can satisfy up to 3% of the interest payable on such date by capitalizing such interest and adding it to the outstanding principal amount of the Senior Subordinated Notes.  The Company issued an additional $3.2 million aggregate principal amount of outstanding notes in the year ended September 29, 2007 in satisfaction of its interest obligations.

The Senior Subordinated Notes may be redeemed at the Company’s option under circumstances and at redemption prices set forth in the indenture.  Upon the occurrence of a change of control, the Company is required to offer to repurchase all of the Senior Subordinated Notes.  The indenture sets forth covenants and events of default that are substantially similar to those set forth in the indenture governing the Second Priority Notes.  The Senior Subordinated Notes contain additional affirmative covenants and certain customary representations, warranties and conditions.  The Company was in compliance with all covenants at September 29, 2007.

10 ¼% Senior Subordinated Notes

In connection with Apollo V’s acquisition of Old Covalence Holding, Old Covalence issued $265.0 million of 10 ¼% senior subordinated notes due March 1, 2016.  The notes are senior subordinated obligations of the Company and rank junior to all other senior indebtedness that does not contain similar subordination provisions.  No principal payments are required with respect to the senior subordinated notes prior to maturity.

The indenture relating to the notes contain a number of covenants that, among other things and subject to certain exceptions, restrict the Company’s ability and the ability of its restricted subsidiaries to incur indebtedness or issue disqualified stock or preferred stock, pay dividends or redeem or repurchase stock, make certain types of investments, sell assets, incur certain liens, restrict dividends or other payments from subsidiaries, enter into transactions with affiliates and consolidate, merge or sell all or substantially all of the Company’s assets.  The Company was in compliance with all covenants at September 29, 2007.

Contractual Obligations and Off Balance Sheet Transactions

Our contractual cash obligations as of September 29, 2007 are summarized in the following table.

	Payments Due by Period at September 29, 2007
	Total	< 1 year	1-3 years	4-5 years	> 5 years
Long-term debt, excluding capital leases	$1,661.8	$97.1	$194.1	$194.1	$1,176.5
Capital leases	27.2	8.1	9.8	9.3	—
Fixed interest rate payments	1,604.9	226.8	453.5	453.5	471.1
Operating leases	233.2	33.7	63.7	50.8	85.0
Total contractual cash obligations	$3,527.1	365.7	721.1	707.7	1,732.6

Cash Flows from Operating Activities

Net cash provided by operating activities was $137.3 million for the fiscal year ended September 29, 2007.  Cash flow provided by operating activities was negatively impacted by costs incurred as a result of Apollo’s acquisition of Old Berry Holding, the Merger, and the restructuring activities noted above.

During the period from February 17, 2006 to September 29, 2006, we generated $96.7 million of net cash from operating activities principally due to improved inventory turnover and accounts payable terms.

TP&A net cash usage during the period from October 1, 2005 to February 16, 2006 was $119.2 million, principally due to changes in raw material purchases and payment terms as a result of the discontinuance of the resin purchasing agreement with Tyco prior to the Apollo’s purchase of Old Covalence.  During the period from October 1, 2005 to February 16, 2006, accounts payable and inventory experienced a one-time change due to the discontinuance of the raw materials resin purchasing program the Predecessor had with an affiliate of Tyco. Under that program, amounts payable for raw materials purchases was classified as “Due to Tyco International”. Upon termination of the program, Tyco loaned the Predecessor an amount equal to the amount classified in “Due to Tyco International” to pay the affiliate for the remaining balance due for the raw materials purchases. Following the discontinuance of this program, raw material purchases are now included as a component of “Accounts payable”.

Net cash provided by TP&A operating activities increased to $117.3 million for the year ended September 30, 2005, including a reduction in cash payments made for the fiscal 2005 restructuring plan of $7.6 million, as well as decreases in working capital (exclusive of cash). Working capital was reduced in fiscal 2005 through efforts to improve receivable and payable days outstanding, offset by an increase in the average cost of polyethylene resin. In addition, due to supply chain disruptions as a result of the hurricanes in the fall of 2005, TP&A’s inventory volume was lower than normal.

Cash Flows from Investing Activities

Net cash used for investing activities was $164.3 million for the fiscal year ended September 29, 2007.  Our investments in capital expenditures totaled $99.3 million partially offset by $10.8 million of cash received from disposition of assets which was primarily the sale of Berry Plastics UK Ltd. in April 2007.  In addition, we used $75.8 million primarily for (1) the acquisition of Rollpak Corporation and (2) a $30.0 million payment to Tyco as finalization of the working capital settlement.

During the period from February 17, 2006 to September 29, 2006, we used $3,252.0 million of net cash in investing activities, primarily due to Apollo’s acquisition of Old Berry Holding and Old Covalence Holding and investments in capital expenditures of $34.8 million during the period.  During the period from October 1, 2005 to February 16, 2006, TP&A used $12.2 million of net cash in investing activities for capital expenditures.

Net cash used for TP&A’s investing activities was $29.2 million for the year ended September 30, 2005 primarily due to investments in new products in TP&A’s Plastics and Adhesives segments, safety upgrades in manufacturing facilities and replacement and upgrades to certain aged equipment.

Cash Flows from Financing Activities

Net cash used for financing activities was $40.4 million for the fiscal year ended September 29, 2007.  In the period, we generated cash of $1,233.2 million from long-term borrowing in connection with the Merger and paid $9.7 million of debt financing costs associated with closing these borrowings.  We paid $1,161.2 million of long-term borrowings primarily as a result of the Merger and had net equity distributions of $102.7 million primarily a result of the dividend to Berry Group in June 2007 described above.

During the period from February 17, 2006 to September 29, 2006, we generated net cash of $3,212.5 million in our financing activities due principally to the issuance of long-term debt of $2,653.4 million and net equity contributions of $680.8 million in connection with Apollo’s acquisitions of Old Berry Holding and Old Covalence Holding partially offset by payments on long-term debt totaling $50.7 million and debt financing costs of $71.0 million.

During the period from October 1, 2005 to February 16, 2006, cash generated from TP&A’s financing activities was $130.6 million due to the change in the resin purchasing arrangement with an affiliate of Tyco prior to Apollo’s acquisition of Old Covalence Holding, partially offset by the retirement of outstanding capital lease obligations.  In fiscal 2005, TP&A used $89.2 million in financing activities. These activities primarily resulted from a reduction in capital lease obligations of $61.1 million.

Increased working capital needs occur whenever we experience strong incremental demand or a significant rise in the cost of raw material, particularly plastic resin.  However, based on our current level of operations, we believe that cash flow from operations and available cash, together with available borrowings under our senior secured credit facilities, will be adequate to meet our short-term liquidity needs.  We base such belief on historical experience and the funds available under the Credit Facility.  However, we cannot predict our future results of operations and our ability to meet our obligations involves numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” section of our Form S-4 filed with the Securities and Exchange Commission on May 4, 2007.  In particular, increases in the cost of resin which we are unable to pass through to our customers on a timely basis or significant acquisitions could severely impact our liquidity.  At September 29, 2007, our cash balance was $14.6 million, and we had unused borrowing capacity under the Credit Facility’s borrowing base of $320.7 million.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

We are exposed to market risk from changes in interest rates primarily through our senior secured credit facilities and second priority senior secured notes.  Our senior secured credit facilities are comprised of (i) a $1,200.0 million term loan and (ii) a $400.0 million revolving credit facility.  At September 29, 2007, $50.0 million was outstanding on the revolving credit facility.  The net outstanding balance of the term loan at September 29, 2007 was $1,194.0 million.  Borrowings under our senior secured credit facilities bear interest, at our option, at either an alternate base rate or an adjusted LIBOR rate for a one-, two-, three- or six month interest period, or a nine- or twelve-month period, if available to all relevant lenders, in each case, plus an applicable margin.  The alternate base rate is the mean the greater of (i) Credit Suisse’s prime rate and (ii) one-half of 1.0% over the weighted average of rates on overnight Federal Funds as published by the Federal Reserve Bank of New York.

In August 2007, Berry entered into two separate interest rate swap transactions to protect $600.0 million of the outstanding variable rate term loan debt from future interest rate volatility.  The swap agreements are effective in November 2007.  The first agreement had a notional amount of $300.0 million and became effective November 5, 2007 and swaps three month variable LIBOR contracts for a fixed two year rate of 4.875% and expires on November 5, 2009.  The second agreement had a notional amount of $300.0 million and became effective November 5, 2007 and swaps three month variable LIBOR contracts for a fixed three year rate of 4.920% and expires on November 5, 2010.  The adjusted LIBOR rate is determined by reference to settlement rates established for deposits in dollars in the London interbank market for a period equal to the interest period of the applicable loan and the maximum reserve percentages established by the Board of Governors of the U.S. Federal Reserve to which our lenders are subject.  Our second priority senior secured notes are comprised of (i) $525.0 million fixed rate notes and (ii) $225.0 million floating rate notes.  The floating rate notes bear interest at a rate of LIBOR plus 3.875% per annum, which resets quarterly.   At September 29, 2007, the LIBOR rate

applicable to the term loan and floating rate notes was 5.36%.  At September 29, 2007, the LIBOR rate applicable to the revolving line of credit was 5.80%.  If the LIBOR rate increases 0.25% and 0.5%, we estimate an annual increase in our interest expense of $2.2 million and $4.4 million, respectively.

Resin Cost Sensitivity

We are exposed to market risk from changes in plastic resin prices that could impact our results of operations and financial condition.  We purchased approximately $977.5 million of resin in fiscal 2007 with approximately 68% of our resin pounds being PE, 29% PP, and 3% other.  Our plastic resin purchasing strategy is to deal with only high-quality, dependable suppliers, such as Basell, Chevron, Dow, ExxonMobil, Flint Hills Resources, LP, Lyondell, Nova, Sunoco and Total.  We believe that we have maintained strong relationships with these key suppliers and expect that such relationships will continue into the foreseeable future.  The resin market is a global market and, based on our experience, we believe that adequate quantities of plastic resins will be available at market prices, but we can give you no assurances as to such availability or the prices thereof.

Item 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements

Reports of Independent Registered Public Accounting Firms	F- 1
Consolidated or Combined Balance Sheets at September 29, 2007 and September 30, 2006	F- 3
Consolidated or Combined Statements of Operations for the year ended September 29, 2007, period from February 17 to September 30, 2006, period from October 1, 2005 to February 16, 2006 and the year ended September 30, 2005
F- 5
Consolidated or Combined Statements of Changes in Stockholders' Equity and Comprehensive Income (Loss) for the year ended September 29, 2007, period from February 17 to September 30, 2006, period from October 1, 2005 to February 16, 2006 and the year ended September 30, 2005
F- 6
Consolidated or Combined Statements of Cash Flows for year ended September 29, 2007, period from February 17 to September 30, 2006, period from October 1, 2005 to February 16, 2006 and the year ended September 30, 2005
F- 7
Notes to Consolidated or Combined Financial Statements	F- 8

Index to Financial Statement Schedules
All schedules have been omitted because they are not applicable or not required or because the required information is included in the consolidated financial statements or notes thereto.

Item 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.    CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures.

Our management team is responsible for the preparation and integrity of the consolidated financial statements appearing in this Form 10-K.  We have established disclosure controls and procedures to ensure that material information relating to the Company, including consolidated subsidiaries, is made known to members of senior management and the Board of Directors.  As required by Rule 13a-15 under the Securities Exchange Act of 1934, within the 90 days prior to the date of this report, we carried out an evaluation under the supervision and with the participation of our management team, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  In connection with the preparation of this Annual Report, the Company's management, with the participation of the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures as of September 29, 2007.  Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that due to the timing of completing the income tax provision and the processes within one of the Old Covalence operating units, the disclosure controls and procedures were not effective as of September 29, 2007.

A material weakness is defined as a significant deficiency, or combination of significant deficiencies, in our internal controls over financial reporting, that results in more than a remote likelihood that a material misstatement of our annual or interim financial statements will not be presented or detected by our employees. A significant deficiency is in turn defined as a control deficiency, or a combination of control deficiencies, that adversely affects our ability to initiate, authorize, record, process, or report external financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of our annual or interim financial statements that is more than inconsequential will not be prevented or detected. A control deficiency exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis. A design deficiency exists when a control necessary to meet the control objective is missing or an existing control is not properly designed so that, even if the control operates as designed, the control objective is not always met.

In connection with the merger and integration of Old Berry Group and Old Covalence Holding, the Company did not fully complete the transition from Old Covalence’s financial system to Berry’s new financial system.  This resulted in a not fully implemented installation of disclosure controls and procedures in one specific area of one of the Old Covalence operating units as well as one area of income tax accounting as it relates to the combination of the two businesses; therefore, management’s oversight and review related to certain accounts and analyses at one of its operating segments and the income tax provision process was not timely or effective.  In light of the material weaknesses described above, the Company performed additional analyses and other procedures to ensure that the consolidated financial statements included in this Annual Report were prepared in accordance with accounting principles generally accepted in the United States ("GAAP").  These procedures included additional testing of certain balances and accounts as of September 29, 2007 to ensure the accuracy of the annual financial statements. Additionally, the Company performed a review of its tax provision model.  As a result of these and other expanded procedures, the Company concluded that the consolidated financial statements included in this Annual Report present fairly, in all material respects, the Company's financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

The Company is currently transitioning and converting the legacy Old Covalence Holding systems to the Old Berry Group systems and shared service center.  Management believes that this conversion and the transition to the Old Berry Group accounting systems and controls will remediate the material weakness in the operating segment financial statement close process.  The Company expects to have this complete during fiscal 2008.  In addition, the Company has implemented additional levels of review to ensure that their financial statements are accurate and prepared in a timely fashion.

        (b)   Changes in internal controls.

As a result of the formation of Berry Holding and recent acquisitions, management continues to evaluate resources, change and expand roles and responsibilities of key personnel and make changes to certain processes related to financial close, shared services and financial reporting. In connection with the above activities, the Company continues the process of consolidating some of its transaction processing and general accounting activities into a common shared services transaction-processing environment. We have launched a project to migrate multiple legacy management information and accounting systems to a single, company wide, management information and accounting system. The migration began in the third quarter of 2007 and is scheduled to be completed in the first quarter of 2009. Once fully implemented, this change to a shared services business model (for certain processes) along with a single, company wide, management information and accounting system is intended to further enhance our internal control over financial reporting and our operating efficiencies. No other changes occurred in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, except as discussed in Item 9A. (a).

Item 9B. OTHER INFORMATION

None

PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table provides information regarding the executive officers, officers and members of the board of directors of Berry Group, of which we are a wholly owned subsidiary.

Name	Age	Title
Ira G. Boots (1) (3)	53	Chairman, Chief Executive Officer and Director
R. Brent Beeler	54	President and Chief Operating Officer
James M. Kratochvil	51	Executive Vice President, Chief Financial Officer, Treasurer and Secretary
Anthony M. Civale (1) (2)	33	Director
Patrick J. Dalton	39	Director
Donald C. Graham (1)	74	Director
Steven C. Graham (2)	48	Director
Joshua J. Harris	42	Director
Robert V. Seminara (1) (2) (3)	35	Director

(1) Member of the Compensation Committee.
(2) Member of the Audit Committee.
(3) Member of the Executive Committee.

The following table provides information regarding the executive officers, officers and members of the board of directors of Berry Plastics Holding Corporation.

Name	Age	Title
Ira G. Boots (1) (3)	53	Chairman, Chief Executive Officer and Director
R. Brent Beeler	54	President and Chief Operating Officer
James M. Kratochvil	51	Executive Vice President, Chief Financial Officer, Treasurer and Secretary
Anthony M. Civale (1) (2)	33	Director
Robert V. Seminara (1) (2) (3)	35	Director

(1) Member of the Compensation Committee.
(2) Member of the Audit Committee.
(3) Member of the Executive Committee.

Ira G. Boots has been Chairman of the Board and Chief Executive Officer since June 2001 of Holding and Berry Plastics Corporation, and a Director of Holding and Berry Plastics Corporation since April 1992.  Prior to that, Mr. Boots served as Chief Operating Officer of Berry Plastics Corporation since August 2000 and Vice President of Operations, Engineering and Product Development of Berry Plastics Corporation since April 1992.  Mr. Boots was employed by our predecessor company from 1984 to December 1990 as Vice President, Operations.

R. Brent Beeler was named President and Chief Operating Officer of Holding and Berry Plastics Corporation in May 2005.  He formerly served as President—Containers and Consumer Products of Berry Plastics Corporation since October 2003 and has been an Executive Vice President of Holding since July 2002.  He had been Executive Vice President and General Manager—Containers and Consumer Products of Berry Plastics Corporation since October 2002 and was Executive Vice President and General Manager—Containers since August 2000.  Prior to that, Mr. Beeler was Executive Vice President, Sales and Marketing of Berry Plastics Corporation since February 1996 and Vice President, Sales and Marketing of Berry Plastics Corporation since December 1990.  Mr. Beeler was employed by our predecessor company from October 1988 to December 1990 as Vice President, Sales and Marketing and from 1985 to 1988 as National Sales Manager.

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

Anthony M. Civale has been a member of our Board of Directors since the consummation of the Merger.  Mr. Civale is a Partner at Apollo Management, where he has worked since 1999.  Prior to that time, Mr. Civale was employed by Deutsche Bank Securities in the Corporate Finance Department.  Mr. Civale also serves on the board of directors of Goodman Global Holdings, Inc.

Patrick J. Dalton has been a member of our Board of Directors since the consummation of the Merger.  Mr. Dalton joined Apollo Management in June 2004 as a partner and as a member of Apollo Investment Management's ("AIM") Investment Committee. Mr. Dalton is also the Chief Investment Officer of AIM and a member of the Investment Committees of Apollo Investment Europe, Apollo Credit Liquidity Fund and Artus/Apollo Loan Fund. Before joining Apollo, Mr. Dalton was a vice president with Goldman, Sachs & Co.'s Principal Investment Area with a focus on mezzanine investing since 2000.  From 1990 to 2000, Mr. Dalton was a Vice President with the Chase Manhattan Bank where he worked most recently in the Acquisition Finance Department.  Mr. Dalton graduated from Boston College with a BS in Finance and received his MBA from Columbia Business School.

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

Steven C. Graham founded Graham Partners and has been a member of our Board of Directors since the consummation of the Merger.  Prior to founding Graham Partners in 1998, Mr. Graham oversaw the Graham Group’s corporate finance division starting in 1988.  Prior to 1988, Mr. Graham was a member of the investment banking division of Goldman, Sachs & Co., and was an Acquisition Officer for the RAF Group, a private equity investment group.  Mr. Graham currently serves on the board of directors of Graham Architectural Products Corporation, Western Industries, Inc., National Diversified Sales, Inc., HB&G Building Products, Inc., Nailite International, Inc., Dynojet, Inc., Supreme Corq LLC, Line-X, LLC, Abrisa Industrial Glass, Inc., Infiltrator Systems, Inc., The Masonry Group LLC, Aerostructures Acquisition, LLC, Transaxle LLC, and ICG Commerce Holdings, Inc.

Joshua J. Harris has been a member of our Board of Directors since the consummation of the Merger.  Mr. Harris is a founding Senior Partner at Apollo Management and has served as an officer of certain affiliates of Apollo since 1990.  Prior to that time, Mr. Harris was a member of the Mergers and Acquisitions Department of Drexel Burnham Lambert Incorporated.  Mr. Harris is also a director of Hexion Specialty Chemicals, Inc., Allied Waste Industries, Inc., Metals USA, Inc., Nalco Corporation, Quality Distribution Inc., United Agri Products and Verso Paper Inc.

Robert V. Seminara has been a member of our Board of Directors since the consummation of the Merger.  Mr. Seminara is a Partner at Apollo Management, where he has worked since 2003.  Prior to that time, Mr. Seminara was a managing director of Evercore Partners LLC.  Mr. Seminara also serves on the boards of directors of Hexion Specialty Chemicals, Inc. and World Kitchen Inc.

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

Item 11.  EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

 The Company has a Compensation Committee comprised of Messrs. Boots, Seminara, Civale, and Donald Graham.  The annual salary and bonus paid to Messrs. Boots, Kratochvil, Beeler, Hobson, Unfried, and all other vice president and above, (collectively, the “Senior Management Group”) for fiscal 2007 were determined by the Compensation Committee in accordance with their respective employment agreements.  The Committee makes all final compensation decisions for our executive officers.   Below are the principles outlining our executive compensation principles and practices.

 Compensation Philosophy and Analysis

Our goal as an employer is to ensure that our pay practices are equitable with regard to market wages, facilitate appropriate retention, and to reward exceptional performance.  The Human Resources Team obtains regional and national compensation survey data.  In the past we have conducted studies with Mercer, Clark Consulting, The Conference Board and Salary.com to study other manufacturing companies similar in size.  The objective is to understand how our executives compare to similarly situated people in other companies.  Our study includes base salary, bonus, and a time based option value for one year. It ignores value of 401(k) match and medical insurance as compared to market. Those benefits are generally below market. As an executive team, in regards to base wage we are near the 50th percentile and near the 65th percentile for total cash compensation.

The Company believes that executive compensation should be designed to align closely the interest of the Company, the executive officers, and its stockholders and attract, motivate reward and retain superior management talent.  Berry utilizes the following guidelines pertaining to executive compensation:

•
Pay compensation that is competitive with the practices of other manufacturing businesses similar in size. We used Covalence as a guideline in wage comparisons this year to better align our executive team to the higher base wages paid by Covalence. In some instances, the Covalence Vice Presidents had their base lowered to support a higher Berry bonus structure.

•	Wage enhancements aligned with the performance of the company

•	Pay for performance by:

•
Setting performance goals determined by the Chairman of the Board and CEO along with the Board for our officers and providing a short-term incentive through a bonus plan that is based upon achievement of these goals. In a year of increased resin and raw material prices, the EBITDA targets were a challenge to the executive team.

•
Providing long-term incentives in the form of stock options, in order to retain those individuals with the leadership abilities necessary for increasing long-term shareholder value while aligning with the interests of our investors. The Compensation Committee recommends to the Board the equity grant values for the executives.

Role of Compensation Committee

The Compensation Committee’s specific roles are:

•
to approve and recommend to our Board of Directors all compensation plans for (1) the CEO of the Company, (2) all employees of the Company and its subsidiaries who report directly to the CEO, and (3) other members of the Senior Management Group, as well as all compensation for our Board of Directors;

•	to approve the short-term compensation of the Senior Management Group and to recommend short-term compensation for members of our Board of Directors;

•	to approve and authorize grants under the Company’s or its subsidiaries’ incentive plans, including all equity plans and long-term incentive plans; and

•	to prepare any report on executive compensation required by Securities and Exchange Commission rules and regulations for inclusion in our annual proxy statement, if any.

Role of Executives Officers

Ira Boots, Chairman and Chief Executive Officer, Brent Beeler, Chief Operating Officer, Jim Kratochvil, Chief Financial Officer and Marcia Jochem, Executive Vice President of Human Resources annually review the performance of each of our executive officers.  Together they review annual goals and the performance of each individual executive officer.  This information, along with the performance of the company and market data determines the wage adjustment recommendation presented to the Compensation Committee.   All other compensation decisions with respect to officers of the Company are made by Mr. Boots pursuant to policies established in consultation with the Compensation Committee and recommendations from the Human Resource Department.

The Compensation Committee evaluates the performance of the CEO and determines the CEO’s compensation in light of the goals and objectives of the compensation program. On at least an annual basis, the Compensation Committee expects to review the performance of the CEO as compared with the achievement of the Company’s goals and any individual goals. The CEO together with the Human Resource Department will assess the performance and compensation of the other named executives. The Human Resource Department, together with the CEO, annually will review the performance of each member of the Senior Management Group as compared with the achievement of Company or operating division goals, as the case may be, together with each executive’s individual goals. The Compensation Committee can exercise its discretion in modifying any recommended adjustments or awards to the executives. Both performance and compensation are evaluated to ensure that the Company is able to attract and retain high quality executives in vital positions and that the compensation, taken as a whole, is competitive and appropriate compared to that of similarly situated executives in other corporations within the industry.

Executive Compensation Program

The compensation for our executive officers is primarily in the following three categories:  (1) salary, (2) bonus, and (3) stock options.  Berry has selected these elements because each is considered useful and/or necessary to meet one or more of the principal objectives of the business.  Base salary and bonus targets are set with the goal of motivating employees and adequately compensating and rewarding them on a day-to-day basis for the time spent and the services they perform while our equity programs are geared toward providing an incentive and reward for the achievement of long-term business objectives and retaining key talent and more closely aligning the interests of management with our shareholders. .  In light of the merger with Covalence, the company determined that it was appropriate to increase compensation of the executives to reflect the increase in duties and to better align the base salaries of the two companies.  Berry believes that these elements of compensation, when combined, are effective, and will continue to be effective.

The compensation program is reviewed on an annual basis.  In setting individual compensation levels for a particular executive, the total compensation package is considered as well as each element individually, and the executive’s past and expected future contributions to our business.

Base Salary

Our executive officers’ base salaries depend on their position within the Company and its subsidiaries, the scope of their responsibilities and the period during which they have been performing those responsibilities and their overall performance.  Base salaries are reviewed on a regular basis annually, and will be adjusted from time to time to realign salaries with market levels after taking into account individual responsibilities and performance and experience, as well as the terms of any agreements we have in place with such executive officer.

Annual Bonus

Berry has a long history of sharing profits with employees. This philosophy is imbedded in the corporate culture and is one of many practices that have enabled the company to continually focus on improvement and be successful. Below is the calculation, funding and annual payment practice for the Executive program which is subject to approval every year by the Board of Directors.  It is our goal to exceed our commitments year after year. Our executive officers participate in our Executive Profit Sharing Bonus Program.  Depending on our overall business performance specifically related to EBITDA and Company growth and each executive’s individual performance, he or she would be eligible to receive a bonus ranging from zero to 108% his or her base salary.  These target ranges are the same for all of the Vice Presidents and above positions.   Performance objectives are generally set on an annualized basis.

1.     Calculation:
75% - based on achieving 100% of annual EBITDA target
25% - based on growing the equity value of the company

2.     Funding:
By meeting both targets, executives qualify to earn 68.5% of their annualized salary in a bonus payment.  This target slides up of down depending on the performance of the company.

3.	Payment:
With Board approval, bonus is paid on an annual basis, which normally happens at the end of February.  In February 2007, executive bonus payout included only those months of Apollo ownership in 2006 as the first nine months were paid at the time of the sale of the company.

The Compensation Committee is currently working with Apollo to determine the performance metrics to apply to our 2008 bonus plan year, and we expect that our executive officers will continue to be subject to the same financial performance metrics as other salaried employees of the Company.

Stock Options

In connection with the completion of the Apollo Berry Merger, Berry adopted the Berry Plastics Group, Inc., 2006 Equity Incentive Plan which permits us to grant stock options, rights to purchase shares, restricted stock, restricted stock units, and other-stock based rights to employees or directors of, or consultants to, us, or any of our subsidiaries. The Berry Plastics Group, Inc. 2006 Equity Incentive Plan is administered by our board of directors or, if determined by such board, by the Compensation Committee of the board. Approximately 618.6 million shares of our common stock have been reserved for issuance under the Equity Incentive Plan.

As discussed below, we have awarded stock options to members of our management.  However, the Compensation Committee has not established any formal program, plan or practice for the issuance of equity awards to employees.  We do not have any program, plan or practice in place for selecting grant dates for awards under the Equity Incentive Plan in coordination with the release of material non-public information. Under the Equity Incentive Plan, the exercise price for the option awards is the fair market value of the stock of Berry on the date of grant. The fair market value was determined by the Board of Directors by applying industry appropriate multiples to our current EBITDA, and this valuation took into account a level of net debt that excluded cash required for working capital purposes.  The Compensation Committee is not prohibited from granting awards at times when it is in possession of material non-public information. However, no inside information was taken into account in determining the number of options previously awarded or the exercise price for those awards, and we did not “time” the release of any material non-public information to affect the value of those awards.

The Compensation Committee believes that the granting of awards under the Berry Plastics Group, Inc., 2006 Equity Incentive Plan promotes, on a short-term and long-term basis, an enhanced personal interest and alignment of interests of those executives receiving equity awards with the goals and strategies of the Company. The Compensation Committee also believes that the equity grants provide not only financial rewards to such executives for achieving Company goals but also provide additional incentives for executives to remain with the Company.

Immediately following the completion of the Apollo Berry Merger, we granted management participants stock options that will be subject to the terms of the Berry Plastics Group, Inc. 2006 Equity Incentive Plan.  In connection with the grants, we entered into stock option award agreements with the management participants.

The exercise price per share of our common stock subject to the options granted to the management participants was $100.00 per share on the date of grant, the same price as paid by Apollo in connection with the Apollo Berry Merger.

Generally, the options will become vested and exercisable over a five year period.  The time based options vest 20% each year and the performance based option grants vest over a five year period when certain EBITDA targets are met. In each case, the vesting of options is generally subject to the grantee’s continued provision of services to the Company or one of its subsidiaries as of the applicable vesting date.

Berry also clarified the anti-dilution provisions of its stock option plans to require payment to holders of outstanding stock options of special dividends and a pro-rata share of transaction fees that may be paid to Apollo and Graham in connection with future transactions, re-financings, etc.   In connection with the $77 per share dividend paid, holders of vested stock options received $13.7 million, while an additional $34.5 million will be paid to nonvested option holders on the second anniversary of the dividend grant date (assuming the nonvested option holders remain employed by the Company).

        The maximum term of these options will be ten years. However, subject to certain exceptions set forth in the applicable stock option award agreement, unvested options will automatically expire 90 days after the date of a grantee’s termination of employment, or one year in the case of termination due to death or disability. In the case of a termination of employment due to death or disability, an additional 20% of an individual’s options will vest.  20% of outstanding options may become vested earlier upon  a “change in control” of Berry, and 40% of outstanding options become vested earlier if such change in control results in the achievement of Apollo’s targeted internal rate of return. We believe that the grant of stock options to the executive officers contributes significantly to the alignment of their interests and those of the Company.

Shares of Company common stock acquired under the Berry Plastics Group, Inc., 2006 Equity Incentive Plan will be subject to restrictions on transfer, repurchase rights, and other limitations set forth in a securityholders agreement.

Post-Employment Compensation.

We provide post-employment compensation to our employees, including our named executive officers, as a continuance of the post-retirement programs sponsored by prior owners and applicable to our employees prior to the Apollo Berry Merger. The Compensation Committee believes that offering such compensation allows us to attract and retain qualified employees and executives in a highly competitive marketplace and rewards our employees and executives for their contribution to the Company during their employment. The principal components of our post-employment executive officer compensation program include a qualified defined contribution 401(k) plan and a retirement health plan.

•       401(k) Plan. Our executive officers are eligible to participate in our company-wide 401(k) qualified plan for employees.  The Company awards a $200 lump sum contribution annually for participating in the plan and matches dollar for dollar the first $300 dollars, and a 10% match thereafter.  Participants who contribute at least $1,000 will also receive an addition $150 lump sum deposit at the end of the year.  Company matching contributions are 100% vested immediately.

Perquisites and Other Personal Benefits.

While we believe that perquisites should be a minor part of executive compensation, we recognize the need to provide our executive officers with perquisites and other personal benefits that are reasonable, competitive and consistent with the overall compensation program in order to enable us to attract and retain qualified employees for key positions.  Accordingly, we provide our executive officers with leased company vehicles including maintenance and operational cost.  The Compensation Committee periodically reviews the perquisites provided to our executive officers.

         Messrs. Seminara and Civale are partners in Apollo Management.  Donald Graham is the founder of the Graham Group.  See the section of this Form 10-K titled “Certain Relationships and Related Transactions” for a description of these transactions between us and various affiliates of Apollo and Graham.

The following table sets forth a summary of the compensation paid by us to our Chief Executive Officer and our four other most highly compensated executive officers (collectively, the “Named Executive Officers”) for services rendered in all capacities to us during fiscal 2007, 2006 and 2005.

Summary Compensation Table
Name and Principal Position	Fiscal Year	Salary	Option Awards ($)	Bonus (1)	All Other Compensation	Total ($)
Ira G. Boots Chairman and Chief Executive Officer	2007 2006 2005	$760,434 589,031 452,058	$— 704,178 —	$649,431 9,840,217 299,323	$ — — —	$1,409,865 11,133,426 751,381
James M. Kratochvil Executive Vice President, Chief Financial Officer, Treasurer and Secretary	2007 2006 2005	$406,602 333,817 291,229	$— 403,332 —	$349,694 4,300,854 192,422	$ — — —	$756,296 5,038,003 483,651
R. Brent Beeler President and Chief Operating Officer	2007 2006 2005	$605,119 501,432 368,640	$— 403,332 135,000	$549,519 3,977,444 236,325	$ — — —	$1,154,638 4,882,208 739,965
Randall J. Hobson President – Rigid Closed Top Division	2007 2006 2005	$259,940 237,006 162,707	$— 264,480 56,520	$249,781 850,424 95,900	$ — — —	$509,721 1,351,910 315,127
G. Adam Unfried President – Rigid Open Top Division	2007 2006 2005	$259,953 237,087 166,449	$— 264,480 56,520	$249,781 856,060 90,420	$ — — —	$509,734 1,357,627 313,389

(1) Amounts shown include amounts paid to Messrs. Boots, Kratochvil, Beeler, Hobson, and Unfried at the time of Merger of $9,450,000, $4,050,000, $3,650,000, $700,000, and $700,000, respectively.

Employment Agreements

In connection with the Merger, Berry entered into employment agreements with each of Messrs. Boots, Beeler and Kratochvil that supersede their previous employment agreements with Berry and that expire on December 31, 2011.  In addition, Messrs. Hobson and Unfried entered into amendments to their existing employment agreements with Berry that extend the terms of such agreements through December 31, 2011 (each of the agreements with Messrs. Boots, Beeler, Kratochvil, Hobson and Unfried, as amended, an “Employment Agreement” and, collectively, the “Employment Agreements”). The Employment Agreements provided for fiscal 2007 base compensation as disclosed in the “Summary Compensation Table” above.  Salaries are subject in each case to annual adjustment at the discretion of the Compensation Committee of the Board of Directors of Berry Plastics Corporation.  The Employment Agreements entitle each executive to participate in all other incentive compensation plans established for executive officers of Berry.  Berry may terminate each Employment Agreement for “cause” or a “disability” (as such terms are defined in the Employment Agreements). Specifically, if any of Messrs. Boots, Beeler, Kratochvil, Hobson, and Unfried is terminated by Berry without ‘‘cause’’ or resigns for ‘‘good reason’’ (as such terms are defined in the Employment Agreements), that individual is entitled to: (1) the greater of (a) base salary until the later of one year after termination or (b) 1/12 of 1 year’s base salary for each year of employment up to 30 years with Berry Plastics Corporation or a predecessor in interest (excluding Messrs. Hobson and Unfried which would be entitled to (a) only) and (2) the pro rata portion of his annual bonus. Each Employment Agreement also includes customary noncompetition, nondisclosure and nonsolicitation provisions.

Grants of Plan-Based Awards for Fiscal 2007

In connection with Apollo V’s acquisition of Berry Group, we have adopted an equity incentive plan for the benefit of certain of our employees, which we refer to as the 2006 Equity Incentive Plan.  The purpose of the 2006 Equity Incentive Plan is to further our growth and success, to enable our directors, executive officers and employees to acquire shares of our common stock, thereby increasing their personal interest in our growth and success, and to provide a means of rewarding outstanding performance by such persons.  No options were granted to our named executive officers in fiscal 2007.

Outstanding Equity Awards at Fiscal Year-End Table

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price	Option Expiration Date
Ira G. Boots	10,563	25,860	$100	9/20/16
James M. Kratochvil	6,051	14,811	$100	9/20/16
R. Brent Beeler	6,051	14,811	$100	9/20/16
Randall J. Hobson	3,966	9,714	$100	9/20/16
G. Adam Unfried	3,966	9,714	$100	9/20/16

Option Exercises and Stock Vested for 2007

No options were exercised by our named executive officers in fiscal 2007.

Compensation for Directors

Non-employee directors receive $12,500 per quarter plus $2,000 for each meeting they attend and are reimbursed for out-of-pocket expenses incurred in connection with their duties as directors.  In addition, directors of Old Covalence received $12,500 per quarter plus $2,000 for each meeting they attend and were reimbursed for out-of-pocket expenses incurred in connection with their duties as directors.  For the fiscal year ended September 29, 2007, we paid non-employee directors’ fees on a combined basis as shown in the following table.

Director Compensation Table for Fiscal 2007

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)	Total ($)
Anthony M. Civale	$124,000	$—	$124,000
Patrick J. Dalton	50,000	—	50,000
Donald C. Graham	62,500	—	62,500
Steven C. Graham	62,500	—	62,500
Joshua J. Harris	108,000	—	108,000
Robert V. Seminara	116,000	—	116,000

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Stock Ownership

We are a wholly-owned subsidiary of Berry Group.  The following table sets forth certain information regarding the beneficial ownership of the common stock, of Berry Group with respect to each person that is a beneficial owner of more than 5% of its outstanding common stock and beneficial ownership of its common stock by each director and each executive officer named in the Summary Compensation Table and all directors and executive officers as a group as of September 29, 2007.

Name and Address of Owner(1)	Number of Shares of Common Stock(1)	Percent of Class
Apollo Investment Fund VI, L.P. (2)	3,559,930	51.2%
Apollo Investment Fund V, L.P. (3)	1,902,558	27.4%
AP Berry Holdings, L. P (4)	1,641,269	23.6%
Graham Berry Holdings, LP (5)	500,000	7.2%
Ira G. Boots (6)	129,958	1.9%
James M. Kratochvil (6)	73,838	1.1%
R. Brent Beeler (6)	74,061	1.1%
G. Adam Unfried (6)	16,084	*
Randall J. Hobson (6)	19,212	*
Anthony M. Civale (7),(8)	3,531	*
Patrick J. Dalton (7),(8)	2,000	*
Donald C. Graham (7),(9)	2,000	*
Steven C. Graham (7),(9)	2,000	*
Joshua J. Harris (7),(8)	3,531	*
Robert V. Seminara (7),(8)	3,531	*
All directors and executive officers as a group (11 persons)	329,746	4.7%
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

(2)   Represents all equity interests of Berry Group held of record by controlled affiliates of Apollo Investment Fund VI, L.P., including AP Berry Holdings, LLC and BPC Co-Investment Holdings, LLC.  Apollo Management VI, L.P. has the voting and investment power over the shares held on behalf of Apollo.  Each of Messrs. Civale, Dalton, Harris, and Seminara, who have relationships with Apollo, disclaim beneficial ownership of any shares of Berry Group that may be deemed beneficially owned by Apollo Management VI, L.P., except to the extent of any pecuniary interest therein.  Each of Apollo Management VI, L.P., AP Berry Holdings, LLC and its affiliated investment funds disclaims beneficial ownership of any such shares in which it does not have a pecuniary interest.  The address of Apollo Management VI, L.P., Apollo Investment Fund VI, L.P., and AP Berry Holdings LLC is c/o Apollo Management, L.P., 9 West 57th Street, New York, New York 10019.

(3)   Represents all equity interests of Berry Group held of record by controlled affiliates of Apollo Investment Fund V, L.P., including Apollo V Covalence Holdings, LLC and Covalence Co-Investment Holdings, L.P.  Apollo Management V, L.P. has the voting and investment power over the shares held on behalf of Apollo.  Each of Messrs. Civale, Dalton, Harris, and Seminara, who have relationships with Apollo, disclaim beneficial ownership of any shares of Berry Group that may be deemed beneficially owned by Apollo Management V, L.P., except to the extent of any pecuniary interest therein.  Each of Apollo Management V, L.P., Apollo V Covalence Holdings, LLC and its affiliated investment funds disclaims beneficial ownership of any such shares in which it does not have a pecuniary interest.  The address of Apollo Management V, L.P., Apollo Investment Fund V, L.P., and Apollo V Covalence Holdings, LLC is c/o Apollo Management, L.P., 9 West 57th Street, New York, New York 10019.

(4)   The address of AP Berry Holdings LLC is c/o Apollo Management, L.P., 9 West 57th Street, New York, New York 10019.

(5)   Graham Partners II, L.P., as the sole member of the general partner of Graham Berry Holdings, L.P., has the voting and investment power over the shares held by Graham Berry Holdings, L.P.  Each of Messrs. Steven Graham and Donald Graham, who have relationships with Graham Partners II, L.P. and/or Graham Berry Holdings L.P., disclaim beneficial ownership of any shares of Berry Group that may be deemed beneficially owned by Graham Partners II, L.P. or Graham Berry Holdings L.P. except to the extent of any pecuniary interest therein.  Each of Graham Partners II, L.P. and its affiliates disclaims beneficial ownership of any such shares in which it does not have a pecuniary interest.  The address of Graham Partners II, L.P. and Graham Berry Holdings, L.P. is 3811 West Chester Pike, Building 2, Suite 200 Newton Square, Pennsylvania 19073.

(6)   The address of Messrs. Boots, Beeler, Kratochvil, Unfried, and Hobson is c/o Berry Plastics Holding Corporation, 101 Oakley Street,  Evansville, Indiana 47710.  Total includes underlying options that are vested or scheduled to vest within 60 days of December 10, 2007

(7)   Total represents underlying options that are vested or scheduled to vest within 60 days of December 10, 2007 for each of Messrs. Civale, Dalton, Donald Graham, Steven Graham, Harris and Seminara.

(8)   The address of Messrs. Civale, Harris, Seminara and Dalton is c/o Apollo Management, L.P., 9 West 57th Street, New York, New York 10019.

(9)   The address of Messrs. Steven Graham and Donald Graham is c/o Graham Partners II, L.P. is 3811 West Chester Pike, Building 2, Suite 200 Newtown Square, Pennsylvania 19073.

Equity Compensation Plan Information

The following table provides information as of September 29, 2007 regarding shares of common stock of Berry Group that may be issued under our existing equity compensation plan.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted Average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities referenced in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	—	—

Equity compensation plans not approved by security holders (1)	618,620 (2)	100	3,632

Total	618,620	100	3,632

(1) Consists of the 2006 Equity Incentive Plan which our Board adopted in September 2006.
(2) Does not include shares of Berry Group Common Stock already purchased as such shares are already reflected in the Company’s outstanding shares.

2006 Equity Incentive Plan

In connection with the Apollo’s acquisition of Berry Group, we have adopted an equity incentive plan for the benefit of certain of our employees, which we refer to as the 2006 Equity Incentive Plan.  The purpose of the 2006 Equity Incentive Plan is to further our growth and success, to enable our directors, executive officers and employees to acquire shares of our common stock, thereby increasing their personal interest in our growth and success, and to provide a means of rewarding outstanding performance by such persons.  Options granted under the 2006 Equity Incentive Plan may not be assigned or transferred, except to us or by will or the laws of descent or distribution.  The 2006 Equity Incentive Plan terminates ten years after adoption and no options may be granted under the plan thereafter.  The 2006 Equity Incentive Plan allows for the issuance of non-qualified options, options intended to qualify as “incentive stock options” within the meaning of the Internal Revenue Code of 1986, as amended, and stock appreciation rights.

The employees participating in the 2006 Equity Incentive Plan receive options and stock appreciation rights under the 2006 Equity Incentive Plan pursuant to individual option and stock appreciation rights agreements, the terms and conditions of which are substantially identical.  Each option agreement provides for the issuance of options to purchase common stock of Berry Group.

As of September 29, 2007, there were outstanding options to purchase 612,928 shares of Berry Group’s common stock and stock appreciation rights with respect to 5,692 shares of Berry Group’s common stock.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Stockholders Agreement with Management

We make cash payments to Berry Group to enable it to pay any (i) federal, state or local income taxes to the extent that such income taxes are directly attributable to our and our subsidiaries’ income, (ii) franchise taxes and other fees required to maintain Berry Group’s legal existence and (iii) corporate overhead expenses incurred in the ordinary course of business and salaries or other compensation of employees who perform services for both Berry Group and us.

In connection with the Merger, Apollo and Graham and certain of our employees who invested in Berry Group entered into a stockholders agreement.  The stockholders agreement provides for, among other things, a restriction on the transferability of each such person’s equity ownership in us, tag-along rights, drag-along rights, piggyback registration rights and repurchase rights by us in certain circumstances.

The Company is charged a management fee by Apollo Management VI, L.P., an affiliate of its principal stockholder and Graham Partners, for the provision of management consulting and advisory services provided throughout the year.  The management fee is the greater of $3.0 million or 1.25% of adjusted EBITDA.  In addition, Apollo and Graham have the right to terminate the agreement at any time, in which case Apollo and Graham will receive additional consideration equal to the present value of $21 million less the aggregate amount of annual management fees previously paid to Apollo and Graham, and the employee stockholders will receive a pro rata payment based on such amount.

Old Covalence was charged a management fee by Apollo Management V, L.P., an affiliate of its principal stockholder, for the provision of management consulting and advisory services provided throughout the year.  The annual management fee is the greater of $2.5 million or 1.5% of adjusted EBITDA.  This agreement was terminated effective with the Merger.

The Old Covalence fee was payable at the beginning of each fiscal year and the Berry Holding fee is paid quarterly.  Old Covalence paid $2.5 million in fiscal 2007.  Old Berry Holding and the Company paid $2.5 million to entities affiliated with Apollo Management, L.P. and $0.5 million to entities affiliated with Graham Partners, Inc. collectively for fiscal 2007.

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Prior to the formation of Berry Holding through the merger of Old Berry Group and Old Covalence Holding, Old Berry Group’s principal accounting firm was Ernst & Young, LLP (“E&Y”) and Old Covalence Holding’s principal accounting firm was Deloitte & Touche LLP  (“Deloitte”).  After the date of the Berry Holding formation, the combined company filed on Form 8-K which stated that E&Y would become the principal accounting firm of the combined company.  The following table sets forth fees billed by E&Y and Deloitte to Berry Holding, Old Berry Group and Old Covalence Holding for fiscal 2007 and 2006.

		E&Y		Deloitte		Total
		2007	2006	2007	2006	2007	2006
Audit fees	(1)	$2.3	$1.4	$0.3	$2.5	$2.6	$3.9
Audit-related fees	(2)	0.7	0.1	—	0.5	0.7	0.6
Tax fees	(3)	0.5	0.4	—	—	0.5	0.4
All other fees		—	—	—	—	—	—
		$3.5	$1.9	$0.3	$3.0	$3.8	$4.9

(1)  Audit Fees.  This category includes fees and expenses billed by E&Y and Deloitte for the audits of the Company’s financial statements and for the reviews of the financial statements included in the Company’s Quarterly Reports on Form 10-Q. This category also includes services associated with SEC registration statements, periodic reports, and other documents issued in connection with securities offerings.

(2)   Audit Related Fees. This category includes fees and expenses billed by E&Y and Deloitte for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements. This category includes fees for due diligence, other audit-related accounting and SEC reporting services and certain agreed upon services.

(3) Tax Fees. This category includes fees and expenses billed by E&Y and Deloitte for domestic and international tax compliance and planning services and tax advice.
(4) All Other Fees. There were no other fees billed by E&Y or Deloitte.

The Audit Committee has established its pre-approval policies and procedures, pursuant to which the Audit Committee approved the foregoing audit and permissible non-audit services provided by our principal accounting firms in fiscal 2007 and 2006.  Consistent with the Audit Committee’s responsibility for engaging our independent auditors, all audit and permitted non-audit services require pre-approval by the Audit Committee.  All requests or applications for services to be provided by the independent auditor that do not require specific approval by the Audit Committee will be submitted to the Chief Financial Officer and must include a detailed description of the services to be rendered.  The Chief Financial Officer will determine whether such services are included within the services that have received pre-approval of the Audit Committee.  The Audit Committee will be informed on a timely basis of any such services rendered by the independent auditor.  Request or applications to provide services that require specific approval by the Audit Committee will be submitted to the Audit Committee by both the independent auditor and the Chief Financial Officer.  The Chief Financial Officer and management will immediately report to the Audit Committee any breach of this policy that comes to the attention of the Chief Financial Officer or any member of management.  Pursuant to these procedures the Audit Committee approved the audit and permissible non-audit services provided by the principal accounting firms in fiscal 2007 and 2006.

PART IV

Item 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Berry Plastics Holding Corporation

We have audited the accompanying consolidated balance sheet of Berry Plastics Holding Corporation (a wholly owned subsidiary of Berry Plastics Group, Inc.) as of September 29, 2007, and the related consolidated statements of operations, changes in stockholders' equity and comprehensive income (loss), and cash flows for the year then ended.  We have also audited the accompanying combined balance sheet of Berry Plastics Holding Corporation as of September 30, 2006, and the related combined statement of operations, stockholders’ equity, and cash flows for the period from February 17, 2006 to September 30, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the 2006 financial statements of Covalence Specialty Materials Corp., a combined entity, which statements as of September 29, 2006 and for the period from February 17, 2006 to September 29, 2006, reflect total assets constituting 31%, and net loss constituting 80% of the related combined totals. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Covalence Specialty Materials Corp., is based solely on the report of the other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and, for 2006, the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Berry Plastics Holding Corporation at September 29, 2007, the combined financial position of Berry Plastics Holding Corporation at September 30, 2006, the consolidated results of its operations and its cash flows for the year ended September 29, 2007 and the combined results of its operations and its cash flows for the period from February 17, 2006 to September 30, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, effective September 29, 2007 the Company adopted Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Post-Retirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R).

/s/ Ernst and Young LLP
Indianapolis, Indiana
December 21, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Directors of
Covalence Specialty Materials Corp.
Bedminster, New Jersey

We have audited the accompanying combined statements of operations, parent company equity and comprehensive income and cash flows of Tyco Plastics and Adhesives (the “Predecessor Company”) for the period October 1, 2005 through February 16, 2006, and the year ended September 30, 2005.  These financial statements are the responsibility of Berry Plastics Holding Corporation’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Predecessor Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Predecessor Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such combined financial statements present fairly, in all material respects, the combined results of the operations of Tyco Plastics and Adhesives and their cash flows for the period October 1, 2005 through February 16, 2006, and the year ended September 30, 2005, in conformity with accounting principles generally accepted in the United States of America.

Certain expenses of the Predecessor Company represent allocations made from Tyco International Ltd. The accompanying combined financial statements of the Predecessor Company were prepared from the separate records maintained by the Predecessor Company and may not necessarily be indicative of the conditions that would have existed or the results of operations if the Predecessor Company had been operated as an unaffiliated company.

As discussed in Note 12 to the financial statements, the accompanying guarantor and non-guarantor financial information has been restated.

/s/ DELOITTE & TOUCHE LLP
Parsippany, New Jersey
December 22, 2006
(February 7, 2007 as to the effects of the restatement discussed in Note 12)

Berry Plastics Holding Corporation
Consolidated or Combined Balance Sheets
(In Millions of Dollars, except per share information)

	September 29, 2007	September 30, 2006
Assets
Current assets:
Cash and cash equivalents	$14.6	$83.1
Accounts receivable (less allowance for doubtful accounts of $11.3 at September 29, 2007 and $9.6 at September 30, 2006)	372.5	357.1
Inventories:
Finished goods	227.3	238.3
Raw materials and supplies	158.0	166.8
	385.3	405.1
Deferred income taxes	31.7	17.0
Prepaid expenses and other current assets	35.7	41.6
Total current assets	839.8	903.9

Property and equipment:
Land	42.2	32.6
Buildings and improvements	178.7	177.1
Equipment and construction in progress	735.1	638.6
	956.0	848.3
Less accumulated depreciation	171.0	31.7
	785.0	816.6
Intangible assets and other long-term assets:
Deferred financing fees, net	38.0	64.8
Goodwill	1,132.0	989.2
Other intangibles, net	1,072.1	1,046.2
Other long-term assets	2.5	0.7
	2,244.6	2,100.9
Total assets	$3,869.4	$3,821.4

Berry Plastics Holding Corporation
Consolidated Balance Sheets (continued)

	September 29, 2007	September 30, 2006
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$263.2	$272.1
Accrued expenses and other current liabilities	189.4	173.5
Current portion of long-term debt	17.4	16.0
Total current liabilities	470.0	461.6

Long-term debt, less current portion	2,693.3	2,612.3
Deferred income taxes	217.7	249.6
Other long-term liabilities	38.4	23.1
Total liabilities	3,419.4	3,346.6

Commitments and contingencies	—	—

Minority interest	—	65.2

Stockholders' equity:
Contributed equity from parent, net	598.1	440.6
Accumulated deficit	(151.9)	(31.2)
Accumulated other comprehensive income	3.8	0.2
Total stockholders’ equity	450.0	409.6
Total liabilities and stockholders' equity	$3,869.4	$3,821.4

See notes to consolidated or combined financial statements.

Berry Plastics Holding Corporation

Consolidated or Combined Statements of Operations
(In Millions of Dollars)

	Successor		Predecessor
	Year ended September 29, 2007	Period from February 17 to September 30, 2006	Period from October 1, 2005 to February 16, 2006	Year ended September 30, 2005
Net sales	$3,055.0	$1,138.8	$666.9	$1,725.2
Cost of goods sold	2,583.4	1,022.9	579.0	1,477.4
Gross profit	471.6	115.9	87.9	247.8

Operating expenses:
Selling, general and administrative	321.5	107.6	50.0	124.6
Restructuring and impairment charges, net	39.1	—	0.6	3.3
Other operating expenses	43.6	0.6	—	—
Charges and allocations from Tyco International, Ltd. and affiliates	—	—	10.4	56.4
Operating income	67.4	7.7	26.9	63.5

Other income	—	(1.3)	—	—
Loss on extinguished debt	37.3	13.6	—	—
Interest expense, net	237.6	46.5	2.1	4.5
Interest expense, net – Tyco International, Ltd. and affiliates	—	—	5.5	11.2
Income (loss) before income taxes and minority interest	(207.5)	(51.1)	19.3	47.8

Income tax expense (benefit)	(88.6)	(18.1)	1.6	3.8
Minority interest	(2.7)	(1.8)	—	—
Net income (loss)	$(116.2)	$(31.2)	$17.7	$44.0

See notes to consolidated or combined financial statements.

Berry Plastics Holding Corporation

Consolidated or Combined Statements of Changes in Stockholders'
Equity and Comprehensive Income (Loss)
(In Millions of Dollars)

	Parent Company Investment	Accumulated Other Comprehensive Income	Retained Earnings (Deficit)	Total	Comprehensive Income (Loss)
Predecessor:
Balance at September 30, 2004	$863.9	$(41.1)	$—	$822.8

Net transfers to parent	(12.9)	—	—	(12.9)
Net income	44.0	—	—	44.0	$44.0
Currency translation	—	3.6	—	3.6	3.6
Minimum pension liability	—	(2.4)	—	(2.4)	(2.4)
Balance at September 30, 2005	895.0	(39.9)	—	855.1	$45.2

Net transfers from parent	224.2	—	—	224.2
Net income	17.7	—	—	17.7	$17.7
Currency translation	—	1.7	—	1.7	1.7
Minimum pension liability	—	—	—	—	—
Balance at February 16, 2006	$1,136.9	$(38.2)	$—	$1,098.7	$19.4

Successor:

Contributions of equity- Old Covalence	$190.5	$—	$—	$190.5
Contributions of equity-Old Berry	356.0	—	—	356.0
Stock compensation expense	0.3	—	—	0.3
Adjustment for negative minority interest	(106.2)	—	—	(106.2)
Net loss	—	—	(31.2)	(31.2)	$(31.2)
Currency translation	—	0.2	—	0.2	0.2
Balance at September 30, 2006	440.6	0.2	(31.2)	409.6	$(31.0)

Stock compensation expense	19.6	—	—	19.6
Net transfers to parent	(102.5)	—	—	(102.5)
Minority interest acquisition	240.4	0.2	(4.5)	236.1
Net loss	—	—	(116.2)	(116.2)	$(116.2)
Currency translation	—	3.7	—	3.7	3.7
Interest rate hedges	—	(3.0)	—	(3.0)	(3.0)
Adoption of SFAS No. 158	—	2.7	—	2.7	—
Balance at September 29, 2007	$598.1	$3.8	$(151.9)	$450.0	$(110.1)

See notes to consolidated or combined financial statements.

Berry Plastics Holding Corporation

   Consolidated or Combined Statements of Cash Flows
(In Millions of Dollars)

	Successor		Predecessor
	Year ended September 29, 2007	Period from February 17 to September 30, 2006	Period from October 1, 2005 to February 16, 2006	Year ended September 30, 2005

Cash Flows from Operating Activities:
Net income (loss)	$(116.2)	$(31.2)	$17.7	$44.0
Adjustments to reconcile net cash from operating activities:
Depreciation and amortization	220.2	54.6	15.6	41.6
Non-cash interest expense	7.3	2.2	—	—
Write-off of deferred financing fees	35.5	13.6	—	—
Non-cash restructuring	—	—	0.3	(1.2)
Stock compensation expense	19.6	0.3	—	—
Other non-cash items	—	—	—	0.9
Deferred income taxes (benefit)	(90.4)	(20.7)	1.2	—
Loss (gain) on disposal and impairment of fixed assets	18.1	—	(3.0)	0.5
Minority interest	(2.7)	(1.8)	—	—
Changes in operating assets and liabilities:
Accounts receivable, net	2.9	(26.1)	20.5	(5.8)
Inventories	17.6	27.5	(94.3)	3.3
Prepaid expenses and other assets	3.8	8.0	(11.0)	—
Due to Tyco International, Ltd and affiliates	—	—	(106.7)	28.1
Accounts payable and other current liabilities	21.6	70.3	40.5	5.9
Net cash provided by (used for) operating activities	137.3	96.7	(119.2)	117..3

Cash Flows from Investing Activities:
Purchase of property, plant and equipment	(99.3)	(34.8)	(12.2)	(32.1)
Proceeds from disposal of assets	10.8	0.8	3.1	2.9
Acquisitions of business, net of cash acquired	(75.8)	(3,218.0)	—	—
Net cash used for investing activities	(164.3)	(3,252.0)	(9.1)	(29.2)

Cash Flows from Financing Activities:
Proceeds from long-term borrowings	1,233.0	2,653.4	—	—
Equity contributions (distributions), net	(102.5)	680.8	—	—
Repayment of long-term debt	(1,161.2)	(50.7)	(79.4)	(61.1)
Debt financing costs	(9.7)	(71.0)	—	—
Change in book overdraft	—	—	(14.2)	(12.1)
Change in Predecessor parent company investment	—	—	224.2	(13.2)
Other, net	—	—	—	(2.8)
Net cash provided by (used for) financing activities	(40.4)	3,212.5	130.6	(89.2)
Effect of currency translation on cash	(1.1)	(1.1)	(0.2)	0.1
Net increase (decrease) in cash and cash equivalents	(68.6)	56.1	2.1	(1.0)
Cash and cash equivalents at beginning of period	83.1	27.0	2.7	3.7
Cash and cash equivalents at end of period	$14.6	$83.1	$4.8	$2.7

See notes to consolidated or combined financial statements.

Berry Plastics Holding Corporation
Notes to Consolidated or Combined Financial Statements
(In millions of dollars, except as otherwise noted)

1.  Basis of Presentation and Summary of Significant Accounting Policies

Background

Berry Plastics Holding Corporation (“Berry Holding” or the “Company”) is a leading manufacturer and marketer of plastic packaging products in several sectors including, rigid open top and closed top packaging, polyethylene-based plastic films, industrial tapes, medical specialties, packaging, heat-shrinkable coatings and specialty laminates.  The Company’s key products include containers, drink cups, bottles, closures and overcaps, tubes and prescription vials, trash bags, stretch films, plastics sheeting and tapes.  At September 29, 2007, the Company had 55 production and manufacturing facilities, with 47 located in the United States.

On April 3, 2007, Berry Plastics Group, Inc. (“Old Berry Group”) completed a stock-for-stock merger (the “Merger”) with Covalence Specialty Materials Holding Corp. (“Old Covalence Holding”). The resulting company retained the name Berry Plastics Group, Inc. (“Berry Group”).  Immediately following the Merger, Berry Plastics Holding Corporation (“Old Berry Holding”) and Covalence Specialty Materials Corp. (“Old Covalence”) were combined as a direct subsidiary of Berry Group.  The resulting company retained the name Berry Plastics Holding Corporation.

In connection with the closing of the merger, Berry Holding Corporation adopted the fiscal year-end of the accounting acquirer (Covalence Specialty Materials Corp).  The Company has adopted a September year-end and commencing with periodic reports after the consummation of the merger on April 3, 2007, began filing its periodic reports on a combined basis.

Apollo Acquisition of Old Covalence Holding

As further described in Note 2, on February 16, 2006, Old Covalence Holding was formed through the acquisition of substantially all of the assets and liabilities of Tyco Plastics & Adhesives (“TP&A” or the “Predecessor”) under a Stock and Asset Purchase Agreement dated December 20, 2005 among an affiliate of Apollo Management V, L.P (“Apollo”), Tyco International Group S.A. and Tyco Group S.a.r.l.

Apollo Acquisition of Old Berry Group

As further described in Note 2, on September 20, 2006, BPC Acquisition Corp. merged with and into BPC Holding Corporation pursuant to an agreement and plan of merger (the “Apollo Berry Merger”), dated June 28, 2006, with BPC Holding Corporation continuing as the surviving corporation.  Following the consummation of the Apollo Berry Merger, BPC Holding Corporation changed its name to Berry Plastics Holding Corporation.  Pursuant to the Apollo Berry Merger, Old Berry Holding was a wholly-owned subsidiary of Old Berry Group, the principal stockholders of which were Apollo Investment Fund VI, L.P., AP Berry Holdings, LLC, an affiliate of Graham Partners II, L.P., and management.  Apollo Investment Fund VI, L.P. and AP Berry Holdings, LLC are affiliates of Apollo Management, L.P., which is a private investment firm.  Graham Partners II, L.P. is an affiliate of Graham Partners, Inc. (“Graham”), a private equity firm.

Basis of Presentation

Prior to the Merger, Old Berry Holding and Old Covalence were considered entities under the common control of Apollo affiliates as defined in Emerging Issues Task Force (“EITF”) Issue No. 02-5, Definition of Common Control in Relation to FASB Statement of Financial Accounting Standards No. 141, Business Combinations.  As a result of the Merger, the financial statements of these entities are being presented retroactively on a combined basis through the date of the Merger in a manner similar to a pooling of interests, and include the results of operations of each business from the date of acquisition by the Apollo affiliates.  The accompanying financial statements for Tyco Plastics & Adhesives (the “Predecessor”) are presented on a combined basis and consist of the combined operations of the formerly wholly-owned operating units of Tyco:  Tyco Plastics, Tyco Adhesives and Ludlow Coated Products.  The Predecessor financial statements presented may not be indicative of the results that would have been achieved had the Predecessor operated as a separate, stand-alone entity.

The acquisitions by affiliates of Apollo of Old Covalence Holding and Old Berry Group have both been accounted for by the purchase method of accounting.  All intercompany transactions have been eliminated.  In connection with the closing of the

Merger on April 3, 2007, Berry replaced its existing credit facility with a new credit facility comprised of a $400 million asset based revolving line of credit and a $1.2 billion term loan.

Contributed equity from Parent in the combined company includes the capital stock (common stock and perpetual preferred stock) that was invested in Old Berry Group and Old Covalence Holding by Apollo.  All other capital stock contributed by the minority shareholders is reflected in minority interest, to the extent that it was a positive equity balance up until the date of the Merger at which time the shareholders exchanged shares of Old Berry Group and Old Covalence Holding for shares in Berry Group.  Berry Holding, through its wholly-owned subsidiaries operates in four primary segments:  rigid open top, rigid closed top, flexible films, and tapes and coatings.  The Company’s customers are located principally throughout the United States, without significant concentration in any one region or with any one customer.  The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral.

The Company has recorded a minority interest liability for the equity interests in the combined company that are not owned by funds affiliated and controlled by Apollo up until the date of the Merger on April 3, 2007.  At September 30, 2006, the minority interest liability reflects the equity interests in Berry Group held by management and other third parties.  In connection with the acquisition of Old Berry Group by Apollo on September 20, 2006, management elected to rollover shares that were owned prior to the acquisition by Apollo into the new Company and accordingly, there was no step up applied under purchase accounting for management’s ownership in accordance with EITF 88-16, Basis in Leveraged Buyout Transactions.  The application of EITF 88-16 produced a negative equity balance for management.  Since that negative balance is not recoverable from the management shareholders, this amount has been reflected as a reduction of Apollo’s equity in Old Berry Holding at September 30, 2006.  All losses that are allocable to management are being absorbed by Apollo due to the negative equity of Old Berry Holding’s management.  In connection with the closing of the Merger on April 3, 2007, the minority ownership interests were acquired.

On April 3, 2007, in connection with the merger of Berry and Covalence, shares of Berry Plastics Group, Inc., the former parent of Berry Plastics Holding Corporation, and Covalence Specialty Materials Holding Corporation held by minority shareholders and management were exchanged for shares in the new merged company.  The minority shareholders and management held ownership interests of 28% and 5% for Berry and Covalence, respectively.  The acquisition of these ownership interests occurred on April 3, 2007 in connection with the closing of the transaction and was accounted for under the purchase method of accounting and pushed-down to the Company.

Revenue Recognition

Revenue from the sales of products is recognized at the time title and risks and rewards of ownership pass (either when the products reach the free-on-board shipping point or destination depending on the contractual terms), the sales price is fixed and determinable and collection is reasonably assured.  Provisions for certain rebates, sales incentives, trade promotions, coupons, product returns and discounts to customers are accounted for as reductions in gross sales to arrive at net sales in the same period that the related sales are recorded.  In accordance with EITF 01-9, “Accounting for Consideration Given By a Vendor to a Customer”, the Company provides for these items as reductions of revenue at the later of the date of the sale or the date the incentive is offered.  These provisions are based on estimates derived from current program requirements and historical experience.  Shipping, handling, purchasing, receiving, inspecting, warehousing, and other costs of distribution are presented in cost of sales in the statements of operations.  The Company classifies amounts charged to its customers for shipping and handling in net revenues in its statement of operations.

Vendor Rebates and Purchases of Raw Materials

The Company receives consideration in the form of rebates from certain vendors and in accordance with EITF 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor”, the Company accrues these as a reduction of inventory cost as earned under existing programs, and reflects as a reduction of cost of goods sold at the time that the related underlying inventory is sold to customers.

Purchases of various densities of plastic resin used in the manufacture of the Company’s products aggregated approximately $977.7 million, $400.7 million, $271.6 million and $462.7 million for the fiscal year ended September 29, 2007, for the period from February 17, 2006 to September 30, 2006, the period from October 1, 2005 to February 16, 2006, and fiscal 2005.  The largest supplier of the Company’s total resin material requirements represented approximately 31% of purchases in fiscal 2007.  The Company uses suppliers such as Dow Chemical, Basell, Nova, Total, Lyondell, Chevron, ExxonMobil, Sunoco, and Flint Hills Resources, LP to meet its resin requirements.

Research and Development

Research and development costs are expensed when incurred.  The Company incurred research and development expenditures of $11.2 million for fiscal 2007, $5.0 million for the period February 17 to September 30, 2006, $3.1 million for the period October 1, 2005 to February 16, 2006 and $8.0 million for fiscal 2005.

Advertising

Advertising costs are expensed when incurred and are included in operating expenses.  The Company incurred advertising costs of $1.1 million in fiscal 2007, $2.5 million for the period February 17 to September 30, 2006, $1.1 million for the period October 1, 2005 to February 16, 2006 and $3.1 million for fiscal 2005.

Stock-Based Compensation

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), Share-Based Payment (“SFAS 123R”), which requires that the compensation cost relating to share-based payment transactions be recognized in financial statements based on alternative fair value models.  The share-based compensation cost is measured based on the fair value of the equity or liability instruments issued.  As of September 29, 2007, the Company has one share-based compensation plan (“2006 Equity Incentive Plan”) which is more fully described in Note 10.  Under the plan, members of management were granted stock options throughout the fiscal year ended September 29, 2007.  Prior to the granting of the special one-time dividend discussed in Note 10, the Company amended the terms of the plan to allow both vested and nonvested option holders to receive the dividend either immediately (in the case of vested holders) or after a two-year vesting period (in the case of nonvested holders).  In connection with this amendment and the special one-time dividend granted to option holders, the Company recognized non cash compensation expense of $18.2 million during the year ended September 29, 2007.  In addition, the Company recognized $0.8 million in non cash compensation expense primarily related to stock option awards granted prior to the amendment and special one-time dividend.  An additional $0.6 million was recognized as compensation expense related to escrowed funds held in a rabbi trust for the benefit of nonvested option holders who were granted the special one-time dividend, resulting in total noncash compensation of $19.6 million for the year ended September 29, 2007.  The Company recorded $0.3 million in noncash compensation expense for the period February 17 to September 30, 2006.

The Predecessor had granted options to purchase Tyco common shares to certain of the TP&A’s employees. Following the formation of Old Covalence, the expense and liability related to these stock options have remained with Tyco. Effective October 1, 2005, the TP&A adopted SFAS No. 123R using the modified prospective application transition method. Under this method, compensation cost is recognized for the unvested portion of share-based payments granted prior to October 1, 2005 and all share-based payments granted subsequent to September 30, 2005 over the related vesting period. Prior to the first fiscal quarter of 2006, the TP&A applied the intrinsic value based method prescribed in Accounting Principles Board Opinion No. 25 in accounting for employee stock based compensation. Prior period results have not been restated. Due to the adoption of SFAS No. 123R, the results from October 1, 2005 to February 16, 2006 include incremental share-based compensation expense totaling $1.7 million.

The Company and Predecessor utilized a combination of the Black-Scholes and lattice-based option valuation models for estimating the fair value of the stock options.  The models allow for the use of a range of assumptions.  Expected volatilities utilized in the lattice model and Black-Scholes models are based on implied volatilities from traded stocks of peer companies.  Similarly, the dividend yield is based on historical experience and the estimate of future dividend yields.  The risk-free interest rate is derived from the U.S. Treasury yield curve in effect at the time of grant.  The lattice model incorporates exercise and post-vesting forfeiture assumptions based on an analysis of historical data.  The expected lives of the grants are derived from historical experience and expected behavior.  The fair value for options granted have been estimated at the date of grant using a Black-Scholes or lattice option pricing model, generally with the following weighted average assumptions:

	Company		Predecessor
	Year ended September 29, 2007	Period from February 17 to September 30, 2006	Period from October 1, 2005 to February 16, 2006	Year ended September 30, 2005
Risk-free interest rate	4.5 – 4.9%	4.5 – 4.9%	4.5 – 4.9%	4.5 – 4.9%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Volatility factor	.20 - .45	.45	.45	.45
Expected option life	3.73 – 6.86 years	3.73 – 6.86 years	3.73 – 6.86 years	3.73 – 6.86 years

Foreign Currency

For the non-U.S. subsidiaries that account in a functional currency other than U.S. Dollars, assets and liabilities are translated into U.S. Dollars using period-end exchange rates.  Sales and expenses are translated at the average exchange rates in effect during the period.  Foreign currency translation gains and losses are included as a component of accumulated other comprehensive income within stockholders’ equity.  Gains and losses resulting from foreign currency transactions, the amounts of which are not material in any period presented are included in net income.

Cash and Cash Equivalents

All highly liquid investments purchased with a maturity of three months or less from the time of purchase are considered to be cash equivalents.

Allowance for Doubtful Accounts

The allowance for doubtful accounts is analyzed in detail on a quarterly basis and all significant customers with delinquent balances are reviewed to determine future collectibility.  The determinations are based on legal issues (such as bankruptcy status), past history, current financial and credit agency reports, and the experience of the credit representatives.  Reserves are established in the quarter in which the Company makes the determination that the account is deemed uncollectible.  The Company maintains additional reserves based on its historical bad debt experience.  Additionally, the allowance for doubtful accounts includes a reserve for cash discounts that are offered to some customers for prompt payment.  The following table summarizes the activity for the years ended September 29, 2007 and September 30, 2006 for the allowance for doubtful accounts, excluding the activity related to cash discounts due to its volume.

	September 29, 2007	September 30, 2006
Fair value of allowance for doubtful accounts from acquisition dates	$9.6	$10.1
Charged to costs and expenses	0.1	(0.2)
Deductions and currency translation	1.6	(0.3)
Balance at end of period	$11.3	$9.6

Inventories

Inventories are stated at the lower of cost or market and are valued using the first-in, first-out method.  Management periodically reviews inventory balances, using recent and future expected sales to identify slow-moving and/or obsolete items. The cost of spare parts inventory is charged to manufacturing overhead expense when incurred.

Property, Plant and Equipment

Property and equipment are stated at cost.  Depreciation is computed primarily by the straight-line method over the estimated useful lives of the assets ranging from 15 to 25 years for buildings and improvements and two to 10 years for machinery, equipment, and tooling.  Leasehold improvements are depreciated over the shorter of the useful life of the improvement or the lease term.  Repairs and maintenance costs are charged to expense as incurred.  Depreciation expense totaled $142.6 million in fiscal 2007, $31.9 million for the period February 17 to September 30, 2006, $14.6 million for the period October 1, 2005 to February 16, 2006, and $39.0 million for fiscal 2005.

Long-lived Assets

Long-lived assets, including property, plant and equipment and definite lived intangible assets are reviewed for impairment in accordance with SFAS No. 144 whenever facts and circumstances indicate that the carrying amount may not be recoverable.  Specifically, this process involves comparing an asset’s carrying value to the estimated undiscounted future cash flows the asset is expected to generate over its remaining life.  If this process were to result in the conclusion that the carrying value of a long-lived asset would not be recoverable, a write-down of the asset to fair value would be recorded through a charge to operations.  Fair value is determined based upon discounted cash flows or appraisals as appropriate.  Long-lived assets that are held for sale are reported at the lower of the assets’ carrying amount or fair value less costs related to the assets’ disposition.  In connection with our facility rationalization program in our Flex Films and Tapes/Coatings segments, we recorded impairment charges totaling $18.1 million to write-down fixed assets to their net realizable valuables.

Goodwill, Intangible Assets and Deferred Costs

Deferred financing fees are being amortized to interest expense using the effective interest method over the lives of the respective debt agreements.

Customer relationships are being amortized using an accelerated amortization method which corresponds with the customer attrition rates used in the initial valuation of the intangibles over the estimated life of the relationships which range from 11 to 20 years.  Technology intangibles are being amortized using the straight-line method over the estimated life of the technology which is 11 years.  License intangibles are being amortized using the straight-line method over the life of the license which is 10 years.  Patent intangibles are being amortized using the straight-line method over the shorter of the estimated life of the technology or the patent expiration date ranging from ten to twenty years, with a weighted-average life of 15 years.  The Company evaluates the remaining useful life of intangible assets on a periodic basis to determine whether events and circumstances warrant a revision to the remaining useful life.

The goodwill acquired represents the excess purchase price over the fair value of the net assets acquired.  These costs are reviewed annually for impairment pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets.  Assets were allocated to the reporting units based on the assets in the respective segments. Trademarks that are expected to remain in use, which are indefinite lived intangible assets, are reviewed for impairment annually pursuant to SFAS No. 142.

Financial Instruments and Derivative Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, long-term debt and capital lease obligations.  The fair value of such instruments approximated book value at September 29, 2007 except our carrying amounts for our 8 7/8% Second Priority Senior Notes for which the fair value exceeded the carrying value by $16.9 million and the Company’s 11% Senior Subordinated Notes and 10 1/4% Senior Subordinated Notes for which the carrying value exceeded the fair value by $4.3 million and $5.3 million, respectively.

Under the provisions of Statement of Financial Accounting Standards No. 133, as amended and interpreted (“SFAS No. 133”), the Company recognizes at fair value all derivatives, whether designated as hedging relationships or not, in the balance sheet as either an asset or liability. The accounting for changes in the fair value of a derivative, including certain derivative instruments embedded in other contracts, depends on the intended use of the derivative and the resulting designation. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and the hedged item are recognized in the statement of operations. If the derivative is designated as a cash flow hedge, changes in the fair value of the derivative are recorded in other comprehensive income and are recognized in the statement of operations when the hedged item affects net income. If a derivative does not qualify as a hedge, it is marked to fair value through the statement of operations. Any fees associated with these derivatives are amortized over their term. Under these derivatives, the differentials to be received or paid are recognized as an adjustment to interest expense over the life of the contract. Gains and losses on termination of these instruments are recognized as interest expense when terminated.

SFAS No. 133 defines requirements for designation and documentation of hedging relationships, as well as on-going effectiveness assessments, in order to use hedge accounting under this standard. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes relating all derivatives that are designated as fair value or cash flow hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions. The Company’s derivative activities, all of which are for purposes other than trading, are initiated within the guidelines of corporate risk-management policies. The Company formally assesses, both at inception and at least quarterly thereafter, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in either the fair value or cash flows of the hedged item. If a derivative ceases to be a highly effective hedge, the Company discontinues hedge accounting.

Insurable Liabilities

The Company records liabilities for the self-insured portion of workers’ compensation, health, product, general and auto liabilities.  The determination of these liabilities and related expenses is dependent on claims experience.  For most of these liabilities, claims incurred but not yet reported are estimated by utilizing actuarial valuations based upon historical claims experience.

Income Taxes

The Company accounts for income taxes under the asset and liability approach, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequence of events that have been recognized in the Company’s financial statements or income tax returns.  Income taxes are recognized during the period in which the underlying transactions are recorded.  Deferred taxes, with the exception of non-deductible goodwill, are provided for temporary differences between amounts of assets and liabilities as recorded for financial reporting purposes and such amounts as measured by tax laws.  If the Company determines that a deferred tax asset arising from temporary differences is not likely to be utilized, the Company will establish a valuation allowance against that asset to record it at its expected realizable value.  Deferred taxes have been provided related to the tax effects of the repatriation of foreign earnings.  The Company’s effective tax rate (“ETR”) is dependent on many factors including:  the impact of enacted tax laws in jurisdictions in which the Company operates; the amount of earnings by jurisdiction, due to varying tax rates in each country; and the Company’s ability to utilize foreign tax credits related to foreign taxes paid on foreign earnings that will be remitted to the U.S.

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (losses).  Other comprehensive income (losses) includes unrealized gains or losses resulting from currency translations of foreign investments and adjustments to record the minimum pension liability prior to the adoption of SFAS No. 158.

Accrued Rebates

The Company offers various rebates to customers in exchange for purchases.  These rebate programs are individually negotiated with customers and contain a variety of different terms and conditions.  Certain rebates are calculated as flat percentages of purchases, while others included tiered volume incentives.  These rebates may be payable monthly, quarterly, or annually.  The calculation of the accrued rebate balance involves significant management estimates, especially where the terms of the rebate involve tiered volume levels that require estimates of expected annual sales.  These provisions are based on estimates derived from current program requirements and historical experience.  The Company uses all available information when calculating these reserves.  The accrual for customer rebates was $35.9 million and $36.9 million as of September 29, 2007 and September 30, 2006, respectively.

Pension

Pension benefit costs include assumptions for the discount rate, retirement age, and expected return on plan assets.  Retiree medical plan costs include assumptions for the discount rate, retirement age, and health-care-cost trend rates.  Periodically, the Company evaluates the discount rate and the expected return on plan assets in its defined benefit pension and retiree health benefit plans.  In evaluating these assumptions, the Company considers many factors, including an evaluation of the discount rates, expected return on plan assets and the health-care-cost trend rates of other companies; historical assumptions compared with actual results; an analysis of current market conditions and asset allocations; and the views of advisers.  As further discussed in Note 7, the Company has adopted SFAS No. 158 effective September 29, 2007.

Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make extensive use of estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities and the reported amounts of sales and expenses.  Significant estimates in these financial statements include restructuring charges and credits, allowances for doubtful accounts receivable, estimates of future cash flows associated with long-lived assets, useful lives for depreciation and amortization, loss contingencies and net realizable value of inventories, revenue credits, vendor rebates, income taxes and tax valuation reserves and the determination of discount and other rate assumptions for pension and postretirement employee benefit expenses.  Actual results could differ materially from these estimates.  Changes in estimates are recorded in results of operations in the period that the event or circumstances giving rise to such changes occur.

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”, which is an amendment of Accounting Research Bulletin (“ARB”) No. 51.  This statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  This statement changes the way the consolidated income statement is presented, thus requiring consolidated net income to be reported at amounts that include the amounts attributable to both parent and the noncontrolling interest.  This statement is effective for the fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Based on current conditions, we do not expect the adoption of SFAS 160 to have a significant impact on the Company’s results of operations or financial position.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations.”  This statement replaces FASB Statement No. 141, “Business Combinations.” This statement retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. This statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement.  This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently assessing the impact of the statement.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, which includes an amendment of FASB Statement No. 51.  This statement permits entities to choose to measure many financial instruments and certain other items at fair value.  This statement allows entities to report unrealized gains and losses at fair value for those selected items.  This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007.  The Company is currently assessing the impact of the statement.

In June 2006, the FASB issued Interpretation No. 48, Accounting for “Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on description, classification, interest and penalties, accounting in interim periods, disclosure and transition.  FIN 48 will be effective in fiscal 2008, and the Company does not expect the adoption of FIN 48 to have a significant impact on its financial position or results of operations.

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

In September 2006, the Securities and Exchange Commission released Staff Accounting Bulletin No. 108 (“SAB 108”) which provides guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement.  SAB 108 requires entities to quantify the effects of unadjusted errors using both a balance sheet and an income statement approach.  Entities are required to evaluate whether either approach results in a quantifying misstatement that is material.  The Company adopted SAB 108 effective in fiscal 2006.  The adoption of SAB 108 did not have an impact on our consolidated financial statements.

In September 2006, the FASB issued FASB No. 157, “Fair Value Measurements” (“FAS 157”).  FAS 157 is definitional and disclosure oriented and addresses how companies should approach measuring fair value when required by GAAP; it does not create or modify any current GAAP requirements to apply fair value accounting. The standard provides a single definition for fair value that is to be applied consistently for all accounting applications, and also generally describes and prioritizes according to reliability the methods and inputs used in valuations. FAS 157 prescribes various disclosures about financial statement categories and amounts which are measured at fair value, if such disclosures are not already specified elsewhere in GAAP.  The new measurement and disclosure requirements of FAS 157 are currently planned to be effective for the Company in the first quarter of 2008, though a recently proposed FASB staff position may delay certain portions of the Statement. The Company is currently assessing the impact FAS 157 will have on its results of operations and financial position.

In September 2006, the Financial Accounting Standards Board issued FAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans–an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. FAS 158 requires employers to recognize the over- or under-funded status of defined benefit plans and other postretirement plans in the statement of financial position and to recognize changes in the funded status in the year in which the changes occur through comprehensive income. In addition, FAS 158 requires employers to measure the funded status of plans as of the date of the year-end statement of financial position. The recognition and disclosure provisions of FAS 158 are effective for fiscal years ending after December 15, 2006, while the requirement to measure plan assets and benefit obligations as of a company’s year-end date is effective for fiscal years ending after December 15, 2008.  The adoption of the recognition and disclosure provisions of FAS 158 resulted in the recognition of a decrease to other long-term liabilities of $4.4 million.  The Company does not expect the adoption of the remaining provisions to have a material effect on the Company’s results of operations or financial position.

2. Acquisitions and Disposition

Old Covalence Holding (Successor to Tyco Plastics & Adhesives)

On February 16, 2006, substantially all of the assets and liabilities of Tyco Plastics & Adhesives were acquired by Old Covalence, under a Stock and Asset Purchase Agreement dated December 20, 2005 and entered into among Old Covalence Holding, an affiliate of Apollo Management V, L.P. and the direct parent of Old Covalence, Tyco International S.A. and Tyco Group S.a.r.l.  Under the agreement, Old Covalence acquired Tyco’s businesses through the acquisition of certain equity interests of, and certain assets and liabilities held by direct and indirect operating subsidiaries of, Tyco International Ltd. (“Tyco”).  The initial purchase price was $975.2 million, subject to working capital adjustments and was funded with a new $350.0 million term loan, $175.0 million of Second Priority Floating Rate Notes, $265.0 million of 10 ¼% Senior Subordinated Notes and an equity contribution of $197.5 million.  The Company has performed an evaluation of the fair values of the real and personal property, inventory and certain identifiable intangible assets in connection with the purchase price allocation related to the Acquisition.  A valuation study was undertaken, which supports the purchase price allocation.  The valuation study resulted in a fair value step-up to real and personal property, inventory and certain identifiable intangible assets.  The Company recognized $6.8 million as a charge to cost of sales relating to the sale of inventory that was stepped-up to fair value for this acquisition.  The Company has recorded a purchase price of $916.1 million, which includes $975.2 million of original purchase price partially offset by favorable working capital adjustments from Tyco of $63.6 million and $25.5 million and an unfavorable post-closing working capital adjustment of $30.0 million that was paid to Tyco.  The excess of the fair value of the net assets acquired over the purchase price paid has been allocated to non current assets on a prorated basis.  Old Covalence incurred a $3.7 million charge in the period from February 17, 2006 to September 30, 2006 related to a loss on extinguished debt for bridge financing fees arranged to fund the acquisition that was not utilized.  The following table summarizes the allocation of fair values of the Company’s assets acquired and liabilities assumed at the date of acquisition.

Allocation of Purchase Price at February 16, 2006

Current assets	$429.0
Property, plant and equipment	359.8
Goodwill	14.0
Intangible assets	346.6
Deferred financing fees and other non-current assets	24.1
Assets acquired	1,173.5

Current liabilities	183.7
Non current liabilities	73.7
Liabilities assumed	257.4
$916.1

Acquisition of Old Berry Holding

On September 20, 2006, BPC Acquisition Corp. merged with and into BPC Holding Corporation pursuant to an agreement and plan of merger, dated June 28, 2006, with BPC Holding Corporation continuing as the surviving corporation.  Following the consummation of the merger, BPC Holding Corporation changed its name to Berry Plastics Holding Corporation.  Pursuant to the Merger, Berry is a wholly-owned subsidiary of Group, the principal stockholders of which were Apollo Investment Fund VI, L.P., AP Berry Holdings, LLC, an affiliate of Graham Partners II, L.P., and management.  Apollo Investment Fund VI, L.P. and AP Berry Holdings, LLC are affiliates of Apollo Management, L.P., which is a private investment firm.  Graham Partners II, L.P. is an affiliate of Graham Partners, Inc. (“Graham”), a private equity firm.The total amount of funds required to acquire Old Berry Holding and to pay fees related to the acquisition was $2.4 billion.  The acquisition was primarily funded with (1) the issuance of $750.0 million aggregate principal amount of second priority senior secured notes, (2) new borrowings of $675.0 million in Term B loans, (3) the issuance of $425.0 million aggregate principal amount of senior subordinated notes, and (4) contributed equity.  Apollo and its affiliates acquired 72% of the common stock of Group.  The remaining common stock was primarily held by an affiliate of Graham Partners II, L.P., which owned 10% and members of Berry’s management which owned 16%.

The acquisition has been accounted for under the purchase method of accounting, and accordingly, the purchase price has been allocated to the identifiable assets and liabilities based on estimated fair values at the acquisition date.  The impact of writing up inventory to net realizable value was $10.1 million and resulted in a charge to cost of goods sold for the period from September 20 to September 30, 2006 of $2.9 million and $7.2 million in the fiscal year ended September 29, 2007.

Allocation of Purchase Price at September 20, 2006
Current assets	$389.3
Property and equipment	470.1
Goodwill	996.1
Customer relationships	511.9
Trademarks	182.2
Other intangibles and deferred financing fees	59.0
Total assets	2,608.6

Current liabilities	202.3
Long-term liabilities	2,102.4
Liabilities assumed	2,304.7
Net assets acquired	$303.9

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

Of the $101.0 million of acquired intangible assets, $67.4 million was assigned to customer relationships, $34.8 million to tradenames and a $1.2 million reduction was assigned to patents.  The acquired definite-lived intangible assets will be amortized over a weighted average useful life of 20 years.  The Company allocated the goodwill between its rigid open top and rigid closed top segments.  None of this goodwill is expected to be deductible for tax purposes.

Rollpak Acquisition

On April 11, 2007, the Company completed its acquisition of 100% of the outstanding common stock of Rollpak Acquisition Corporation, which is the sole stockholder of Rollpak Corporation.  Rollpak Corporation is a flexible film manufacturer located in Goshen, Indiana with annual net sales of approximately $50.0 million in calendar 2006 sales.  The purchase price was funded utilizing cash on hand.  The Rollpak acquisition has been accounted for under the purchase method of accounting, and accordingly, the purchase price has been allocated to the identifiable assets and liabilities based on estimated fair values at the acquisition date.  The allocation is preliminary and subject to change.

Sale of UK Operations

On April 10, 2007, the Company sold its wholly owned subsidiary, Berry Plastics UK Ltd., to Plasticum Group N.V. for approximately $10.0 million.  At the time of the sale, the annual net sales of this business were less than $9.0 million.

3.  Long-Term Debt

Long-term debt consists of the following:

	September 29, 2007	September 30, 2006
Term loan	$1,194.0	$675.0
Revolving line of credit	50.0	20.0
Second Priority Senior Secured Fixed Rate Notes	525.0	525.0
Second Priority Senior Secured Floating Rate Notes	225.0	225.0
11% Senior Subordinated Notes	428.2	425.0
10 ¼% Senior Subordinated Notes	265.0	265.0
Capital leases and other	23.5	19.0
Term loan (retired)	—	299.3
Second Priority Floating Rate Notes (retired)	—	175.0
	2,710.7	2,628.3
Less current portion of long-term debt	(17.4)	(16.0)
	$2,693.3	$2,612.3

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

The borrowings under the senior secured credit facilities bear interest at a rate equal to an applicable margin plus, as determined at our option, either (a) a base rate (“Base Rate”) determined by reference to the higher of (1) the prime rate of Credit Suisse, Cayman Islands Branch, as administrative agent, in the case of the term loan facility or Bank of America, N.A., as administrative agent, in the case of the revolving credit facility and (2) the U.S. federal funds rate plus 1/2 of 1% or (b) a eurodollar rate (“LIBOR”) (5.36% and 5.80% for the term loan and the revolving line of credit, respectively, at September 29, 2007) determined by reference to the costs of funds for eurodollar deposits in dollars in the London interbank market for the interest period relevant to such borrowing Bank Compliance for certain additional costs.  The applicable margin for LIBOR rate borrowings under the revolving credit facility ranges from 1.00% to 1.75% and for the term loan is 2.00%.  The initial applicable margin for base rate borrowings under the revolving credit facility is 0% and under the term loan is 1.00%.

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

The Company may voluntarily repay outstanding loans under the senior secured credit facilities at any time without premium or penalty, other than customary “breakage” costs with respect to eurodollar loans.  The senior secured credit facilities contain various restrictive covenants that, among other things and subject to specified exceptions, prohibit the Company from prepaying other indebtedness, and restrict its ability to incur indebtedness or liens, make investments or declare or pay any dividends.  All obligations under the senior secured credit facilities are unconditionally guaranteed by Berry Group and, subject to certain exceptions, each of the Company’s existing and future direct and indirect domestic subsidiaries. The guarantees of those obligations are secured by substantially all of the Company’s assets as well as those of each domestic subsidiary guarantor.  The Company was in compliance with all the financial and operating covenants at September 29, 2007.

At September 29, 2007, there were $50.0 million outstanding on the revolving credit facility.  The revolving credit facility allows up to $100.0 million of letters of credit to be issued instead of borrowings under the revolving credit facility. At September 29, 2007, the Company had $29.3 million under the Credit Facility in letters of credit outstanding.  At September 29, 2007, the Company had unused borrowing capacity of $320.7 million under the revolving line of credit.

Second Priority Senior Secured Notes

On September 20, 2006, Old Berry Holding issued $750.0 million of second priority senior secured notes (“Second Priority Notes”) comprised of (1) $525.0 million aggregate principal amount of 8 7/8%  second priority fixed rate notes (“Fixed Rate Notes”) and (2) $225.0 million aggregate principal amount of second priority senior secured floating rate notes (“Floating Rate Notes”).  The Second Priority Notes mature on September 15, 2014.  Interest on the Fixed Rate Notes is due semi-annually on March 15 and September 15. The Floating Rate Notes bear interest at a rate of LIBOR (5.36% at September 29, 2007) plus 3.875% per annum, which resets quarterly.  Interest on the Floating Rate Notes is payable quarterly on March 15, June 15, September 15 and December 15 of each year.

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

On or after September 15, 2010 and 2008, the Company may redeem some or all of the Fixed Rate Notes and Floating Rate Notes, respectively, at specified redemption prices.  Additionally, on or prior to September 15, 2009 and 2008, we may redeem up to 35% of the aggregate principal amount of the Fixed Rate Notes and Floating Rate Notes, respectively, with the net proceeds of specified equity offerings at specified redemption prices.  If a change of control occurs, the Company must give holders of the Second Priority Notes an opportunity to sell their notes at a purchase price of 101% of the principal amount plus accrued and unpaid interest.  The Company was in compliance with all covenants at September 29, 2007.

11% Senior Subordinated Notes

On September 20, 2006, Old Berry Holding issued $425.0 million in aggregate principal amount of senior subordinated notes (“Senior Subordinated Notes”) to Goldman, Sachs and Co. in a private placement that is exempt from registration under the Securities Act.  The Senior Subordinated Notes are unsecured, senior subordinated obligations and are guaranteed on an unsecured, senior subordinated basis by each of our subsidiaries that guarantee the Credit Facility and the Second Priority Notes.  The Senior Subordinated Notes mature in 2016 and bear interest at a rate of 11% per annum.  Such interest is payable quarterly in cash; provided, however, that on any quarterly interest payment date on or prior to the third anniversary of the issuance, the Company can satisfy up to 3% of the interest payable on such date by capitalizing such interest and adding it to the outstanding principal amount of the Senior Subordinated Notes.  The Company issued an additional $3.2 million aggregate principal amount of outstanding notes in the year ended September 29, 2007 in satisfaction of its interest obligations.

The Senior Subordinated Notes may be redeemed at the Company’s option under circumstances and at redemption prices set forth in the indenture.  Upon the occurrence of a change of control, the Company is required to offer to repurchase all of the Senior Subordinated Notes.  The indenture sets forth covenants and events of default that are substantially similar to those set forth in the indenture governing the Second Priority Notes.  The Senior Subordinated Notes contain additional affirmative covenants and certain customary representations, warranties and conditions.  The Company was in compliance with all covenants at September 29, 2007.

10 ¼% Senior Subordinated Notes

In connection with Apollo’s acquisition of Old Covalence Holding, Old Covalence issued $265.0 million of 10 ¼% senior subordinated notes due March 1, 2016.  The notes are senior subordinated obligations of the Company and rank junior to all other senior indebtedness that does not contain similar subordination provisions.  No principal payments are required with respect to the senior subordinated notes prior to maturity.

The indenture relating to the notes contain a number of covenants that, among other things and subject to certain exceptions, restrict the Company’s ability and the ability of its restricted subsidiaries to incur indebtedness or issue disqualified stock or preferred stock, pay dividends or redeem or repurchase stock, make certain types of investments, sell assets, incur certain liens, restrict dividends or other payments from subsidiaries, enter into transactions with affiliates and consolidate, merge or sell all or substantially all of the Company’s assets.  The Company was in compliance with all covenants at September 29, 2007.

Senior Secured Credit Facility (retired)

In connection with Apollo’s acquisition, Old Covalence entered into a senior secured credit facility, which included a term loan in the amount of $350.0 million with a maturity date of February 16, 2013.  On May 18, 2006, Old Covalence refinanced its senior secured credit facilities, which then consisted of a new term loan in the principal amount of $300.0 million and a new revolving credit facility which provided borrowing availability equal to the lesser of (a) $200.0 million or (b) the borrowing base, which is a function, among other things, of Old Covalence’s accounts receivable and inventory.  The borrowings under the senior secured credit facilities accrued interest at a rate equal to an applicable margin plus, as determined at our option, either (a) a base rate (“Base Rate”) determined by reference to the higher of (1) the prime rate of Bank of America, N.A., as administrative agent, and (2) the U.S. federal funds rate plus 1/2 of 1% or (b) a eurodollar rate (“LIBOR”) determined by reference to the costs of funds for eurodollar deposits in dollars in the London interbank market for the interest period relevant to such borrowing adjusted for certain additional costs.  The initial applicable margin for LIBOR rate borrowings under the revolving credit facility was 1.50% and under the term loan was 2.00%.  The initial applicable margin for base rate borrowings under the revolving credit facility was 0% and under the term loan was 1.00%.

The senior secured credit facilities required minimum quarterly principal payments of $0.750 million on the term loan for the first six years and nine months, which commenced in September 2006.  The credit facility was repaid and retired in connection with the Merger.

Second Priority Floating Rate Notes (retired)

Also in connection with Apollo’s acquisition, Old Covalence entered into a $175.0 million second priority floating rate loan.  The second priority floating rate note matured on August 16, 2013, and accrued interest at a rate per annum, reset at the end of each interest period, equal to LIBOR plus 3.25% or Base Rate plus 2.25%.  The note was repaid and retired in connection with the Merger, and the Company also incurred a prepayment penalty of $1.8 million, which is included in loss on extinguished debt on the statement of operations for fiscal 2007.

Derivative Instruments

In August 2007, the Company entered into two interest rate exchange agreements (“Swaps”) that are effective on November 5, 2007.  The first agreement requires the Company to pay a fixed rate of 4.875% on $300 million of notional principal for two years to the counterparty.  The counterparty pays to the Company a variable rate on the same amount of notional principal based on the three-month London Interbank Offered Rate (“LIBOR”). The second swap agreement requires the Company to pay a fixed rate of 4.92% on $300 million of notional principal for three years to the same counterparty in exchange for the same floating receipt of three-month LIBOR.  The counterparty to this agreement is a global financial institution. The Company is exposed to credit loss in the event of nonperformance by the counterparty to the agreement. However, the Company considers this risk to be low.

The Company concluded that it met the hedge accounting criteria for accounting for these swaps.  The Company estimates the fair value of the Swaps identified above to be a liability of $4.9 million as of September 29, 2007, which is reflected as a part of other long-term liabilities on the accompanying consolidated balance sheet with an offset, net of tax, to accumulated other comprehensive income. The fair value of the Swaps is estimated by obtaining quotations from the counterparty to the Company’s Swap agreement. The fair value is an estimate of the net amount that the Company would be required to pay on September 29, 2007, if the agreements were transferred to other parties or cancelled by the Company.

Future maturities of long-term debt at September 29, 2007 are as follows:

2008	$17.3
2009	16.2
2010	15.4
2011	20.6
2012	12.6
Thereafter	2,628.6
$2,710.7

Interest paid was $227.0 million in fiscal 2007, $43.9 million for the period February 17 to September 30, 2006, $0.6 million for the period October 1, 2005 to February 16, 2006, and $5.4 million for fiscal 2005.

4.  Goodwill, Intangible Assets and Deferred Costs

The following table sets forth the gross carrying amount and accumulated amortization of the Company’s goodwill, intangible assets and deferred costs:

	September 29, 2007	September 30, 2006	Amortization Period
Deferred financing fees	$43.0	$67.0	Respective debt
Customer relationships	862.2	624.6	11 – 20 years
Goodwill	1,132.0	989.2	Indefinite lived
Trademarks	256.7	182.2	Indefinite lived
Other intangibles	53.3	262.0	10-20 years
Accumulated amortization	(105.1)	(24.8)
	$2,242.1	$2,100.2

Future amortization expense for definite lived intangibles at September 29, 2007 for the next five fiscal years is $76.2 million,$73.1 million, $70.4 million, $67.4 million and $64.8 million each year for fiscal 2008, 2009, 2010, 2011, and 2012, respectively.  Recognized amortization expense totaled $77.6 million in fiscal 2007, $22.7 million for the period February 17 to September 30, 2006, $1.0 million for the period October 1, 2005 to February 16, 2006, and $2.6 million for fiscal 2005.

5.	Lease and Other Commitments and Contingencies

Certain property and equipment are leased using capital and operating leases.  Total capitalized lease property consists of a building and manufacturing equipment with a cost of $25.6 million and $21.9 million, respectively, and related accumulated amortization of $3.3 million and $0.1 million at September 29, 2007 and September 30, 2006, respectively.  Capital lease amortization is included in depreciation expense.  Total rental expense from operating leases was $44.2 million for fiscal 2007, $6.7 million for the period February 17 to September 30, 2006, $2.6 million for the period October 1, 2005 to February 16, 2006, and $10.2 million for fiscal 2005.

Future minimum lease payments for capital leases and noncancellable operating leases with initial terms in excess of one year are as follows:

	At September 29, 2007
	Capital Leases	Operating Leases
2008	$8.1	$33.7
2009	7.7	32.7
2010	2.1	31.0
2011	8.4	28.1
2012	0.9	22.7
Thereafter	—	85.0
	27.2	$233.2
Less: amount representing interest	(4.2)
Present value of net minimum lease payments	$23.0

At the time of Apollo’s acquisition of Old Covalence Holding, under the Covalence predecessor (Tyco Plastics & Adhesives, “TP&A”), various claims, lawsuits and administrative proceedings arising in the ordinary course of business with respect to commercial, product liability and environmental matters were pending or threatened against TP&A.  Additionally, TP&A was involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites.  As part of the acquisition, the selling Tyco entities which owned TP&A retained the liabilities associated with these known environmental matters, which relate to the offsite disposal of hazardous materials.  Old Covalence retained liabilities relating to environmental matters on the acquired properties.  Old Covalence also retained the liabilities associated with all known commercial and product liability matters.  In the opinion of management, the ultimate resolution of these matters is not known and an estimate cannot be made.  The Company has not recorded a reserve for these matters as they are not reasonably estimable and believes these will not have a material impact on the Company’s financial position, results of operations, or cash flows.

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

6.  Income Taxes

Successor

The Company is being taxed at the U.S. corporate level as a C-Corporation and has provided U.S. federal and state income taxes.  The Company has been indemnified by Tyco for tax liabilities that may arise in the future that relate to the period prior to the Covalence Acquisition of the various entities from Tyco.  Deferred taxes have been provided related to the tax effects of the repatriation of foreign earnings.  The Company’s effective tax rate (“ETR”) is dependent on many factors including:  the impact of enacted tax laws in jurisdictions in which the Company operates; the amount of earnings by jurisdiction, due to varying tax rates in each country; and the Company’s ability to utilize foreign tax credits related to foreign taxes paid on foreign earnings that will be remitted to the U.S.

Significant components of income tax expense (benefit) are as follows:

	Year ended September 29, 2007	Period from February 17 to September 30, 2006
Current
United States
Federal	$—	$—
State	0.7	—
Non-U.S.	1.0	2.6
Current Income tax provision	1.7	2.6
Deferred:
United States
Federal	(70.9)	(17.5)
State	(19.8)	(1.0)
Non-U.S.	0.3	(2.2)
Deferred income tax benefit	(90.4)	(20.7)
Benefit for income taxes	$(88.6)	$(18.1)

U.S. loss from continuing operations before income taxes was $(204.6) million for the year ended September 29, 2007, $(54.5) million for the period February 17 to September 30, 2006.  Non-U.S. income from continuing operations before income taxes was $(2.9) million for the year ended September 29, 2007, and $3.4 million for the period February 17 to September 30, 2006.

The reconciliation between U.S. federal income taxes at the statutory rate and the Company’s benefit for income taxes on continuing operations for the period ended September 29, 2007 are as follows:

	Year ended September 29, 2007	Period from February 17 to September 30, 2006
U.S. Federal income tax benefit at the statutory rate	$(72.6)	$(17.9)
Adjustments to reconcile to the income tax provision:
U.S. state income tax benefit	(10.4)	(2.3)
Permanent differences	0.5	0.3
Changes in State ETR	(10.9)	—
Changes in Valuation Allowance – Foreign	2.3	1.8
Rate differences between U.S. and Foreign	(0.4)	(0.2)
Other	2.9	0.2
Benefit for income taxes	$(88.6)	$(18.1)

Deferred income taxes result from temporary differences between the amount of assets and liabilities recognized for financial reporting and tax purposes.  The components of the net deferred income tax liability at September 29, 2007 and September 30, 2006 are as follows:

	September 29, 2007	September 30, 2006
Deferred tax assets:
Allowance for doubtful accounts	$1.8	$1.9
Accrued liabilities and reserves	24.3	17.6
Inventories	4.0	0.3
Net operating loss carryforward	156.9	116.9
Amortization of tax deductible goodwill	—	2.0
Alternative minimum tax (AMT) credit carryforward	7.4	7.4
Others	11.4	1.9
Total deferred tax assets	205.8	148.0
Valuation allowance	(3.1)	(11.5)
Total deferred taxes, net of valuation allowance	202.7	136.5
Deferred tax liabilities:
Property and equipment	68.2	38.4
Intangible assets	316.0	327.3
Prepaid expenses	1.2	1.3
Foreign earnings	1.4	1.3
Others	1.9	0.8
Total deferred tax liabilities	388.7	369.1
Net deferred tax liability	$(186.0)	$(232.6)

As of September 29, 2007, the Company had foreign net operating loss carryforwards of $8.8 million.  In the U.S. the company had approximately $399.6 million of federal net operating loss carryforwards at September 29, 2007.  The federal net operating loss carryforwards will expire in future years beginning 2021.  AMT credit carryforwards of $7.4 million are available to Berry Group indefinitely to reduce future years’ federal income taxes.

With the exception of Covalence Canada, the Company believes that it will not generate sufficient future taxable income to realize the tax benefits in foreign jurisdictions related to the deferred tax assets.  Therefore, the company has provided a full valuation allowance against its foreign net operating losses included within the deferred tax assets other than the net operating losses related to Covalence Canada.

The Company is in the process of determining whether the Old Covalence operating loss carry forward of $30.4 million may be subject to an annual limitation due to the Merger.  As a result of the Apollo acquisition of Old Berry Group, the unused non-Covalence operating loss carryforward is subject to an annual limitation of $208.0 million under Sec. 382 of the Internal Revenue Code.  Due to prior year Sec. 382 limit carryforwards, substantially all Federal operating loss carryforwards are available for immediate use.  As part of the effective tax rate calculation, if we determine that a deferred tax asset arising from temporary differences is not likely to be utilized, we will establish a valuation allowance against that asset to record it at its expected realizable value.  Our valuation allowance against deferred tax assets was $3.1 million and $11.5 million as of September 29, 2007 and September 29, 2006, respectively, related to the foreign operating loss carryforwards.

Predecessor

Under the Predecessor, business activities in the U.S. were conducted through partnership entities.  The reconciliation between U.S. federal income taxes at the statutory rate and the Company’s provision for income taxes are as follows:

	October 1, 2005 to February 16, 2006	Year ended September 30,2005
Notional U.S. federal income tax expense at the statutory rate	$6.8	$16.7
Adjustments to reconcile to the Company’s income tax provision:
U.S. partnership income taxed at the partner level	(6.8)	(15.4)
Non-U.S. earnings	1.6	0.6
Other		1.9
Provision for income taxes	1.6	3.8
Deferred provision (benefit)	—	2.0
Current provision	$1.6	$1.8

For fiscal 2005, other is primarily related to routine reconciliations of the non-U.S. income taxes provided in prior years to the income tax returns actually filed.

The provisions for income taxes for the period from October 1, 2005 to February 16, 2006, and fiscal 2005 include $1.6 million and $3.8 million, respectively, for non-U.S. income taxes. The non-U.S. component of income before income taxes was $3.9 million and $3.8 million for October 1, 2005 to February 16, 2006 and fiscal 2005, respectively.

7.  Retirement Plans

The Company maintains four defined benefit pension plans, three of which were acquired through former business combinations of Old Berry.  The fourth covers approximately 70 active and inactive employees of Old Covalence.  The Company also maintains a retiree health plan, which covers certain healthcare and life insurance benefits for certain retired employees and their spouses.  Two of the four defined benefit plans and the retiree health plan are all inactive plans.  The Company uses September 30th as a measurement date for the retirement plans.

The Company sponsors two defined contribution 401(k) retirement plans covering substantially all employees of Old Berry.  Contributions are based upon a fixed dollar amount for employees who participate and percentages of employee contributions at specified thresholds.  Contribution expense for these plans was $6.8 million for the year ended September 29, 2007, $0.1 million for the period February 17 to September 30, 2006.  The Company also sponsors an additional defined contribution 401(k) retirement plan covering full-time employees of Old Covalence.  Contribution expense for this Old Covalence plan was $3.4 million for the period February 17, 2006 to September 29, 2006.

The Company participates in one multiemployer plan. Contributions to the plan are based on specific percentages of employee compensation and are immaterial.

The projected benefit obligations of the Company’s plans presented herein are materially consistent with the accumulated benefit obligations of such plans.

	Defined Benefit Pension Plans		Retiree Health Plan
	Year ended September 29, 2007	Period from February 17 to September 30, 2006	Year ended September 29, 2007	Period from February 17 to September 30, 2006
Change in Projected Benefit Obligation (PBO)
PBO at beginning of period	$41.6	$41.6	$6.9	$6.9
Service cost	0.2	0.1	—	0.1
Interest cost	2.2	0.1	0.3	—
Participant contributions	0.3	—	—	0.0
Actuarial loss (gain)	(0.9)	0.0	0.4	0.0
Benefits paid	(3.2)	(0.2)	(1.1)	(0.1)
PBO at end of period	$40.2	$41.6	$6.6	$6.9

Change in Fair Value of Plan Assets
Plan assets at beginning of period	$33.7	$33.7	$—	$—
Actual return on plan assets	4.2	0.1	—	—
Company contributions	1.5	0.1	1.1	0.1
Benefits paid	(3.2)	(0.2)	(1.1)	(0.1)
Plan assets at end of period	36.2	33.7	0.0	—
Funded status	$(4.0)	$(7.9)	$(6.6)	$(6.9)
Unrecognized net actuarial loss/gain	—	(0.4)	—	—
Net amount recognized	$(4.0)	$(8.3)	$(6.6)	$(6.9)

Amounts recognized in the Consolidated Balance Sheet consist of:
Prepaid pension	$—	$0.2		$—
Accrued benefit liability	(4.0)	(8.5)	(6.6)	(6.9)
Net amount recognized	$(4.0)	$(8.3)	$(6.6)	$(6.9)

As disclosed in Note 1, SFAS No. 158, adopted by the Company effective September 29, 2007, requires the recognition of the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in the balance sheet, with changes in the funded status recorded through other comprehensive income. Accordingly, the amounts presented in the table below utilize different accounting methodologies for the respective periods. The effect of adopting SFAS No. 158 was to reduce the accrued benefit liability by $4.4 million at September 29, 2007, with an offsetting adjustment to ended accumulated other comprehensive income, net of tax.  The Company was not required to recognize a minimum pension liability adjustment during the year ended September 29, 2007.

The following table presents significant weighted-average assumptions used to determine benefit obligation and benefit cost for the periods indicated.

	Defined Benefit Pension Plans		Retiree Health Plan
(Percents)	Year ended September 29, 2007	Period from February 17 to September 30, 2006	Year ended September 29, 2007	Period from February 17 to September 30, 2006
Weighted-average assumptions:
Discount rate for benefit obligation	5.6	5.5	5.75	5.5
Discount rate for net benefit cost	5.7	5.6	5.5	5.0
Expected return on plan assets for net benefit costs	8.0	8.0	8.0	—

In evaluating the expected return on plan assets, Berry considered its historical assumptions compared with actual results, an analysis of current market conditions, asset allocations, and the views of advisers.  Health-care-cost trend rates were assumed to increase at an annual rate of 7.5% in 2007 trending down to 4.5% in 2012 and thereafter.  The trend rate is a significant factor in determining the amounts reported.  A one-percentage-point change in these assumed health care cost trend rates would have the following effects, in millions of dollars:

One-Percentage Point	Increase	Decrease
Accumulated Postretirement benefit obligation	$ 0.1	$ (0.1)
Sum of service cost and interest cost	$ 0.0	$ (0.0)

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid as follows:

	Defined Benefit Pension Plans	Retiree Health Plan
	Year ended September 29, 2007	Year ended September 29, 2007
2008	$ 3.4	$ 1.2
2009	3.3	1.0
2010	3.2	0.8
2011	3.2	0.8
2012	3.2	0.7
2013-2015	15.6	2.7

In fiscal 2008, Berry expects to contribute approximately $2.8 million to itsretirement plans to satisfy minimum funding requirements for the year.

Net pension and retiree health benefit expense included the following components:

	Year ended September 29, 2007	Period from February 17 to September 30, 2006
Components of net period benefit cost:
Defined Benefit Pension Plans
Service cost	$0.2	$0.1
Interest cost	2.2	0.1
Expected return on plan assets	(2.6)	(0.1)
Net periodic benefit cost	$(0.2)	$0.1

Retiree Health Benefit Plan
Interest cost	0.3	0.1
Net periodic benefit cost	$0.3	$0.1

Our defined benefit pension plan asset allocations are as follows:

	September 29, 2007	September 30, 2006
Asset Category
Equity securities and equity-like instruments	51%	51%
Debt securities	46	47
Other	3	2
Total	100%	100%

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

Tyco Plastics and Adhesives Retirement Plans (Predecessor)

The Predecessor had a number of noncontributory and contributory defined benefit retirement plans covering certain of its U.S. and non-U.S. employees, designed in accordance with conditions and practices in the countries concerned. With the exception of one defined benefit plan and one multiemployer benefit plan that remain with the Company, these plans were not included as part of the net assets acquired in connection with the Apollo acquisition on February 16, 2006, and as such, remained with Tyco. For the period February 17, 2006 to September 29, 2006 the expense attributable to these plans, that remained with the Company, was less than $0.1 million.

Measurement Date—In fiscal 2005, the Predecessor changed the measurement date for its pension and postretirement benefit plans from September 30 to August 31 to allow management adequate time to evaluate and report the actuarial information in its Financial Statements. Accordingly, all amounts presented as of and for the year ended September 30, 2005 reflect an August 31 measurement date. The Predecessor had accounted for the change in measurement date as a change in accounting principle. The effects of this change in measurement date did not have a material effect on net periodic benefit costs.

Defined Benefit Pension Plans—The Predecessor had a number of noncontributory and contributory defined benefit retirement plans covering certain of its U.S. and non-U.S. employees, designed in accordance with conditions and practices in the countries concerned. Net periodic pension benefit cost is based on periodic actuarial valuations which use the projected unit credit method of calculation and was charged to the Statements of Operations on a systematic basis over the expected average remaining service lives of current participants. Contribution amounts were determined based on the advice of professionally qualified actuaries in the countries concerned. The benefits under the defined benefit plans were based on various factors, such as years of service and compensation.

The net periodic benefit cost for all U.S. and non-U.S. defined benefit pension plans for the year ended September 30, 2005 was as follows:

	U.S. Plans	Non-U.S. Plans
	2005	2005
Service Cost	$0.3	$0.3
Interest Cost	2.0	0.2
Expected return on plan assets	(2.1)	(0.1)
Amortization of net actuarial loss	0.8	—
Curtailment/settlement loss	—	0.3
Net periodic benefit costs	$1.0	$0.7

Weighted-average assumptions used to determine net pension costs during the period:
Discount rate	6.00%	5.68%
Expected return on plan assets	8.00%	6.75%
Rate of compensation increase	4.25%	3.62%

In determining the expected return on plan assets, the Predecessor considered the relative weighting of plan assets by class and individual asset class performance expectations as provided by its external advisors.  Although the Predecessor did not buy or sell any Tyco stock as a direct investment for its pension funds, due to external investment management of the funds, the plans may have indirectly held Tyco stock. The aggregate amount of the shares would not be considered material relative to the total fund assets.  The Predecessor’s funding policy was to make contributions in accordance with the laws and customs of the various countries in which it operates as well as to make discretionary voluntary contributions from time-to-time.

Defined Contribution Retirement Plans—Certain employees of the Predecessor that were employed full-time were eligible to participate in Tyco’s 401(k) retirement plan. Participants elected to defer a percentage of their salary through payroll deductions and direct their contributions into different funds established by Tyco. The Predecessor provided for matching contributions in the amount of 100% of up to 5% of salary. The expense associated with the matching contribution was $6.1 million for 2005. Certain employees of the Company were also eligible to participate in Tyco’s Supplemental Executive Retirement Plan (“SERP”). This plan was nonqualified and restored the employer match that certain employees lost due to IRS limits on eligible compensation under the defined contribution plan. Expense related to the SERP was $0.2 million for 2005.

Deferred Compensation Plans—Certain employees of the Company participated in Tyco’s nonqualified deferred compensation plans, which permitted eligible employees to defer a portion of their compensation. A record keeping account was set up for each participant and the participant choose from a variety of measurement funds for the deemed investment of their accounts. The measurement funds corresponded to a number of funds in Tyco’s 401(k) plans and the account balance fluctuated with the investment returns on those funds. Deferred compensation expense was $0.3 million in fiscal 2005.

Postretirement Benefit Plans—Net periodic postretirement benefit cost for the years ended September 30, 2005 was as follows:

2005
Interest cost	$0.1
Amortization of net actuarial loss	—
Net periodic postretirement benefit cost	$0.1
Weighted-average discount rate used to determine net postretirement benefit cost during the period	5.50%

For measurement purposes, for the year ended September 30, 2005, composite annual rates of increase in the per capita cost of covered health care benefits were assumed to be 11.6%. At September 30, 2005, the composite annual rate of increase in health care benefit costs was assumed to decrease gradually to 5.0% by the year 2013 and remain at that level thereafter.

A one-percentage-point change in assumed healthcare cost trend rates would have the following effects:

	1-Percentage-Point Increase	1-Percentage-Point Decrease
Effect on total of service and interest cost	$—	$—
Effect on postretirement benefit obligation	0.5	(0.2)

In December 2003, the US enacted into law the “Medicare Prescription Drug, Improvement and Modernization Act of 2003” (the Act). The Act introduces a prescription drug benefit under Medicare (Medicare Part D), as well as a U.S. federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. Certain of the Company’s retiree medical programs already provided prescription drug coverage for retirees over age 65 that were at least as generous as the benefits provided under Medicare. This Act reduced the Predecessor’s obligation in these instances. The Predecessor included the effects of the Act in its Financial Statements by reducing net periodic benefit cost by $0.3 million for the year ended September 30, 2005, and reflecting an actuarial gain which reduced its accumulated post retirement benefit obligation by approximately $2.7 million at September 30, 2005.

8.  Restructuring and Other Expenses

During February 2007, the Company conducted a facilities utilization review and made the decision to close a manufacturing operation within its Coated Products division in Meridian, Mississippi. This facility was closed during the fourth quarter of 2007, with certain of its operations transferred to other facilities.

During April 2007, the Company announced its intention to shut down a manufacturing facility within its Closed Top division located in Oxnard, California. The business from this facility has been moved to other existing facilities. Also during April 2007, the Company announced that it would close the Covalence corporate headquarters in Bedminster, NJ and the Company’s coatings division headquarters in Shreveport, LA. The reorganization was part of the integration plan to consolidate certain corporate functions at the Company’s headquarters in Evansville, Indiana and to consolidate the adhesives and coatings segment into one new segment called tapes/coatings.

During July 2007 the Company announced a restructuring of the operations within its Flexible Films division, including the closure of five manufacturing facilities in Yonkers, California; Columbus, Georgia; City of Industry, California; and Santa Fe Springs, California.  The Company subsequently announced in September 2007 that they would close the Sparks, Nevada facility. The closure of these facilities is expected to be completed at the end of 2007.

The table below sets forth the Company’s estimate of the total cost of the restructuring programs, the portion recognized through September 29, 2007 and the portion expected to be recognized in a future period:

	Expected Total Costs	Recognized During Fiscal 2007	To be Recognized in Future
Severance and termination benefits	$7.8	$7.5	$0.3
Facility exit costs	16.3	11.3	5.0
Asset impairment	18.1	18.1	—
Other	7.0	2.2	4.8
Total	$49.2	$39.1	$10.1

The table below sets forth the significant components of the restructuring charges recognized through September 29, 2007, by segment:

	Tapes and Coatings	Flexible Films	Corporate	Rigid Closed Top	Total
Severance and termination benefits	$0.8	$3.0	$3.5	$0.2	$7.5
Facility exit costs	0.3	4.2	1.9	4.9	11.3
Asset impairment	3.4	14.7	—	—	18.1
Other	1.6	0.2	—	0.4	2.2
Total	$6.1	$22.1	$5.4	$5.5	$39.1

The table below sets forth the activity with respect to the restructuring accrual at September 30, 2006 and September 29, 2007:

	Employee Severance and Benefits		Facilities Exit Costs	Other		Non-cash Charges		Total
Balance at September 30, 2006	$	―	$1.2	$	―	$	―	$1.2
Charges		7.5	11.3		2.2		18.1	39.1
Non-cash charges		―	―		―		$(18.1)	$(18.1)
Cash payments		(4.5)	(2.1)		(2.2)		―	(8.8)
Balance at September 29, 2007		$3.0	$10.4	$	―	$	―	$13.4

The employee severance and termination benefits relate to the elimination of approximately 430 employees from the various manufacturing and administrative facilities. The facilities exit costs include $10.8 million of lease termination costs related to the City of Industry, Santa Fe Springs, Yonkers, Bedminster, Shreveport and Oxnard facilities. The estimated costs are net of expected sublease income. The asset impairment charge relates to land, building and equipment located at each of the facilities, determined to be impaired as a result of the decision to close those facilities.

The restructuring costs accrued as of September 29, 2007 will result in future cash outflows. The charges recognized in the period ending September 29, 2007 have been reported as restructuring expense in these Consolidated Statements of Operations. The remaining liability as of September 29, 2007 has been included within Accrued Expenses on the Consolidated Balance Sheet.

9.  Related Party Transactions

Apollo Management Fee

The Company is charged a management fee by Apollo Management, L.P., an affiliate of its principal stockholder and Graham Partners, for the provision of management consulting and advisory services provided throughout the year.  The management fee is the greater of $3.0 million or 1.25% of adjusted EBITDA.  In addition, Apollo and Graham have the right to terminate the agreement at any time, in which case Apollo and Graham will receive additional consideration equal to the present value of $21 million less the aggregate amount of annual management fees previously paid to Apollo and Graham, and the employee stockholders will receive a pro rata payment based on such amount.

Old Covalence was charged a management fee by Apollo Management V, L.P., an affiliate of its principal stockholder, for the provision of management consulting and advisory services provided throughout the year.  The annual management fee was the greater of $2.5 million or 1.5% of adjusted EBITDA.  This agreement was terminated effective with the Merger.

The Old Covalence fee was payable at the beginning of each fiscal year and the Company’s fee is paid quarterly.  Old Covalence paid $2.5 million in the period from February 17 to September 30, 2006 and an additional $2.5 million during the year ended September 29, 2007.  Old Berry Holding paid $0.7 million to entities affiliated with Apollo Management, L.P. and $0.1 million to entities affiliated with Graham Partners, Inc. for the period from February 17 to September 30, 2006.  Old Berry Holding and the Company paid $2.5 million to entities affiliated with Apollo Management, L.P. and $0.5 million to entities affiliated with Graham Partners, Inc. for the fiscal year ended September 29, 2007.

Apollo Transaction Fees

In connection with the acquisition of Old Covalence Holding, Old Covalence paid a $10 million fee to entities affiliated with Apollo Management, L.P. for various services performed by it and its affiliates in connection with the transaction.  In connection with the acquisition of Old Berry Group, the Company paid $18.1 million to entities affiliated with Apollo Management, L.P. and $2.3 million to entities affiliated with Graham Partners, Inc. for advisory and other services.

12.  Stockholders’ Equity

In connection with the acquisition of BPC Holding Corporation, Apollo and Graham and certain employees who invested in Old Berry Group entered into a stockholders agreement.  The stockholders agreement provides for, among other things, a restriction on the transferability of each such person’s equity ownership in us, tag-along rights, drag-along rights, piggyback registration rights and repurchase rights by Berry Group in certain circumstances.

On June 7, 2007, Group’s Board of Directors declared a special one-time dividend of $77 per common share to shareholders of record as of June 6, 2007.  The dividend was paid June 8, 2007, which reduced Group’s shareholders’ equity for owned shares by approximately $530.2 million.  In connection with this dividend, the Company paid a dividend of approximately $87.0 million to Berry Group.  This dividend is reflected as a reduction of Contributed equity from parent.

Notes Receivable from Management

Berry Group has adopted an employee stock purchase program pursuant to which a number of non-executive employees had the opportunity to invest in Berry Group on a leveraged basis. In the event that an employee defaults on a promissory note used to purchase such shares, Berry Group’s only recourse is to the shares of Berry Group securing the note. In this manner, non-executive management acquired 98,052 shares in the aggregate at the time of the Apollo Berry Merger.  Certain of these amounts were repaid by the employees in connection with the special one-time dividend.

2006 Equity Incentive Plan

In connection with Apollo’s acquisition of Old Berry Holding, Berry Group adopted an equity incentive plan pursuant to which options to acquire up to 577,252 shares of Group’s common stock may be granted (the “2006 Equity Incentive Plan”).  In fiscal 2007, the plan was amended to allow for an additional 45,000 options to be granted.  Options granted under the 2006 Equity Incentive Plan may not be assigned or transferred, except to Berry Group or by will or the laws of descent or distribution.  The 2006 Equity Incentive Plan terminates ten years after adoption and no options may be granted under the plan thereafter.  The 2006 Equity Incentive Plan allows for the issuance of non-qualified options, options intended to qualify as “incentive stock options” within the meaning of the Internal Revenue Code of 1986, as amended, and stock appreciation rights.  The employees participating in the 2006 Equity Incentive Plan receive options and stock appreciation rights under the 2006 Equity Incentive Plan pursuant to individual option and stock appreciation rights agreements, the terms and conditions of which are substantially identical.  Each option agreement provides for the issuance of options to purchase common stock of Berry Group.  Options granted under the 2006 Equity Incentive Plan prior to the Merger had an exercise price per share that either (1) was fixed at the fair market value of a share of common stock on the date of grant or (2) commenced at the fair market value of a share of common stock on the date of grant and increases at the rate of 15% per year during the term.  Some options granted under the plan become vested and exercisable over a five-year period based on continued service.  Other options become vested and exercisable based on the achievement by the Company of certain financial targets  Upon a change in control, the vesting schedule with respect to certain options accelerate for a portion of the shares subject to such options.  Since Berry Group’s common stock is not highly liquid, except in certain limited circumstances, the stock options may not be redeemable.

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

During fiscal 2007, the Group also clarified the anti-dilution provisions of its stock option plans to require payment of special dividends to holders of outstanding stock options.   In connection with the $77 per share dividend paid in fiscal 2007, holders of vested stock options received $13.7 million, while an additional $34.5 million will be paid to nonvested option holders on the second anniversary of the dividend grant date (assuming the nonvested option holders remain employed by the Company).

This resulted in the immediate expensing of $13.7 million related to the payment of dividends on vested awards, less $0.8 million that was expensed in prior periods, and will result in $34.5 million of additional expense that will be recognized over the two-year service period beginning June 8, 2007.  Of this $34.5 million, $5.3 million has been recognized as of September 29, 2007.  Berry Group recognizes the offset to this expense as a liability which is held pursuant to a rabbi trust arrangement.  Earnings on the rabbi trust are recognized by Berry Group and pushed down to the Company.  For the year-ended September 29, 2007, the Company has recognized $0.6 million of compensation expense related to earnings on the rabbi trust holdings.

Information related to the 2006 Equity Incentive Plan is as follows:

	September 29, 2007		September 30, 2006
	Number Of Shares	Weighted Average Exercise Price	Number Of Shares	Weighted Average Exercise Price
Options outstanding, beginning of period	500,184	$ 100	—	$ —
Options granted	135,358	100	500,184	100
Options exercised or cash settled	—	—	—	—
Options forfeited or cancelled	(16,922)	100	—	—
Options outstanding, end of period	618,620	$100	500,184	$100

Option price range at end of period	$100		$100
Options exercisable at end of period	177,605		12,000
Options available for grant at period end	3,632		77,068
Weighted average fair value of options granted during period	$19		$19

The following table summarizes information about the options outstanding at September 29, 2007:

Range of Exercise Prices	Number Outstanding at September 29, 2007	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at September 29, 2007
$100	618,620	9 years	$100	177,605

Shares issued under the stock-based compensation plans are usually issued from shares of common stock held in treasury. Stock compensation is included in the General and administrative line on the Consolidated Statements of Operations. As of September 29, 2007, the total remaining unrecognized compensation cost related to nonvested stock options approximated $32.2 million, which will be amortized over the weighted-average remaining requisite service period of 2 years.

2006 Old Covalence Equity Incentive Plan

Old Covalence had one share-based compensation plan, which is described below.  The compensation cost that has been charged against income for that plan was $0.3 million for the period February 17, 2006 through September 30, 2006 and $0.1 million for the fiscal year ended September 29, 2007.  No grants were made under this plan following the Merger.

In February 2006, Old Covalence Holding adopted the 2006 Long Term Incentive Plan (“LTIP”).  Under the plan selected senior members of Old Covalence management were offered the right to purchase common and perpetual preferred stock of Old Covalence Holding.  In addition to this investment, this group received stock options in direct proportion to their investment.  Members of management that choose not to invest in the Company were granted 1,000 options as part of the LTIP.  In addition, under the plan Holdings may grant restricted stock to employees as well as allowing employees to purchase shares of Holdings common stock.  There are 900,000 authorized shares available for grant or purchase under this plan.

In connection with the Merger substantially all options outstanding under the Old Covalence LTIP were forfeited.  Certain employees that continued as management in Berry Holding were granted options in the 2006 Equity Incentive Plan.  No options have been exercised under the Old Covalence LTIP.

11.  Segment and Geographic Data

In connection with the closing of the Merger, Berry organized its operations into four reportable segments: rigid open top, rigid closed top, flexible films, and tapes and coatings.  Selected information by reportable segment is presented in the following table:

	Company		Predecessor
	Year ended September 29, 2007	Period from February 17 to September 30, 2006	Period from October 1, 2005 to February 16, 2006	Year ended September 30, 2005
Net Revenue
Flexible Films	$1,042.8	705.5	449.5	1,129.2
Tapes and Coatings	536.7	392.7	221.4	608.8
Rigid Open Top	881.3	27.0	—	—
Rigid Closed Top	598.0	19.4	—	—
Less intercompany revenue	(3.8)	(5.8)	(4.0)	(12.8)
	$3,055.0	1,138.8	666.9	1,725.2
Operating income
Flexible Films	$(23.6)	4.2	22.8	34.4
Tapes and Coatings	(10.6)	21.2	9.7	37.8
Rigid Open Top	69.9	(0.4)	—	—
Rigid Closed Top	31.7	(0.4)	—	—
Corporate-Covalence	—	(16.8)	(5.6)	(8.7)
	$67.4	7.7	26.9	63.5
Depreciation and amortization
Flexible Films	51.2	27.6	9.6	25.4
Tapes and Coatings	38.4	22.6	5.9	16.0
Rigid Open Top	77.3	2.1	—	—
Rigid Closed Top	53.3	1.4	—	—
Corporate-Covalence	—	0.9	0.1	0.2
	220.2	54.6	15.6	41.6

	September 29, 2007	September 30, 2006
Total Assets
Flexible Films	$683.5	676.9
Tapes and Coatings	414.8	449.9
Rigid Open Top	1,746.6	1,950.8
Rigid Closed Top	1,024.5	666.9
Corporate – Covalence	—	76.9
	$3,869.4	3,821.4
Goodwill
Flexible Films	$23.7	—
Tapes and Coatings	5.8	—
Rigid Open Top	646.3	558.4
Rigid Closed Top	456.2	430.8
	$1,132.0	989.2

12.  Guarantor and Non-Guarantor Financial Information

Berry Holding, a wholly owned subsidiary of Berry Plastics Group, Inc., has notes outstanding which are fully and unconditionally guaranteed by Berry Plastics Holding Corporation’s domestic subsidiaries.  Separate financial statements and other disclosures concerning the Parent Company and Guarantor Subsidiaries are not presented because they are 100% wholly-owned by the Parent Company and Guarantor Subsidiaries have fully and unconditionally guaranteed such debt on a joint and several basis.  The following tables present consolidating financial information for the Parent Company, Guarantor Subsidiaries and Non-Guarantor Subsidiaries of Berry Holding.  The equity method of accounting is used to reflect investments of the Parent Company in its Guarantor and Non-Guarantor Subsidiaries.  The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions. More than 95% of the Company’s revenue is in North America.  In addition, more than 95% of the Company’s property and equipment is located in North America.  The Company has restated its previously reported financial information for the year ended September 30, 2005 and the period from October 1, 2005 through February 16, 2006, to correctly present the financial information of the Parent Company and Guarantor Subsidiaries separately in accordance with Rule 3-10(f) of Regulation S-X.

Condensed Supplemental Consolidated or Combined Statement of Operations

(Company)	Year ended September 29, 2007
	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net revenue, including related party revenue	$973.4	$1,910.4	$187.0	$(15.8)	$3,055.0
Cost of sales	888.1	1,542.2	168.9	(15.8)	2.583.4
Gross profit	85.3	368.2	18.1	—	471.6
Selling, general and administrative expenses	(78.6)	388.0	12.6	(0.5)	321.5
Restructuring and impairment charges, net	39.1	—	—	—	39.1
Other operating expenses	18.1	23.6	1.9	—	43.6
Operating income	106.7	(43.4)	3.6	0.5	67.4
Other (income) expense	—	—	—	—	—
Loss on extinguished debt	15.4	21.9	—	—	37.3
Interest expense, net	266.5	(10.9)	2.2	(20.2)	237.6
Equity in net income of subsidiaries	(9.4)	(2.0)	—	11.4	—
Income (loss) before income taxes	(165.8)	(52.4)	1.4	9.3	(207.5)
Minority interest	(2.7)	—	—	—	(2.7)
Income tax expense (benefit)	(18.0)	(72.7)	2.1	—	(88.6)
Net income (loss)	$(145.1)	$20.3	$(0.7)	$9.3	$(116.2)

(Company)	Period from February 17, 2006 to September 30, 2006
	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries		Eliminations	Total
Net revenue, including related party revenue	$666.8	$385.8	$109.4		$(23.2)	$1,138.8
Cost of sales	619.6	329.0	93.1		(18.8)	1,022.9
Gross profit	47.2	56.8	16.3		(4.4)	115.9
Selling, general and administrative expenses	59.9	41.0	6.8		—	107.7
Restructuring and impairment charges, net	—	0.5	—		—	0.5
Operating income	(12.7)	15.3	9.5		(4.4)	7.7
Other (income) expense	(1.4)	(5.0)	5.1		—	(1.3)
Loss on extinguished debt	54.6	—	1.0		—	55.6
Interest expense, net.	1.0	3.4	0.1		—	4.5
Equity in net income of subsidiaries	17.8	(0.3)	—		(17.5)	—
Income (loss) before income taxes	(49.1)	16.6	3.3		(21.9)	(51.1)
Minority interest.	(1.8)	—	—		—	(1.8)
Income tax expense (benefit)	(16.1)	(3.7)	1.7		—	(18.1)
Net income (loss)	$(31.2)	$20.3	$1.6	$	$(21.9)	$(31.2)

(Predecessor)	Period from October 1, 2005 to February 16, 2006
	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net revenue, including related party revenue	$420.4	$196.3	$52.8	$(2.6)	$666.9
Cost of sales	369.6	168.5	43.1	(2.2)	579.0
Gross profit	50.8	27.8	9.7	(0.4)	87.9
Charges and allocations from Tyco International, Ltd. and affiliates	1.3	9.1	—	—	10.4
Selling, general and administrative expenses	28.7	17.6	3.7	—	50.0
Restructuring and impairment charges, net	0.6	—	—	—	0.6
Operating income	20.2	1.1	6.0	(0.4)	26.9
Other (income) expense	7.9	(9.6)	1.7	—	—
Interest expense, net	1.6	0.1	0.4	—	2.1
Interest expense (income), net – Tyco International Ltd. and affiliates	7.8	(2.3)	—	—	5.5
Equity in net income of subsidiaries	14.8	—	—	(14.8)	—
Income (loss) before income taxes	17.7	12.9	3.9	(15.2)	19.3
Income tax expense (benefit)	—	—	1.6	—	1.6
Net income (loss)	$17.7	$12.9	$2.3	$(15.2)	$17.7

(Predecessor)	Year ended September 30, 2005
	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net revenue, including related party revenue	$1053.1	$549.4	$129.1	$(6.4)	$1,725.2
Cost of sales	914.6	460.2	107.9	(5.3)	1,477.4
Gross profit	138.5	89.2	21.2	(1.1)	247.8
Charges and allocations from Tyco International, Ltd. and affiliates	45.5	10.0	0.9	—	56.4
Selling, general and administrative expenses	63.5	51.5	9.6	—	124.6
Restructuring and impairment charges, net	2.9	0.1	0.3	—	3.3
Operating income	26.6	27.6	10.4	(1.1)	63.5
Other (income) expense	6.1	(12.9)	6.8	—	—
Interest expense, net	(3.3)	8.1	(0.3)	—	4.5
Interest expense (income), net – Tyco International Ltd. and affiliates	12.1	(0.1)	0.1	—	11.2
Equity in net income of subsidiaries	35.2	—	—	(35.2)	—
Income (loss) before income taxes	46.9	33.4	3.8	(36.3)	47.8
Income tax expense (benefit)	2.9	—	0.9	—	3.8
Net income (loss)	$44.0	$33.4	$2.9	$(36.3)	$44.0

Condensed Supplemental Consolidated Balance Sheet
As of September 29, 2007
($ in millions)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$0.9	$7.7	$6.0	$—	$14.6
Accounts receivable, net of allowance for doubtful accounts	135.9	207.9	28.7	—	372.5
Inventories	138.4	221.6	25.3	—	385.3
Prepaid expenses and other current assets	3.0	52.4	12.0	—	67.4
Total current assets	278.2	489.6	72.0	—	839.8
Property, plant and equipment, net	211.7	538.9	34.4	—	785.0
Intangible assets, net	218.8	2,007.1	16.2	—	2,242.1
Investment in Subsidiaries	1.588.6	—	—	(1,588.6)	—
Other assets	2.3	0.2	—	—	2.5
Total Assets	$2,299.6	$3,035.8	$122.6	$(1,588.6)	$3,869.4
Liabilities and Equity
Current liabilities:
Accounts payable	$109.7	$140.2	$13.3	$—	$263.2
Accrued and other current liabilities	78.4	100.9	10.1	—	189.4
Long-term debt—current portion	12.0	5.1	0.3	—	17.4
Intercompany accounts, net	—	—	—	—	—
Total current liabilities	200.1	246.2	23.7	—	470.0
Long-term debt	2,675.2	16.9	1.2	—	2,693.3
Deferred tax liabilities	31.1	183.9	2.7	—	217.7
Other non current liabilities	20.2	15.2	2.9	—	38.3
Total long-term liabilities	2,726.5	216.0	6.8	—	2,949.3
Total Liabilities	2,926.6	462.2	30.5	—	3,419.3
Commitments and contingencies
Minority interest	—	—	—	—	—
Contributions from Holdings		2,142.2	44.5	(1,588.6)	598.1
Stock	(409.2)	368.5	40.7	—	—
Retained earnings (deficit)	(217.6)	62.9	2.8	—	(151.9)
Cumulative translation	(0.3)	—	4.10.2	—	3.8
Total Equity	(627.1)	2,573.6	92.1	(1,588.6)	450.0
Total Liabilities and Equity	$2,299.6	$3,035.8	$122.6	$(1,588.6)	$3,869.4

Condensed Supplemental Combined Balance Sheet
As of September 30, 2006

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$62.3	$15.0	$5.8	$—	$83.1
Accounts receivable, net of allowance for doubtful accounts	124.9	204.7	27.5	—	357.1
Inventories	158.3	222.8	24.0	—	405.1
Prepaid expenses and other current assets	10.1	35.8	12.7	—	58.6
Total current assets	355.6	478.3	70.0	—	903.9
Property, plant and equipment, net	219.4	556.5	40.7	—	816.6
Intangible assets, net	1,835.6	192.1	7.7	—	2,035.4
Investment in Subsidiaries	353.2	24.1	—	(377.3)	—
Other assets	64.9	0.6	—	—	65.5
Total Assets	$2,828.7	$1,251.6	$118.4	$(377.3)	$3,821.4
Liabilities and Equity
Current liabilities:
Accounts payable	$108.2	$147.8	$16.1	$—	$272.1
Accrued and other current liabilities	63.2	102.0	8.3	—	173.5
Long-term debt—current portion	9.8	5.9	0.3	—	16.0
Intercompany accounts, net	(468.1)	417.8	45.9	4.4	—
Total current liabilities	(286.9)	673.5	70.6	4.4	461.6
Long-term debt.	2,593.2	18.3	0.8	—	2,612.3
Deferred tax liabilities	47.4	199.1	3.1	—	249.6
Other non current liabilities	0.3	20.9	1.9	—	23.1
Total long-term liabilities	2,640.9	238.3	5.8	—	2,885.0
Total Liabilities	2,354.0	911.8	76.4	4.4	3,346.6
Commitments and contingencies
Minority interest	65.2	—	—	—	65.2
Contributions from Holdings	190.8	368.5	35.1	(403.6)	190.8
Stock	—	—	24.1	(24.1)	—
Additional paid-in capital	249.8	—	—	—	249.8
Retained deficit	(31.2)	(28.7)	(17.4)	46.1	(31.2)
Cumulative translation	0.1	—	0.20.2	(0.1)	0.2
Total Equity	409.5	339.8	42.0	(381.7)	409.6
Total Liabilities and Equity	$2,828.7	$1,251.6	$118.4	$(377.3)	$3,821.4

Condensed Supplemental Consolidated or Combined Statement of Cash Flows

(Company)	Year ended September 29, 2007
	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Cash Flow from Operating Activities	$23.6	$115.6	$(1.9)	$—	$137.3

Cash Flow from Investing Activities
Purchase of property, plant, and equipment	(16.4)	(75.7)	(7.2)	—	(99.3)
Proceeds from disposal of assets	—	0.8	10.0	—	10.8
Acquisition of business net of cash acquired	(30.0)	(45.8)	—	—	(75.8)
Net cash used in investing activities	(46.4)	(120.7)	2.8	—	(164.3)

Cash Flow from Financing Activities
Borrowings of long-term debt	1.232.6	—	0.4	—	1,233.0
Equity contributions	(102.5)	—	—	—	(102.5)
Repayment of long-term debt	(1,159.0)	(2.2)	—	—	(1,161.2)
Debt financing costs	(9.7)	—	—	—	(9.7)
Net cash provided by financing activities	(38.6)	(2.2)	0.4	—	(40.4)
Effect of currency translation on cash	—	—	(1.1)	—	(1.1)
Net increase in cash and cash equivalents	(61.4)	(7.3)	0.2	—	(68.6)
Cash and cash equivalents at beginning of period	62.3	15.0	5.8	—	83.1
Cash and cash equivalents at end of period	$0.9	$7.7	$6.0	$—	$14.6

(Company)	Period from February 17 to September 30, 2006
	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Cash Flow from Operating Activities	$50.8	$45.1	$0.8	$—	$96.7

Cash Flow from Investing Activities
Purchase of property, plant, and equipment	(18.7)	(15.4)	(0.7)	—	(34.8)
Proceeds from disposal of assets	0.6	—	0.2	—	0.8
Acquisition of business net of cash acquired	(3,205.7)	(14.7)	2.4	—	(3,218.0)
Net cash used in investing activities	(3,223.80)	(30.1)	1.9	—	(3,252.0)

Cash Flow from Financing Activities
Issuance of long-term debt	2,653.4	—	—	—	2,653.4
Equity contributions	680.8	—	—	—	680.8
Repayment of long-term debt	(50.7)	—	—	—	(50.7)
Long-term debt financing costs	(25.2)	—	—	—	(25.2)
Long-term debt refinancing costs	(45.8)	—	—	—	(45.8)
Net cash provided by financing activities	3,212.5	—	—	—	3,212.5
Effect of currency translation on cash	—	—	(1.1)	—	(1.1)
Net increase in cash and cash equivalents	39.5	15.0	1.6	—	56.1
Cash and cash equivalents at beginning of period	22.8	—	4.2	—	27.0
Cash and cash equivalents at end of period	$62.3	$15.0	$5.8	$—	$83.1

(Predecessor)	Period from October 1, 2005 to February 16, 2006
	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Cash Flow from Operating Activities	$(126.2)	$3.8	$3.2	$—	$(119.2)

Cash Flow from Investing Activities
Purchase of property, plant, and equipment	(9.2)	(2.8)	(0.2)	—	(12.2)
Proceeds from disposal of assets	3.0	—	0.1	—	3.1
Acquisition of business net of cash acquired	—	—	—	—	—
Net cash used in investing activities	(6.2)	(2.8)	(0.1)	—	(9.1)

Cash Flow from Financing Activities
Change in book overdraft	(9.8)	(4.4)	—	—	(14.2)
Payments of capital lease obligations	(59.4)	(20.0)	—	—	(79.4)
Distributions to minority interests	(2.2)	(0.6)	2.8	—	—
Change in Predecessor parent company investment	203.8	24.4	(4.0)	—	224.2
Net cash provided by financing activities	132.4	(0.6)	(1.2)	—	130.6
Effect of currency translation on cash	—	—	(0.2)	—	(0.2)
Net increase in cash and cash equivalents	—	0.4	1.7	—	2.1
Cash and cash equivalents at beginning of period	—	0.1	2.6	—	2.7
Cash and cash equivalents at end of period	$—	$0.5	$4.3	$—	$4.8

(Predecessor)	Year ended September 30, 2005
	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Cash Flow from Operating Activities	$27.2	$62.0	$28.1	$—	$117.3

Cash Flow from Investing Activities
Purchase of property, plant, and equipment	(17.3)	(11.8)	(3.0)	—	(32.1)
Proceeds from disposal of assets	2.9	—	—	—	2.9
Acquisition of business net of cash acquired	—	—	—	—	—
Net cash used in investing activities	(14.4)	(11.8)	3.0	—	(29.2)

Cash Flow from Financing Activities
Change in book overdraft	(13.2)	1.1	—	—	(12.1)
Payments of capital lease obligations	(31.0)	(30.0)	(0.1)	—	(61.1)
Change in Predecessor parent company investment	32.3	(20.0)	(25.5)		(13.2)
Distributions to minority interests	(1.4)	(1.5)	0.1	—	(2.8)
Net cash provided by financing activities	(13.3)	(50.4)	(25.5)	—	(89.2)
Effect of currency translation on cash	—	—	0.1	—	0.1
Net increase in cash and cash equivalents	(0.5)	(0.2)	(0.3)	—	(1.0)
Cash and cash equivalents at beginning of period	0.5	0.3	2.9	—	3.7
Cash and cash equivalents at end of period	$—	$0.1	$2.6	$—	$2.7

13.	Quarterly Financial Data (Unaudited)

The following table contains selected unaudited quarterly financial data for fiscal years 2007 and 2006.

	2007				2006
					Predecessor	Predecessor	Successor	Successor	Successor
	First	Second	Third	Fourth	First	Second	Second	Third	Fourth

Net sales	$703.6	$741.6	$807.3	$802.5	$450.2	$216.7	$205.8	$442.5	$490.5
Cost of sales	617.2	619.9	667.9	678.4	385.5	193.5	183.4	403.9	435.6
Gross profit	$86.4	$121.7	$139.4	$124.1	$64.7	$23.2	$22.4	$38.6	$54.9

Net income	$(30.3)	$(14.1)	$(46.0)	$(25.8)	$16.4	$1.3	$(1.1)	$(18.6)	$(11.5)

14.  Subsequent Events

On December 19, 2007, Holding and certain of it subsidiaries entered into a sale lease back transaction pursuant to which Holding sold its manufacturing facilities located in Baltimore, Maryland; Evansville, Indiana; and Lawrence, Kansas.

On December 20, 2007, Holding acquired all of the outstanding shares of MAC Closures, Inc., a Canadian corporation, through its newly formed Subsidiary BerryMac Acquisition Limited for approximately CN$72 million.  MAC Closures has manufacturing locations in Waterloo, Quebec and Oakville, Ontario.

On December 21, 2007, Holding announced that it entered into a definitive agreement to acquire Captive Holdings, Inc., the parent company of Captive Plastics, Inc., a leading manufacturer of blow molded plastic bottles for approximately $500 million.  Captive Plastics, Inc. and Berry's rigid business have significant customer overlap, similar processes and similar products.  Subject to customary closing conditions, the parties expect to close the acquisition in the first quarter of 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of December, 2007.

BERRY PLASTICS HOLDING CORPORATION

By    /s/ Ira G. Boots
Ira G. Boots
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Ira G. Boots	Chairman of the Board of Directors, Chief Executive Officer and Director (Principal Executive Officer)	December 26, 2007
Ira G. Boots
/s/ James M. Kratochvil	Executive Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)	December 26, 2007
James M. Kratochvil
/s/ Robert V. Seminara	Director	December 26, 2007
Robert V. Seminara
/s/ Anthony M. Civale	Director	December 26, 2007
Anthony M. Civale

S-1

  Supplemental Information To Be Furnished With Reports Filed Pursuant To Section
15(d) Of The Act By Registrant Which Has Not Registered Securities Pursuant To
Section 12 Of The Act

The Registrant has not sent any annual report or proxy material to security holders.

S-2

EXHIBIT INDEX
Index No.	Description of Exhibit
2.1
Agreement and Plan of Merger and Corporate Reorganization, dated as of March 9, 2007, between Covalence Specialty Materials Holding Corp. and Berry Plastics Group, Inc. (incorporated herein by reference to our Registration Statement Form S-4, filed on May 14,2007)

4.1
Indenture, by and between BPC Acquisition Corp. (and following the merger of BPC Acquisition Corp. with and into BPC Holding Corporation, BPC Holding Corporation, as Issuer, and certain Guarantors) and Wells Fargo Bank, National Association, as Trustee, relating to $525,000,000 87/8% Second Priority Senior Secured Fixed Rate Notes due 2014 and $225,000,000 Second Priority Senior Secured Floating Rate Notes due 2014, dated as of September 20, 2006 (incorporated herein by reference to Exhibit 4.1 to our Registration Statement Form S-4, filed on November 2, 2006)

4.2
First Supplemental Indenture, by and among BPC Holding Corporation, certain guarantors, BPC Acquisition Corp., and Wells Fargo Bank, National Association, as Trustee, dated as of September 20, 2006 (incorporated herein by reference to Exhibit 4.2 to our Registration Statement Form S-4, filed on November 2, 2006)

4.3
Registration Rights Agreement, by and among BPC Acquisition Corp., BPC Holding Corporation, the subsidiaries of BPC Holding Corporation, Deutsche Bank Securities Inc., Credit Suisse Securities (USA) LLC, Citigroup Global Markets Inc., J.P. Morgan Securities Inc., Banc of America Securities LLC, Lehman Brothers Inc., Bear, Stearns & Co., and GE Capital Markets, Inc., dated as of September 20, 2006 (incorporated herein by reference to Exhibit 4.3 to our Registration Statement Form S-4, filed on November 2, 2006)

4.4
Collateral Agreement, by and among BPC Acquisition Corp., as Borrower, each Subsidiary of the Borrower identified therein, and Wells Fargo Bank, N.A., as Collateral Agent, dated as of September 20, 2006 (incorporated herein by reference to Exhibit 4.4 to our Registration Statement Form S-4, filed on November 2, 2006)

10.1
Note Purchase Agreement, among BPC Acquisition Corp. and Goldman, Sachs & Co., as Initial Purchaser, and GSMP 2006 Onshore US, Ltd., GSMP 2006 Offshore US, Ltd., GSMP 2006 Institutional US, Ltd., GS Mezzanine Partners 2006 Institutional, L.P., as Subsequent Purchasers, relating to $425,000,000 Senior Subordinated Notes due 2016, dated as of September 20, 2006 (incorporated herein by reference to Exhibit 10.3 to our Registration Statement Form S-4, filed on November 2, 2006)

10.2
Indenture, by and between BPC Acquisition Corp. (and following the merger of BPC Acquisition Corp. with and into BPC Holding Corporation, BPC Holding Corporation, as Issuer, and certain Guarantors) and Wells Fargo Bank, National Association, as Trustee, relating to 11% Senior Subordinated Notes due 2016, dated as of September 20, 2006 (incorporated herein by reference to Exhibit 10.4 to our Registration Statement Form S-4, filed on November 2, 2006)

10.3
First Supplemental Indenture, by and among BPC Holding Corporation, certain guarantors, BPC Acquisition Corp., and Wells Fargo Bank, National Association, as Trustee, dated as of September 20, 2006 (incorporated herein by reference to Exhibit 10.5 to our Registration Statement Form S-4, filed on November 2, 2006)

10.4
 Exchange and Registration Rights Agreement, by and among BPC Acquisition Corp. and Goldman, Sachs & Co., GSMP 2006 Onshore US, Ltd., GSMP 2006 Offshore US, Ltd., and GSMP 2006 Institutional US, Ltd., dated as of September 20, 2006 (incorporated herein by reference to Exhibit 10.6 to our Registration Statement Form S-4, filed on November 2, 2006)

10.5(a)
U.S. $400,000,000 Amended and Restated Credit Agreement, dated as of April 3, 2007, by and among Covalence Specialty Materials Corp., Berry Plastics Group, Inc., certain domestic subsidiaries party thereto from time to time, Bank of America, N.A., as collateral agent and administrative agent, the lenders party thereto from time to time, and the financial institutions party thereto (incorporated herein by reference to Exhibit 10.1(a) to our Current Report on Form 8-K, filed on April 10, 2007)

10.5(b)
U.S. $1,200,000,000 Second Amended and Restated Credit Agreement, dated as of April 3, 2007, by and among Covalence Specialty Materials Corp., Berry Plastics Group, Inc., Credit Suisse, Cayman Islands Branch, as collateral and administrative agent, the lenders party thereto from time to time, and the other financial institutions party thereto (incorporated herein by reference to Exhibit 10.1(b) to our Current Report on Form 8-K, filed on April 10, 2007).

10.5(c)
Amended and Restated Intercreditor Agreement by and among Berry Plastics Group, Inc., Covalence Specialty Materials Corp., certain subsidiaries identified as parties thereto, Bank of America, N.A. and Credit Suisse, Cayman Islands Branch  as first lien agents, and Wells Fargo Bank, N.A., as trustee (incorporated herein by reference to Exhibit 10.1(d) to our Current Report on Form 8-K, filed on April 10, 2007).

10.5(d)
Indenture dated as of  February 16, 2006, among Covalence Specialty Materials Corp., the guarantors named therein and Wells Fargo Bank, National Association, as trustee (incorporated herein by reference to Exhibit 10.1(e) to our Current Report on Form 8-K, filed on April 10, 2007).

10.5(e)
First Supplemental Indenture dated as of  April 3, 2007, among Covalence Specialty Materials Corp. (or its successor), the guarantors identified on the signature pages thereto and Wells Fargo Bank, National Association, as trustee (incorporated herein by reference to Exhibit 10.1(f) to our Current Report on Form 8-K, filed on April 10, 2007).

10.5(f)
Second Supplemental Indenture dated as of  April 3, 2007, among Covalence Specialty Materials Corp. (or its successor), Berry Plastics Holding Corporation, the guarantors identified on the signature pages thereto and Wells Fargo Bank, National Association, as trustee (incorporated herein by reference to Exhibit 10.1(g) to our Current Report on Form 8-K, filed on April 10, 2007).

10.5(g)
Second Supplemental Indenture dated as of April 3, 2007, among Berry Plastics Holding Corporation (or its successor), the existing guarantors identified on the signature pages thereto, the new guarantors identified on the signature pages thereto and Wells Fargo Bank, National Association, as trustee (incorporated herein by reference to Exhibit 10.1(h) to our Current Report on Form 8-K, filed on April 10, 2007).

10.5(h)
Second Supplemental Indenture dated as of April 3, 2007, among Berry Plastics Holding Corporation (or its successor), the existing guarantors identified on the signature pages thereto, the new guarantors identified on the signature pages thereto and Wells Fargo Bank, National Association, as trustee (incorporated herein by reference to Exhibit 10.1(i) to our Current Report on Form 8-K, filed on April 10, 2007).

10.5(i)
Supplement No. 1 dated as of April 3, 2007 to the Collateral Agreement dated as of September 20, 2006 among Berry Plastics Holding Corporation, each subsidiary identified therein as a party and Wells Fargo Bank, National Association, as collateral agent (incorporated herein by reference to Exhibit 10.1(j) to our Current Report on Form 8-K, filed on April 10, 2007).

10.5(j)
Employment Agreement dated May 26, 2006 between Covalence Specialty Materials Corp. and Layle K. Smith (incorporated herein by reference to Exhibit 10.1(k) to our Current Report on Form 8-K, filed on April 10, 2007).

10.6
Management Agreement, among Berry Plastics Corporation, Berry Plastics Group, Inc., Apollo Management VI, L.P., and Graham Partners, Inc., dated as of September 20, 2006. (incorporated herein by reference to our Registration Statement Form S-4, filed on May 14,2007)

10.7
Termination Agreement, by and among Covalence Specialty Materials Holding Corp., Covalence Specialty Materials Corp., and Apollo Management V, L.P., dated as of April 3, 2007. (incorporated herein by reference to our Registration Statement Form S-4, filed on May 14,2007)

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

10.19
Amendment No. 3 to Employment Agreement, dated November 22, 1999 between Berry Plastics Corporation and G. Adam Unfried dated September 20, 2006. (incorporated herein by reference to our Registration Statement Form S-4, filed on May 14,2007)

10.20
Employment Agreement, dated October 4, 1996 between Berry Plastics Corporation and Randall J. Hobson (incorporated herein by reference to Exhibit 10.21 of the Company’s Current Annual Report on Form 10-K filed with the SEC on March 22, 2006).

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