Form 10-Q
period 2010-01-02
BERRY PLASTICS CORP
filed 2010-02-16
CIK 919465

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[X]         Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 2, 2010
or
[   ]         Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                                                                                                                    Commission File Number 033-75706-01
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

Indicate by check mark whether the registrants:  (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.  Yes [X]  No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes [   ]  No [   ]

Indicate by check mark whether the registrants are large accelerated filers, accelerated filers, or non-accelerated filers.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer [    ]     Accelerated filer  [    ]    Non-accelerated filer [  X  ]

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes [   ]  No [X]

As of February 16, 2010, all of the outstanding 100 shares of the Common Stock, $.01 par value, of Berry Plastics Corporation were held by Berry Plastics Group, Inc.

Table of Additional Registrant Guarantors

Exact Name	Jurisdiction of Organization	Primary Standard Industrial Classification Code Number	I.R.S. Employer Identification No.	Name, Address and Telephone Number of Principal Executive Offices
Aerocon, LLC	Delaware	3089	1948748	(a)
Berry Iowa, LLC	Delaware	3089	1382173	(a)
Berry Plastics Design, LLC	Delaware	3089	1689708	(a)
Berry Plastics Technical Services, Inc.	Delaware	3089	1029638	(a)
Berry Sterling Corporation	Delaware	3089	1749681	(a)
CPI Holding Corporation	Delaware	3089	1820303	(a)
Knight Plastics, Inc.	Delaware	3089	2056610	(a)
Packerware Corporation	Delaware	3089	0759852	(a)
Pescor, Inc.	Delaware	3089	3002028	(a)
Poly-Seal, LLC	Delaware	3089	0892112	(a)
Venture Packaging, Inc.	Delaware	3089	0368479	(a)
Venture Packaging Midwest, Inc.	Delaware	3089	1809003	(a)
Berry Plastics Acquisition Corporation III	Delaware	3089	1445502	(a)
Berry Plastics Opco, Inc.	Delaware	3089	0120989	(a)
Berry Plastics Acquisition Corporation V	Delaware	3089	4509933	(a)
Berry Plastics Acquisition Corporation VIII	Delaware	3089	0036809	(a)
Berry Plastics Acquisition Corporation IX	Delaware	3089	2184302	(a)
Berry Plastics Acquisition Corporation X	Delaware	3089	2184301	(a)
Berry Plastics Acquisition Corporation XI	Delaware	3089	2184300	(a)
Berry Plastics Acquisition Corporation XII	Delaware	3089	2184299	(a)
Berry Plastics Acquisition Corporation XIII	Delaware	3089	2184298	(a)
Berry Plastics Acquisition Corporation XV, LLC	Delaware	3089	2184293	(a)
Kerr Group, LLC	Delaware	3089	0898810	(a)
Saffron Acquisition, LLC	Delaware	3089	3293114	(a)
Setco, LLC	Delaware	3089	2374074	(a)
Sun Coast Industries, LLC	Delaware	3089	1952968	(a)
Cardinal Packaging, Inc.	Ohio	3089	1396561	(a)
Covalence Specialty Adhesives LLC	Delaware	2672	4104683	(a)
Covalence Specialty Coatings LLC	Delaware	2672	4104683	(a)
Caplas LLC	Delaware	3089	3888603	(a)
Caplas Neptune, LLC	Delaware	3089	5557864	(a)
Captive Holdings, Inc.	Delaware	3089	1290475	(a)
Captive Plastics, Inc.	New Jersey	3089	1890735	(a)
Grafco Industries Limited Partnership	Maryland	3089	1729327	(a)
Rollpak Acquisition Corporation	Indiana	3089	0512845	(a)
Rollpak Corporation	Indiana	3089	1582626	(a)
Pliant Corporation	Delaware	2673	2107725	(a)
Pliant Corporation International	Utah	2673	0473075	(a)
Pliant Film Products of Mexico, Inc.	Utah	2673	0500805	(a)
Pliant Packaging of Canada, LLC	Utah	2673	0580929	(a)
Uniplast Holdings Inc.	Delaware	2673	3999589	(a)
Uniplast U.S., Inc.	Delaware	2673	3199066	(a)
Superfos Packaging Inc.	Virginia	3089	1444795	(a)

(a)  101 Oakley Street, Evansville, IN 47710

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q includes "forward-looking statements," within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), with respect to our financial condition, results of operations and business and our expectations or beliefs concerning future events.  The forward-looking statements include, in particular, statements about our plans, strategies and prospects under the heading "Management’s Discussion and Analysis of Financial Condition and Results of Operations".  You can identify certain forward-looking statements by our use of forward-looking terminology such as, but not limited to, "believes," "estimates," "intends," "plans," "likely," "will," "would," "could" and similar expressions that identify forward-looking statements.  All forward-looking statements involve risks and uncertainties.  Many risks and uncertainties are inherent in our industry and markets. Others are more specific to our operations.  The occurrence of the events described and the achievement of the expected results depend on many events, some or all of which are not predictable or within our control.  Actual results may differ materially from the forward-looking statements contained in this Form 10-Q.  Factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include:

•	risks associated with our substantial indebtedness and debt service;
•	changes in prices and availability of resin and other raw materials and our ability to pass on changes in raw material prices on a timely basis;
•	performance of our business and future operating results;
•	risks related to our acquisition strategy and integration of acquired businesses;
•	reliance on unpatented know-how and trade secrets;
•	increases in the cost of compliance with laws and regulations, including environmental laws and regulations;
•	risks related to disruptions in the overall economy and the financial markets may adversely impact our business;
•	catastrophic loss of one of our key manufacturing facilities;
•	risks of competition, including foreign competition, in our existing and future markets;
•	general business and economic conditions, particularly an economic downturn; and
•	the other factors discussed in our Form 10-K for the fiscal year ended September 26, 2009 in the section titled “Risk Factors.”

Readers should carefully review the factors discussed in our Form 10-K for the fiscal year ended September 26, 2009 in the section titled “Risk Factors” and other risk factors identified from time to time in our periodic filings with the Securities and Exchange Commission and should not place undue reliance on our forward-looking statements.  We undertake no obligation to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.

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

Berry Plastics Corporation

Form 10-Q Index

For Quarterly Period Ended January 2, 2010

Part 1.   Financial Information
Item 1.   Financial Statements

Berry Plastics Corporation
Consolidated Balance Sheets
 (In Millions of Dollars)

	January 2, 2010	September 26, 2009
	(Unaudited)
Assets
Current assets:
Cash	$22.0	$10.0
Accounts receivable (less allowance for doubtful accounts of $12.1 at January 2, 2010 and $9.0 at September 26, 2009)	412.7	333.2
Inventories, net:
Finished goods	284.7	219.6
Raw materials and work in process	199.0	154.4
	483.7	374.0
Deferred income taxes	52.5	44.0
Prepaid expenses and other current assets	39.9	30.4
Total current assets	1,010.8	791.6

Property and equipment:
Land	50.5	38.9
Buildings and improvements	222.3	173.2
Equipment and construction in progress	1,379.5	1,126.2
	1,652.3	1,338.3
Less accumulated depreciation	502.6	462.7
	1,149.7	875.6

Goodwill	1,705.1	1,431.2
Intangible assets, net	1,163.1	1,062.5
Other assets	282.6	240.1
	3,150.8	2,733.8
Total assets	$5,311.3	$4,401.0

Berry Plastics Corporation
Consolidated Balance Sheets (continued)
(In Millions of Dollars)

	January 2, 2010	September 26, 2009
	(Unaudited)
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$298.5	$229.8
Accrued expenses and other current liabilities	275.1	192.9
Current portion of long-term debt	22.6	17.5
Total current liabilities	596.2	440.2

Long-term debt, less current portion	4,040.3	3,342.2
Deferred income taxes	252.6	194.9
Other long-term liabilities	124.9	102.0
Total liabilities	5,014.0	4,079.3

Commitments and contingencies

Stockholders' equity:
Parent company investment, net	629.5	629.2
Accumulated deficit	(308.4)	(279.2)
Accumulated other comprehensive loss	(23.8)	(28.3)
Total stockholders’ equity	297.3	321.7
Total liabilities and stockholders’ equity	$5,311.3	$4,401.0

See notes to consolidated financial statements.

Berry Plastics Corporation
Consolidated Statements of Operations
(Unaudited)
 (In Millions of Dollars)

	Quarterly Period Ended
	January 2, 2010	December 27, 2008
Net sales	$879.6	$865.0
Cost of goods sold	746.6	738.1
Gross profit	133.0	126.9

Operating expenses:
Selling, general and administrative	87.9	89.5
Restructuring and impairment charges, net	6.6	0.6
Acquisition costs	19.2	—
Other operating expenses	7.3	5.2
Operating income	12.0	31.6

Other expense (income)	(4.4)	6.6
Interest expense	70.5	70.7
Interest income	(16.4)	(0.5)
Net loss before income taxes	(37.7)	(45.2)
Income tax benefit	(8.5)	(15.8)
Net loss	$(29.2)	$(29.4)

See notes to consolidated financial statements.

Berry Plastics Corporation
Consolidated Statement of Changes in Stockholders' Equity
For the Quarterly Period Ended January 2, 2010 and December 27, 2008
(Unaudited)
(In Millions of Dollars)

	Parent Company Investment	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total	Comprehensive Loss
Balance at September 27, 2008	$617.2	$(12.3)	$(253.0)	$351.9
Stock compensation expense	11.6	—	—	11.6
Net transfers to parent	(0.5)	—	—	(0.5)
Net loss	—	—	(29.4)	(29.4)	$(29.4)
Currency translation	—	(27.0)	—	(27.0)	(27.0)
Derivative valuation	—	(4.7)	—	(4.7)	(4.7)
Balance at December 27, 2008	$628.3	$(44.0)	$(282.4)	$301.9	$(61.1)

	Parent Company Investment	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total	Comprehensive Loss
Balance at September 26, 2009	$629.2	$(28.3)	$(279.2)	$321.7
Stock compensation expense	0.3	—	—	0.3
Derivative amortization	—	1.3	—	1.3
Net loss	—	—	(29.2)	(29.2)	$(29.2)
Currency translation	—	3.2	—	3.2	3.2
Balance at January 2, 2010	$629.5	$(23.8)	$(308.4)	$297.3	$(26.0)

See notes to consolidated financial statements.

Berry Plastics Corporation
Consolidated Statements of Cash Flows
(Unaudited)
(In Millions of Dollars)

	Quarterly Period Ended
	January 2, 2010	December 27, 2008
Operating activities
Net loss	$(29.2)	$(29.4)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	70.8	61.7
Non-cash interest expense	5.8	5.2
Non-cash interest income	(16.4)	—
Non-cash compensation	0.3	11.6
Other non-cash expense (income)	(4.3)	6.6
Deferred income tax benefit	(9.8)	(15.8)
Changes in operating assets and liabilities:
Accounts receivable, net	35.3	67.9
Inventories	(12.7)	67.0
Prepaid expenses and other assets	11.3	0.5
Accounts payable and other liabilities	15.1	(63.7)
Net cash provided by operating activities	66.2	111.6
Investing activities
Additions to property and equipment	(61.6)	(43.2)
Proceeds from disposal of assets	0.3	0.1
Investment in Berry Plastics Group debt securities	(2.0)	—
Acquisition of businesses, net of cash acquired	(643.7)	(4.3)
Net cash used for investing activities	(707.0)	(47.4)
Financing activities
Proceeds from long-term borrowings	685.5	—
Repayments on long-term borrowings	(7.8)	(81.6)
Debt financing costs	(24.7)	(0.3)
Transfers to parent, net	—	(0.5)
Net cash (used for) provided by financing activities	653.0	(82.4)
Effect of exchange rate changes on cash	(0.2)	(0.9)
Net increase in cash	12.0	(19.1)
Cash at beginning of period	10.0	189.7
Cash at end of period	$22.0	$170.6

See notes to consolidated financial statements.

Berry Plastics Corporation
Notes to Consolidated Financial Statements
(Unaudited)
 (In millions of dollars, except as otherwise noted)

1.	Background and Nature of Operations

Berry Plastics Corporation (“Berry” or the “Company”) manufactures and markets plastic packaging products, plastic film products, specialty adhesives and coated products.  At January 2, 2010 the Company had over 80 production and manufacturing facilities, primarily located in the United States.  Berry is a wholly-owned subsidiary of Berry Plastics Group, Inc. (“Berry Group”).  Berry Group is primarily owned by affiliates of Apollo Management, L.P. and Graham Partners.  Berry, through its wholly owned subsidiaries operates five reporting segments:  Rigid Open Top, Rigid Closed Top, Flexible Films, Tapes/Coatings and Specialty Films.  The Company’s customers are located principally throughout the United States, without significant concentration in any one region or with any one customer.

2.	Basis of Presentation

The accompanying unaudited Consolidated Financial Statements of Berry have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X of the Securities Act of 1934.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full fiscal year.  The accompanying financial statements include the results of the Company and its wholly owned subsidiaries.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended September 26, 2009.  All intercompany transactions have been eliminated.  The Company issued financial statements by filing with the Securities and Exchange Commission on February 16, 2010. The Company has evaluated subsequent events up to the time of the filing.

Related Party Transactions and Allocations
The Company’s operating results for the quarterly periods ended January 2, 2010 and December 27, 2008 represent the Consolidated Results of Operations of the Company.  The balance sheets as of January 2, 2010 and September 26, 2009 represent the Consolidated Balance Sheets of the Company as of the respective dates.  The Company has recorded expense in their financial statements of $0.3 million and $11.6 million for the quarterly periods ended as of January 2, 2010 and December 27, 2008, respectively, related to stock compensation of Berry Group.  The Company has recorded management fees of $1.5 million and $1.4 million for the quarterly periods ended January 2, 2010 and December 27, 2008, respectively, charged by Apollo and other investors to Berry Group and recorded income taxes to push down the respective amounts that relate to the consolidated operations of the Company.  Parent Company Investment includes the equity from Berry Group that was invested in Berry by Apollo and other shareholders.  As part of the acquisition of Pliant Corporation (“Pliant”) the Company paid to Apollo and Graham $5.5 million of transaction costs which has been recorded in Acquisition costs in our consolidated statement of operations.  In addition, as part of the Pliant transaction, Apollo and Graham received a combined cash liquidation settlement of approximately $22.0 million for their pre-bankruptcy investment position in Pliant which was paid by the Company as part of the purchase price of Pliant.

BP Parallel LLC, a non-guarantor subsidiary of the Company invested $2.0 million during the quarterly period ended January 2, 2010 to purchase assignments totaling $3.7 million of Berry Group’s senior unsecured term loan (“Senior Unsecured Term Loan”).  The Senior Unsecured Term Loan matures on June 5, 2014.  Interest on the loan is payable on a quarterly basis and bears interest at Berry Group’s option based on (1) a fluctuating rate per annum equal to the higher of (a) the Federal Funds Rate plus 1/2 of 1% and (b) the rate of interest in effect for such day as publicly announced from time to time by Credit Suisse as its “prime rate” plus 525 basis points or (2) LIBOR (0.25% at January 2, 2010) plus 625 basis points.  The Senior Unsecured Term Loan contains a payment in kind (“PIK”) option which allows Berry Group to forgo paying cash interest and to add the PIK interest to the outstanding balance of the loan.  This expires on the five year anniversary of the loan and if elected increases the rate per annum by 75 basis points for the specific interest period.  Berry Group at its election may make the quarterly interest payments in cash, may make the payments by paying 50% of the interest in cash and 50% in PIK interest or 100% in PIK interest for the first five years.  The notes are unsecured and there are no guarantees by Berry Plastics Corporation.

The Company is accounting for its investments in the Senior Unsecured Term Loan as a held-to-maturity investment in accordance with the investment accounting standards of the Financial Accounting Standards Board (“FASB”).  The Company has the intent and ability to hold the security to maturity.  The investment is stated at amortized cost and the discount is being accreted under the effective interest method to interest income until the maturity of the debt.  The Company has recorded their investment in Other assets in the Consolidated Balance Sheet and is recording the interest income and the income from the discount on the purchase of Senior Unsecured Term Loan in Interest income in the Consolidated Statements of Operations.  As of January 2, 2010, BP Parallel LLC has invested $167.9 million to purchase assignments of $518.3 million principal of the Senior Unsecured Term Loan resulting in the Company recognizing $16.2 million of interest and accretion income for the quarterly period ended January 2, 2010.  The outstanding balance of the Senior Unsecured Term Loan was $77.6 million at January 2, 2010.

3.  Acquisition and Divestiture

Pliant Corporation
On December 3, 2009, the Company obtained control of 100% of the capital stock of Pliant upon Pliant’s emergence from reorganization pursuant to a proceeding under Chapter 11 of the Bankruptcy Code for a purchase price of $602.7 million ($576.5 million, net of cash acquired).   Pliant is a leading manufacturer of value-added films and flexible packaging for food, personal care, medical, agricultural and industrial applications.  The acquired business was operated as Berry’s newly formed Specialty Films reporting segment.  To finance the purchase, the Company used proceeds from private placement offerings, consisting of $370.0 million aggregate principal amount of 8 1/4% first priority senior secured fixed rate notes (“First Priority Fixed Rate Notes”) due on November 15, 2015 and $250.0 million additional principal amount of 8 7/8% second priority senior secured fixed rate notes (“Second Priority Fixed Rate Notes”) due on September 15, 2014, as more fully described in footnote 6.

The acquisition was accounted for as a business combination using the purchase method of accounting. The Company has not yet completed the purchase price allocation and is subject to change.  The Company is still finalizing their allocation of the purchase price to intangible assets, the step-up to fair value on fixed assets, deferred income taxes and reviewing all of the working capital acquired.  The Company has recognized goodwill on this transaction as a result of expected synergies.  Goodwill will not be deductible for tax purposes.  The following table summarizes the preliminary allocation of purchase price and the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition:

Working capital	$145.8
Property plant & equipment	238.2
Intangible assets	124.8
Goodwill	215.0
Long-term liabilities	(121.1)
Net assets acquired	$602.7

From the date of acquisition the Company has recorded $70.9 million of net sales and $25.1 million net loss in the consolidated statement of operations attributed to the acquired business.  The net loss is primarily attributed to $18.3 million of transaction costs which is recorded in Acquisition costs and $4.7 million of restructuring charges primarily related to severance costs in Restructuring and impairment charges, net.

Pro forma net sales were $1,041.4 million and $1,111.6 million for the quarterly periods ended January 2, 2010 and December 27, 2008, respectively.  Pro forma net loss was $61.4 million and $199.6 million for the quarterly periods ended January 2, 2010 and December 27, 2008, respectively.  The pro forma net sales and net loss assume that the Pliant acquisition had occurred as of the beginning of the respective periods.

The proforma information presented above is for informational purposes only and is not necessarily indicative of the operating results that would have occurred had the Pliant Acquisition been consummated at the beginning of the respective period, nor is it necessarily indicative of future operating results.  Further, the information reflects only pro forma adjustments for additional interest expense, amortization and closing expenses, net of the applicable income tax effects.

Superfos Packaging, Inc.
In December 2009, the Company acquired 100% of the outstanding common stock of Superfos Packaging, Inc., a manufacturer of injection molded plastic rigid open top containers and other plastic packaging products primarily for food, industrial and personal care end markets.  Net sales for 2009 were $41.0 million.  The newly added business will be operated in Berry’s Rigid Open Top reporting segment.  The purchase price was approximately $82.0 million ($79.9 million, net of cash acquired) and was funded from cash on hand and the revolving line of credit.  Pro forma results have not been presented, as they do not differ materially from reported historical results.

4.  Restructuring

The table below sets forth the Company’s estimate of the total cost of the 2007, 2008 and 2009 restructuring programs, the cumulative portion recognized through January 2, 2010 and the portion expected to be recognized in a future period:

	Expected Total Costs	Recognized through January 2, 2010	To be Recognized in Future
Severance and termination benefits	$12.5	$12.5	$—
Facility exit costs	24.5	24.5	—
Asset impairment	25.9	25.9	—
Other	7.0	3.6	3.4
Total	$69.9	$66.5	$3.4

The Company incurred restructuring costs related to severance, asset impairment and facility exit costs of $6.6 million and $0.6 million for the quarterly periods ended as of January 2, 2010 and December 27, 2008, respectively.

The table below sets forth the activity with respect to the restructuring accrual at September 26, 2009 and January 2, 2010:

	Employee Severance and Benefits		Facilities Exit Costs	Non-cash		Total
Balance at fiscal year end 2008	$	―	$4.1	$	―	$4.1
Charges		0.6	2.9		7.8	8.8
Non-cash asset impairment		―	―		(7.8)	(7.8)
Cash payments		(0.6)	(4.2)		―	(1.7)
Balance at September 26, 2009		―	2.8		―	2.8
Charges		4.1	2.5		―	6.6
Acquisition liability assumed		0.8	―		―	0.8
Cash payments		(0.1)	(2.7)		―	(2.8)
Balance at January 2, 2010		$4.8	$2.6	$	―	$7.4

5.  Accrued Expenses and Other Current Liabilities

The following table sets forth the totals included in Accrued expenses and other current liabilities on the Consolidated Balance Sheet.

	January 2, 2010	September 26, 2009
Employee compensation, payroll and other taxes	$74.1	$80.1
Interest	47.6	17.7
Restructuring	7.4	2.8
Rebates	56.1	43.9
Acquisition related	17.5	―
Other	72.4	48.4
	$275.1	$192.9

6.      Long-Term Debt

Long-term debt consists of the following:

	Maturity Date	January 2, 2010	September 26, 2009
Term loan	April 3, 2015	$1,167.0	$1,173.0
Revolving line of credit	April 3, 2013	156.0	69.0
First Priority Senior Secured Floating Rate Notes	February 15, 2015	680.6	680.6
First Priority Senior Secured Fixed Rate Notes	November 15, 2015	370.0	―
Second Priority Senior Secured Fixed Rate Notes	September 15, 2014	775.0	525.0
Second Priority Senior Secured Floating Rate Notes	September 15, 2014	225.0	225.0
11% Senior Subordinated Notes	September 15, 2016	454.6	454.6
10 ¼% Senior Subordinated Notes	March 1, 2016	215.3	215.3
Debt discount		(37.7)	(15.1)
Capital leases and other	Various	57.1	32.3
		4,062.9	3,359.7
Less current portion of long-term debt		(22.6)	(17.5)
		$4,040.3	$3,342.2

The current portion of long-term debt consists of $12.0 million of principal payments on the term loan and $10.6 million of principal payments related to capital lease obligations.  The Company was in compliance with its covenants as of January 2, 2010.

In December 2009, the Company increased the amount of lender commitments under the revolving credit facility by $100 million which expands the capacity on our revolving credit facility to $481.7 million, net of defaulting lenders.  At January 2, 2010, there was $156.0 million outstanding on the revolving line of credit and $33.7 million in letters of credit outstanding.  At January 2, 2010, the Company had unused borrowing capacity of $292.0 million (net of defaulting lenders) under the revolving line of credit subject to the solvency of the Company’s lenders to fund their obligations and the Company’s borrowing base calculations.

In November 2009, the Company completed private placement offerings, consisting of $370.0 million aggregate principal amount of First Priority Fixed Rate Notes due on November 15, 2015 and $250.0 million additional principal amount of Second Priority Fixed Rate Notes due on September 15, 2014.  The Company received gross proceeds, before expenses and accrued interest, of $365.7 million and $230.6 million from the First Priority Fixed Rate Notes and Second Priority Fixed Rate Notes, respectively.  The proceeds were placed into escrow pending the fulfillment of certain conditions related to the Pliant acquisition.  On December 3, 2009 substantially simultaneously with the Pliant acquisition, the Company assumed the obligations under the existing notes and the proceeds of the existing notes were released from escrow.

First Priority Fixed Rate Notes
The Company’s $370.0 million in aggregate principal amount of 8 ¼% first priority senior secured fixed rate notes mature in 2015.  No principal payments are required with respect to the First Priority Fixed Rate Notes prior to maturity.  Interest on the notes is due semi-annually on May 15 and November 15.  The First Priority Fixed Rate Notes are guaranteed on a senior secured basis by all of the Company’s existing and future guarantor subsidiaries, subject to certain exceptions and will include all of the Company’s subsidiaries that guarantee the Company’s obligations under its term loan facility.  The First Priority Fixed Rate Notes and the guarantees are secured on a first-priority basis by a lien on the assets that secure the Company’s obligations under its senior secured credit facilities, subject to certain exceptions.  The Company was in compliance with all covenants at January 2, 2010.

Second Priority Fixed Rate Notes
The Company’s $250.0 million of additional principal amount of 8 7/8% second priority senior secured fixed rate notes mature in 2014.  No principal payments are required with respect to the Second Priority Fixed Rate Notes prior to maturity.  Interest on the notes is due semi-annually on May 15 and November 15.  The Second Priority Fixed Rate Notes are guaranteed on a second priority secured basis in substantially all of the Company’s existing and future guarantor subsidiaries that secure its obligations under its senior secured credit facilities, subject to certain exceptions, and will rank equally in right of payment to all existing and future senior indebtedness.  The Company was in compliance with all covenants at January 2, 2010.

7. Financial Instruments and Fair Value Measurements

As part of the overall risk management, the Company uses derivative instruments to reduce exposure to changes in interest rates attributed to the Company’s floating-rate borrowings.  For those derivative instruments that are designated and qualify as hedging instruments, the Company must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, cash flow hedge, or a hedge of a net investment in a foreign operation.  To the extent hedging relationships are found to be effective, as determined by FASB guidance, changes in fair value of the derivatives are offset by changes in the fair value of the related hedged item are recorded to Accumulated other comprehensive loss. Management believes hedge effectiveness is evaluated properly in preparation of the financial statements.

Cash Flow Hedging Strategy
For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is reported as a component of Accumulated other comprehensive loss and reclassified into earnings in the same line item associated with the forecasted transaction and in the same line item associated with the transaction and in the same period or periods during which the hedged transaction affects earnings.  The Company’s forward derivative agreements related to resin contracts are currently immaterial.

In August 2007, the Company entered into two separate interest rate swap transactions to protect $600.0 million of the outstanding variable rate term loan debt from future interest rate volatility.  The swap agreements became effective in November 2007.  The first agreement had a notional amount of $300.0 million and became effective November 5, 2007 and swaps three month variable LIBOR contracts for a fixed two year rate of 4.875% and expired on November 5, 2009.  The second agreement had a notional amount of $300.0 million and became effective November 5, 2007 and swaps three month variable LIBOR contracts for a fixed three year rate of 4.920% and expires on November 5, 2010.  The counterparty to these agreements is a global financial institution.

The Company’s term loan gives the option to elect different interest rate reset options.  On November 5, 2008, the Company began to utilize 1-month LIBOR contracts for the underlying senior secured credit facility.  The Company’s change in interest rate selection caused the Company to lose hedge accounting on both of the interest rate swaps entered into in August 2007.  The Company records changes in fair value from November 5, 2008 in the statement of operations and is amortizing the previously recorded unrealized loss in Accumulated other comprehensive loss to Interest expense through the end of the respective swap agreement.

	Liability Derivatives
Derivatives not designated as hedging instruments under FASB guidance	Balance Sheet Location	January 2, 2010		September 26, 2009
Interest rate swaps	Other LT liabilities	$	―	$13.5
	Accrued exp and other current liabilities		10.8	1.4
			$10.8	$14.9

The effect of the derivative instruments on the Consolidated Statement of Operations for the quarterly period ended January 2, 2010, are as follows:

		Quarterly Period Ended
	Statement of Operations Location	January 2, 2010	December 27, 2008
Derivatives not designated as hedging instruments under FASB guidance
Interest rate swaps	Other (income) expense	$(4.1)	$3.7
	Interest expense	$2.3	$2.3

Effective September 28, 2008, the Company adopted the fair value disclosure of financial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.  The Financial Instruments section of the Accounting Standards Codification (“Codification” or “ASC”) permits an entity to measure certain financial assets and financial liabilities at fair value that were not previously required to be measured at fair value.  We have not elected to measure any financial assets or financial liabilities at fair value that were not previously required to be measured at fair value.

The Fair Value Measurements and Disclosures section of the Codification defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, and establishes a framework for measuring fair value.  This section also establishes a three-level hierarchy (Level 1, 2 or 3) for fair value measurements based upon the observability of inputs to the valuation of an asset or liability as of the measurement date.  This section also requires the consideration of the counterparty’s or the Company’s nonperformance risk when assessing fair value.

The Company’s interest rate swap liabilities fair value was determined using Level 2 inputs as other significant observable inputs were not available.

The Company’s financial instruments consist primarily of cash, investments, long-term debt, interest rate swap agreements and capital lease obligations.  The fair value of our investments exceeded book value at January 2, 2010, by $226.9 million.  The following table summarized our long-term indebtedness for which the book value was in excess of the fair value based on quoted market prices:

January 2, 2010
First Priority Senior Secured Floating Rate Notes	61.3
Second Priority Senior Secured Fixed Rate Notes	27.1
Second Priority Senior Secured Floating Rate Notes	45.0
11% Senior Subordinated Notes	55.7
10 ¼% Senior Subordinated Notes	26.4

8.      Stockholders’ Equity and Stock Option Plans

In connection with the merger of Berry Group and Covalence Specialty Materials Holding Corp. in April of 2007, Berry Group modified its outstanding stock options to provide for (i) the vesting of an additional twenty percent (20%) of the total number of shares underlying such outstanding options; (ii) the conversion of options with escalating exercise prices to a fixed priced option, with no increase in the exercise price as of the date of grant of such escalating priced option; and (iii) with respect to each outstanding option, the vesting of which was contingent upon the achievement of performance goals, the deemed achievement of all such performance goals.  On June 7, 2007, Berry Group’s Board of Directors declared a special one-time dividend of $77 per common share and option to shareholders of record as of June 6, 2007.  This dividend reduced Berry Group’s shareholders equity for owned shares by $530.2 million.  In connection with this dividend payment, $34.5 million related to unvested stock options was placed in escrow and was subject to time based vesting through June 7, 2009.  In December 2008, the Executive Committee of Berry Group modified the vesting provisions related to the remaining $33.0 million being held in escrow.  This resulted in the immediate vesting and accelerating the recognition of the remaining unrecorded stock compensation expense of $11.4 million in selling, general and administrative expenses recorded in the first fiscal quarter of 2009.

9. Income Taxes

The effective tax rate from continuing operations was 22.5% and 34.9% for the quarterly periods ended January 2, 2010 and December 27, 2008, respectively.  A reconciliation of income tax benefit, computed at the federal statutory rate, to income tax benefit, as provided for in the financial statements, is as follows:

	Quarterly Period Ended
	January 2, 2010	December 27, 2008
Income tax benefit computed at statutory rate	$(13.2)	$(15.9)
State income tax benefit, net of federal taxes	(0.6)	(1.0)
Expenses not deductible for income tax purposes	0.1	0.2
Change in valuation allowance	0.9	0.2
Non-deductible ASC 805 Costs	3.9	―
Other	0.4	0.7
Income tax benefit	$(8.5)	$(15.8)

10. Operating Segments

Berry’s operations are organized into five reporting segments: Rigid Open Top, Rigid Closed Top, Flexible Films, Tapes/Coatings, and Specialty Films.  The Company has manufacturing and distribution centers in the United States, Canada, Mexico, Belgium, Australia, Germany and India.  The Company evaluates the performance of and allocates resources to these segments based on revenue and other segment profit measures.  The North American operation represents 93% of the Company’s net sales and 95% of the total assets.  Selected information by reportable segment is presented in the following table:

	Quarterly Period Ended
	January 2, 2010	December 27, 2008
Net sales:
Rigid Open Top	$261.6	$277.0
Rigid Closed Top	229.7	230.6
Flexible Films	206.3	237.9
Tapes/Coatings	111.1	119.5
Specialty Films	70.9	—
Total net sales	$879.6	$865.0
Operating income (loss):
Rigid Open Top	$21.5	$20.0
Rigid Closed Top	16.6	11.5
Flexible Films	(3.0)	0.3
Tapes/Coatings	1.7	(0.2)
Specialty Films	(24.8)	—
Total operating income	$12.0	$31.6
Depreciation and amortization:
Rigid Open Top	$22.5	$19.9
Rigid Closed Top	23.0	22.1
Flexible Films	11.4	11.4
Tapes/Coatings	8.3	8.3
Specialty Films	5.6	—
Total depreciation and amortization	$70.8	$61.7

	January 2, 2010	September 26, 2009
Total assets:
Rigid Open Top	$1,936.4	$1,822.7
Rigid Closed Top	1,609.6	1,523.0
Flexible Films	568.1	703.2
Tapes/Coatings	392.6	352.1
Specialty Films	804.6	—
Total assets	$5,311.3	$4,401.0

11.      Condensed Consolidating Financial Information

The Company has First Priority Senior Secured Fixed and Floating Rate Notes,  Second Priority Senior Secured Fixed and Floating Rate Notes and 10 ¼% Senior Subordinated Notes outstanding which are fully, jointly, severally, and unconditionally guaranteed by substantially all of Berry’s domestic subsidiaries.  Separate narrative information or financial statements of the guarantor subsidiaries have not been included because they are 100% wholly owned by the parent company and the guarantor subsidiaries unconditionally guarantee such debt on a joint and several basis.  Presented below is condensed consolidating financial information for the parent company, guarantor subsidiaries and non-guarantor subsidiaries.  The equity method has been used with respect to investments in subsidiaries.  The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

	January 2, 2010
	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Consolidating Balance Sheet
Current assets	$240.9	$658.8	$111.1	$—	$1,010.8
Net property and equipment	183.9	904.9	60.9	—	1,149.7
Other noncurrent assets	4,394.9	2,679.0	287.6	(4,210.7)	3,150.8
Total assets	$4,819.7	$4,242.7	$459.6	$(4,210.7)	$5,311.3

Current liabilities	$212.8	$345.2	$39.9	$(1.7)	$596.2
Noncurrent liabilities	4,309.6	141.6	16.3	(49.7)	4,417.8
Equity (deficit)	297.3	3,755.9	403.4	(4,159.3)	297.3
Total liabilities and equity (deficit)	$4,819.7	$4,242.7	$459.6	$(4,210.7)	$5,311.3

	September 26, 2009
	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Consolidating Balance Sheet
Current assets	$160.0	$572.2	$59.4	$—	$791.6
Net property and equipment	183.5	657.0	35.1	—	875.6
Other noncurrent assets	3,485.6	2,299.9	269.0	(3,320.7)	2,733.8
Total assets	$3,829.1	$3,529.1	$363.5	$(3,320.7)	$4,401.0

Current liabilities	$106.2	$315.7	$18.7	$(0.4)	$440.2
Noncurrent liabilities	3,401.2	283.5	4.0	(49.6)	3,639.1
Equity (deficit)	321.7	2,929.9	340.8	(3,270.7)	321.7
Total liabilities and equity (deficit)	$3,829.1	$3,529.1	$363.5	$(3,320.7)	$4,401.0

	Quarterly Period Ended January 2, 2010
	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net sales	$195.6	$625.1	$58.9	$—	$879.6
Cost of sales	182.2	515.7	48.7	—	746.6
Gross profit	13.4	109.4	10.2	—	133.0
Selling, general and administrative expenses	16.2	64.8	6.9	—	87.9
Restructuring and impairment charges, net	0.4	4.7	1.5	—	6.6
Other operating expenses	1.5	22.7	2.3	—	26.5
Operating income (loss)	(4.7)	17.2	(0.5)	—	12.0
Other (income) expense	(4.2)	(0.2)	—	—	(4.4)
Interest expense, net	82.6	(15.4)	(13.1)	—	54.1
Equity in net income of subsidiaries	(54.0)	—	—	54.0	—
Income (loss) before income taxes	(29.1)	32.8	12.6	(54.0)	(37.7)
Income tax expense (benefit)	0.1	(9.4)	0.8	—	(8.5)
Net income (loss)	$(29.2)	$42.2	$11.8	$(54.0)	$(29.2)

Consolidating Statement of Cash Flows
Net cash flow from operating activities	$1.7	$57.6	$6.9	$—	$66.2
Investing activities:
Purchase of property, plant, and equipment	(6.7)	(54.3)	(0.6)	—	(61.6)
Proceeds from disposal of assets	—	0.3	—	—	0.3
Investment in Berry Group, Inc.	—	—	(2.0)	—	(2.0)
Acquisition of business net of cash acquired	(643.7)	—	—	—	(643.7)
Net cash flow from investing activities	(650.4)	(54.0)	(2.6)	—	(707.0)
Financing activities:
Proceeds from long-term borrowings	683.3	—	2.2	—	685.5
Payments on long-term borrowings	(7.8)	—	—	—	(7.8)
Debt financing costs	(24.7)	—	—	—	(24.7)
Equity contributions (distributions), net	(2.0)	—	2.0	—	—
Net cash flow from financing activities	648.8	—	4.2	—	653.0
Effect of exchange rate changes on cash	—	—	(0.2)	—	(0.2)
Net increase (decrease) in cash	0.1	3.6	8.3	—	12.0
Cash at beginning of period	6.6	0.1	3.3	—	10.0
Cash at end of period	$6.7	$3.7	$11.6	$—	$22.0

	Quarterly Period Ended December 27, 2008
	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net sales	$214.4	$595.6	$55.0	$—	$865.0
Cost of sales	195.3	495.1	47.7	—	738.1
Gross profit	19.1	100.5	7.3	—	126.9
Selling, general and administrative expenses	28.3	55.3	5.9	—	89.5
Restructuring and impairment charges, net	0.5	0.1	—	—	0.6
Other operating expenses	0.7	4.1	0.4	—	5.2
Operating income (loss)	(10.4)	41.0	1.0	—	31.6
Other (income) expense	6.6	—	—	—	6.6
Interest expense, net	81.4	(13.8)	2.6	—	70.2
Equity in net income of subsidiaries	(69.0)	—	—	69.0	—
Gain (loss) from continuing operations before income taxes	(29.4)	54.8	(1.6)	(69.0)	(45.2)
Income tax expense (benefit)	—	(16.0)	0.2	—	(15.8)
Net income (loss)	$(29.4)	$70.8	$(1.8)	$(69.0)	$(29.4)

Consolidating Statement of Cash Flows
Net cash flow from operating activities	$87.2	$23.1	$1.3	$—	$111.6
Investing activities:
Additions to property and equipment	(10.6)	(31.7)	(0.9)	—	(43.2)
Proceeds from disposal of assets	—	0.1	—	—	0.1
Acquisition of business net of cash acquired	(4.3)	—	—	—	(4.3)
Net cash flow from investing activities	(14.9)	(31.6)	(0.9)	—	(47.4)
Financing activities:
Payments on long-term borrowings	(81.3)	—	(0.3)	—	(81.6)
Equity contributions (distributions), net	(0.5)	—	—	—	(0.5)
Debt financing costs	(0.3)	—	—	—	(0.3)
Net cash flow from financing activities	(82.1)	—	(0.3)	—	(82.4)
Effect of exchange rate changes on cash	—	—	(0.9)	—	(0.9)
Net increase (decrease) in cash	(9.8)	(8.5)	(0.8)	—	(19.1)
Cash at beginning of period	172.6	8.7	8.4	—	189.7
Cash at end of period	$162.8	$0.2	$7.6	$—	$170.6

12.      Contingencies and Commitments

The Company is party to various legal proceedings involving routine claims which are incidental to the business.  Although the legal and financial liability with respect to such proceedings cannot be estimated with certainty, the Company believes that any ultimate liability would not be material to the business, financial condition, results of operations or cash flows of the Company.

13.      Recent Financial Accounting Standards

In June 2009, the FASB issued authoritative guidance that establishes the FASB Codification as the single source of authoritative United States accounting and reporting standards applicable for all non-government entities, with the exception of guidance promulgated by the SEC and its staff. The Codification, which changes the referencing of financial standards, became effective for interim or annual financial periods ending after September 15, 2009. The Company implemented the guidance effective in fiscal 2009.

In December 2007, the FASB issued authoritative guidance that establishes the principles and requirements for how an acquirer (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This guidance makes significant changes to existing accounting practices for acquisitions, including the requirement to expense transaction costs and to reflect the fair value of contingent purchase price adjustments at the date of acquisition. In April 2009, the FASB issued an amendment to amend and clarify the guidance on business combinations to require that an acquirer recognize at fair value, at the acquisition date, an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If the acquisition-date fair value of such an asset acquired or liability assumed cannot be determined, the acquirer should apply the provisions of the guidance on business combinations to determine whether the contingency should be recognized at the acquisition date or after it. The guidance is effective for business combinations for which the acquisition date is after the beginning of the first annual reporting period beginning after December 15, 2008, which is effective for us in fiscal 2010. For any acquisitions completed after fiscal 2009.  The Company accounted for the Pliant and Superfos acquisitions under this new authoritative guidance.

In December 2007, the FASB issued authoritative guidance that establishes accounting and reporting standards that require (i) noncontrolling interests to be reported as a component of equity; (ii) changes in a parent's ownership interest while the parent retains its controlling interest to be accounted for as equity transactions; and (iii) any retained noncontrolling equity investment upon the deconsolidation of a subsidiary to be initially measured at fair value.  The guidance is to be applied prospectively at the beginning of the first annual reporting period on or after December 15, 2008.  The adoption of this guidance did not have a material impact on the Company’s results of operations or financial position in this current Form 10Q.

14. Subsequent Events

In January 2010, BP Parallel LLC invested $16.2 million to purchase assignments of $20.2 million principal of Senior Unsecured Term Loan.

In January 2010, the Company elected to realign its five reporting segments into four, the Rigid Open Top, Rigid Closed Top, Specialty Films and Tapes, Bags and Coating.  The realignment was completed in order to better service customers, accelerate synergy realization and enhance product-line cross selling.

Item 2.
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

Unless the context requires otherwise, references in this Management's Discussion and Analysis of Financial Condition and Results of Operations to “Company” refer to Berry Plastics Corporation, references to “we,” “our” or “us” refer to Berry Plastics Corporation together with its consolidated subsidiaries, after giving effect to the transactions described in the next paragraph.  You should read the following discussion in conjunction with the consolidated financial statements of the Company and its subsidiaries and the accompanying notes thereto, which information is included elsewhere herein.  The Company is a wholly owned subsidiary of Berry Plastics Group, Inc.  This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in our Form 10-K filed with the SEC for the fiscal year ended September 26, 2009 section titled “Risk Factors” and other risk factors identified from time to time in our periodic filings with the Securities and Exchange Commission.  Our actual results may differ materially from those contained in any forward-looking statements.  You should read the explanation of the qualifications and limitations on these forward-looking statements starting on page 3 of this report.

Acquisitions

We maintain a selective and disciplined acquisition strategy, which is focused on improving our long term financial performance, enhancing our market positions and expanding our product lines or, in some cases, providing us with a new or complementary product line.  Most businesses we have acquired had profit margins that are lower than that of our existing business, which resulted in a temporary decrease in our margins.  We have historically achieved significant reductions in manufacturing and overhead costs of acquired companies by introducing advanced manufacturing processes, exiting low-margin businesses or product lines, reducing headcount, rationalizing facilities and machinery, applying best practices and capitalizing on economies of scale.  In connection with our acquisitions, we have in the past and may in the future incur charges related to these reductions and rationalizations.

The Company has a long history of acquiring and integrating companies.  The Company has been able to achieve these synergies by eliminating duplicative costs, rationalizing facilities and integrating production into the most efficient operating facility.  While the expected benefits on earnings are estimated at the commencement of each transaction, once the execution of the plan and integration occur, we are generally unable to accurately estimate or track what the ultimate effects on future earnings have been due to systems integrations and movement of activities to multiple facilities.  The historical business combinations have not allowed the Company to accurately separate realized synergies compared to what was initially identified during the due diligence phase of each acquisition.

The Company has included the expected impact of restructuring plans within our unrealized synergies which are in turn recognized in earnings after the restructuring plans are completed.  While the expected benefits on earnings is estimated at the commencement of each plan, due to the nature of the matters we are generally unable to accurately estimate or track what the ultimate effects have been.  The Company intends to fund these restructuring plans with cash available on hand.

Recent Developments

Pliant Corporation.
On December 3, 2009, the Company obtained control of 100% of the capital stock of Pliant upon Pliant’s emergence from reorganization pursuant to a proceeding under Chapter 11 of the Bankruptcy Code for a purchase price of $602.7 million ($576.5 million, net of cash acquired).   Pliant is a leading manufacturer of value-added films and flexible packaging for food, personal care, medical, agricultural and industrial applications.  The acquired business was operated as Berry’s newly formed Specialty Films reporting segment.  The purchase price was funded utilizing the proceeds from private placement offerings, consisting of $370.0 million aggregate principal amount of 8 1/4% first priority senior secured fixed rate notes (“First Priority Fixed Rate Notes”) and $250.0 million additional principal amount of 8 7/8% second priority senior secured fixed rate notes (“Second Priority Fixed Rate Notes”) discussed in the Notes to the Consolidated Financial Statements section of this Form 10-Q.

Superfos Packaging, Inc.
In December 2009, the Company acquired 100% of the outstanding common stock of Superfos Packaging, Inc., a manufacturer of injection molded plastic rigid open top containers and other plastic packaging products primarily for food, industrial and personal care end markets.  The newly added business will be operated in Berry’s Rigid Open Top Division.

Executive Summary
Business.  During the quarter, the Company operated five operating segments: Rigid Open Top, Rigid Closed Top, Flexible Films, Tapes/Coatings, and Specialty Films.  The Rigid Open Top division sells products in three categories including containers, foodservice items and home and party.  The Rigid Closed Top division sells products in three categories including closures and overcaps, bottles and prescription containers and tubes.  The Flexible Films division sells primarily plastic trash bags, stretch film and plastic sheeting to the agricultural, horticultural institutional, foodservice and retail markets.  Our Tapes/Coatings division sells specialty adhesive products and flexible packaging and building materials to a variety of different industries including building and construction, retail, automotive, industrial and medical markets.  Our Specialty Films division sells value-added film and flexible packaging products for personal care, medical, food, industrial and agricultural markets to a variety of flexible packaging markets.

Raw Material Trends. Polypropylene and polyethylene account for more than 80% of our plastic resin pound purchases.  The average industry prices, as published in industry sources, per pound by fiscal quarter were as follows:
	Polyethylene Butene Film			Polypropylene
	2010	2009	2008	2010	2009	2008
1st quarter	$.71	$.67	$.82	$.70	$.56	$.85
2nd quarter	—	.59	.84	—	.46	.80
3rd quarter	—	.64	.91	—	.53	.89
4th quarter	—	.68	1.00	—	.67	.99

Plastic resins are subject to price fluctuations, including those arising from supply shortages and changes in the prices of natural gas, crude oil and other petrochemical intermediates from which resins are produced.

Outlook. The Company is impacted by general economic and industrial growth, housing starts, plastic resin availability and affordability, and general industrial production. Our business has both geographic and end market diversity which reduces the impact of any one of these factors on our overall performance. We are impacted by our ability to maintain selling prices, manage fluctuations in raw material pricing and adapt to volume changes of our customers.  We expect continued strength in our thermoforming product lines, which would have a positive impact on volumes in our Rigid Open Top segment.  We expect our bottle business to continue to grow as a result of recent increased quoting activity and strong new product pipeline, which would have a positive impact in or Rigid Closed Top segment.  We anticipate continued softness in U.S. housing starts in 2010 that will impact both our Tapes, Bags and Coatings and Specialty Films segments.  In order to manage the continual pressure from customers to reduce selling prices we are constantly focused on improving our overall profitability by implementing cost reduction programs for our manufacturing, selling, general and administrative expenses.

Results of Operations

Comparison of the Quarterly Period Ended January 2, 2010 (the “Quarter”) and the Quarterly Period Ended December 27, 2008 (the “Prior Quarter”)

Net Sales.  Net sales increased by 2% to $879.6 million for the Quarter from $865.0 million for the Prior Quarter.  This $14.6 million increase includes acquisition volume increase of 8% and a base volume increase of 14% partially offset by net selling price decreases of 20%.  The following discussion in this section provides a comparison of net sales by business segment.

	Quarterly Period Ended
	January 2, 2010	December 27, 2008	$ Change	% Change
Net sales:
Rigid Open Top	$261.6	$277.0	$(15.4)	(5.6%)
Rigid Closed Top	229.7	230.6	(0.9)	(0.4%)
Flexible Films	206.3	237.9	(31.6)	(13.3%)
Tapes/Coatings	111.1	119.5	(8.4)	(7.0%)
Specialty Films	70.9	—	70.9	100.0%
Total net sales	$879.6	$865.0	$14.6	1.7%

Net sales in the Rigid Open Top segment decreased from $277.0 million in the Prior Quarter to $261.6 million in the Quarter as a result of net selling price decreases of 27% offset by base volume growth of 21%.  The base volume growth is primarily attributed to increased sales in various container product lines, thermoformed drink cups and houseware product lines.  Net sales in the Rigid Closed Top business decreased from $230.6 million in the Prior Quarter to $229.7 million in the Quarter as a result of net selling price decreases of 20% offset by base volume growth of 20%.  The base volume growth is primarily attributed to increased sales in our overcaps, closures, bottles and prescription vial product lines.  The Flexible Films business net sales decreased from $237.9 million in the Prior Quarter to $206.3 million in the Quarter as a result of a result of net selling price decreases of 23% offset by base volume growth of 10%.  The base volume growth is primarily attributed to increased sales in our institutional can liners and stretch film product lines.  Net sales in the Tapes/Coatings business decreased from $119.5 million in the Prior Quarter to $111.1 million in the Quarter primarily as a result of base volume decline of 7% primarily attributed to softness in the new home construction and corrosion protection markets.  Net sales in the Specialty Films business increased to $70.9 million for the Quarter as a result of acquisition volume growth attributed to the Pliant transaction.

Gross Profit.  Gross profit increased by $6.1 million to $133.0 million (15% of net sales) for the Quarter from $126.9 million (15% of net sales) for the Prior Quarter.  This increase is primarily attributed to higher sales volumes, realization of synergies and cost reduction efforts partially offset by a timing lag of passing through raw material costs to our customers.

Operating Expenses.  Selling, general and administrative expenses decreased by $1.6 million to $87.9 million for the Quarter from $89.5 million for the Prior Quarter primarily as a result of a decrease in stock compensation expense offset by increased amortization of intangibles due to the Pliant acquisition.  Restructuring and impairment charges increased by $6.0 million to $6.6 million in the Quarter compared to $0.6 million in the Prior Quarter primarily as a result of $4.0 million of severance charges related to Pliant during the Quarter.  Acquisition costs of $19.2 million in the Quarter are attributed to the Pliant and Superfos acquisitions.

Operating Income. Operating income decreased $19.6 million from $31.6 million in the Prior Quarter to $12.0 million in the Quarter.  The following discussion in this section provides a comparison of operating income by business segment.

	Quarterly Periods Ended
	January 2, 2010	December 27, 2008	$ Change	% Change
Operating income (loss):
Rigid Open Top	$21.5	$20.0	$1.5	7.5%
Rigid Closed Top	16.6	11.5	5.1	44.3%
Flexible Films	(3.0)	0.3	(3.3)	(1,100)%
Tapes/Coatings	1.7	(0.2)	1.9	950%
Specialty Films	(24.8)	—	(24.8)	N/A %
Total operating income	$12.0	$31.6	$(19.6)	0.0%

Operating income for the Rigid Open Top business increased from $20.0 million for the Prior Quarter to $21.5 million in the Quarter.  The increase of $1.5 million is attributable to base volume growth offset by a timing lag of passing through increases in raw material costs to our customers.  Operating income for the Rigid Closed Top business increased from $11.5 million for the Prior Quarter to $16.6 million in the Quarter.  The increase of $5.1 million is primarily attributable to base volume growth.  Operating income for the Flexible Film business decreased from $0.3 million for the Prior Quarter to an operating loss of $3.0 million in the Quarter.  The decrease of $3.3 million is primarily attributable to a negative selling price to raw material relationship offset by base volume growth and various cost reduction efforts.  Operating income for the Tapes/Coatings business increased from an operating loss of $0.2 million for the Prior Quarter to an operating income of $1.7 million in the Quarter.  The increase of $1.9 million is primarily attributable to improved operating performance and increased selling prices.  The operating loss for the Specialty Films business is primarily related to transaction costs attributed to the acquisition of Pliant.

Other Income. Other income recorded in the Quarter is primarily attributed to the fair value adjustment for our interest rate swaps.

Interest Expense.  Interest expense decreased by $0.2 million in the Quarter primarily as a result of a decline in borrowing rates on variable rate debt offset by increased borrowings to finance the Pliant acquisition.

Interest Income.  Interest income increased $15.9 million to $16.4 million for the Quarter from $0.5 million in Prior Quarter.  The increase in primarily attributed to interest and accretion income from our investments in Berry Group’s senior unsecured term loan.

Income Tax Expense (Benefit).  For the Quarter, we recorded an income tax benefit of $8.5 million as compared to an income tax benefit of $15.8 million in the Prior Quarter.  The effective tax rate is less then the statutory rate for the Quarter, primarily due to the non-deductibility of acquisition costs.

Net Loss.  Net loss was $29.2 million for the Quarter compared to a net loss of $29.4 million for the Prior Quarter for the reasons discussed above.

Liquidity and Capital Resources

Senior Secured Credit Facility
The Company’s senior secured credit facilities consist of $1,200.0 million term loan and $481.7 million asset based revolving line of credit, net of defaulting lenders.  The availability under the revolving line of credit is the lesser of $500.0 million or based on a defined borrowing base which is calculated based on available accounts receivable and inventory.  The term loan matures on April 3, 2015 and the revolving line of credit matures on April 3, 2013.  The LIBOR rate on the term loan and the line of credit were 0.25% and 0.24% at January 2, 2010, respectively, determined by reference to the costs of funds for eurodollar deposits in dollars in the LIBOR for the interest period relevant to such borrowing plus the applicable margin.  The applicable margin for LIBOR rate borrowings under the revolving credit facility ranges from 1.25% to 1.75% and for the term loan is 2.00%.  The line of credit is also subject to an unused commitment fee for unused borrowings ranging from 0.25% to 0.35% per annum and a letter of credit fee of 0.125% per annum for each letter of credit that is issued.  The revolving line of credit allows up to $100.0 million of letters of credit to be issued instead of borrowings under the revolving line of credit.  At January 2, 2010, the Company had $22.0 million of cash and $156.0 million outstanding on the revolving credit facility providing unused borrowing capacity of $292.0 million under the revolving line of credit subject to the solvency of our lenders to fund their obligations and our borrowing base calculations.  The Company was in compliance with all covenants at January 2, 2010.

Our fixed charge coverage ratio, as defined in the revolving credit facility, is calculated based on a numerator consisting of Adjusted EBITDA less pro forma adjustments, income taxes paid in cash and capital expenditures, and a denominator consisting of scheduled principal payments in respect of indebtedness for borrowed money, interest expense and certain distributions.  We are obligated to sustain a minimum fixed charge coverage ratio of 1.0 to 1.0 under the revolving credit facility at any time when the aggregate unused capacity under the revolving credit facility is less than 10% of the lesser of the revolving credit facility commitments and the borrowing base (and for 10 business days following the date upon which availability exceeds such threshold) or during the continuation of an event of default.  At January 2, 2010, the Company had unused borrowing capacity of $292.0 million under the revolving credit facility subject to a borrowing base and thus was not subject to the minimum fixed charge coverage ratio covenant.  Our fixed charge ratio as of January 2, 2010 was 1.0 to 1.0.

Despite not having financial maintenance covenants, our debt agreements contain certain negative covenants.  The failure to comply with these negative covenants could restrict our ability to incur additional indebtedness, effect acquisitions, enter into certain significant business combinations, make distributions or redeem indebtedness.  The term loan facility contains a negative covenant first lien secured leverage ratio covenant of 4.0 to 1.0 on a pro forma basis for a proposed transaction, such as an acquisition or incurrence of additional first lien debt.  Our first lien secured leverage ratio was 3.5 to 1.0 as of January 2, 2010.

A key financial metric utilized in the calculation of the first lien leverage ratio is Adjusted EBITDA.  The following table reconciles our Adjusted EBITDA for the twelve months ended January 2, 2010 to net loss.

Four Quarters ended January 2, 2010
Adjusted EBITDA (a)	$666.4
Net interest expense	(228.4)
Depreciation and amortization	(262.6)
Income tax benefit	(1.0)
Business optimization expense (b)	(40.4)
Restructuring and impairment (c)	(17.3)
Management fees	(6.5)
Other non-cash income	34.5
Pro forma acquisitions	(97.9)
Pro forma cost reductions	(11.7)
Pro forma synergies (d)	(61.1)
Net loss	$26.0

Cash flow from operating activities	$369.0
Cash flow from investing activities	$(1,023.8)
Cash flow from financing activities	$505.7
(a)	Includes $3.8 million of Pliant adjusted EBITDA from the date of acquisition
(b)	Includes $19.2 million of transaction costs attributed to the Pliant and Superfos acquisitions
(c)	Includes $7.8 of non-cash asset impairments
(d)	Represents synergies related to the following: Pliant ($50.0 million), Superfos ($1.6 million), Covalence ($2.2 million), Captive ($5.0 million) and Erie ($2.3 million)

For comparison purposes, the following table reconciles our Adjusted EBITDA for the quarterly period ended January 2, 2010 and December 27, 2008.

	Quarterly Period Ended
	January 2, 2010	December 27, 2008
Adjusted EBITDA	$148.1	$148.7
Net interest expense	(54.1)	(70.2)
Depreciation and amortization	(70.8)	(61.7)
Income tax benefit	8.5	15.8
Business optimization expense	(25.0)	(3.8)
Restructuring and impairment (a)	(6.6)	(0.6)
Stock based compensation	(0.3)	(11.6)
Management fees	(1.5)	(1.4)
Other non-cash income (expense)	4.1	(6.6)
Pro forma acquisitions	(15.4)	(13.9)
Pro forma cost reductions	(1.5)	(6.0)
Pro forma synergies	(14.7)	(18.1)
Net income (loss)	$(29.2)	$(29.4)

Cash flow from operating activities	$66.2	$111.6
Cash flow from investing activities	$(707.0)	$(47.4)
Cash flow from financing activities	$653.0	$(82.4)

While the determination of appropriate adjustments in the calculation of Adjusted EBITDA is subject to interpretation under the terms of the our senior secured credit facilities, management believes the adjustments described above are in accordance with the covenants in the senior secured credit facilities.  Adjusted EBITDA should not be considered in isolation or construed as an alternative to our net loss, operating cash flows or other measures as determined in accordance with GAAP.  In addition, other companies in our industry or across different industries may calculate bank covenants and related definitions differently than we do, limiting the usefulness of our calculation of Adjusted EBITDA as a comparative measure.

Cash Flows
Net cash provided by operating activities was $66.2 million for the Quarter compared to $111.6 million for the Prior Quarter.  This decrease of $45.4 million is primarily the result of a $22.7 million change in working capital and acquisition costs incurred in the Quarter of $19.2 million.

Net cash used for investing activities increased from $47.4 million for the Prior Quarter to $707.0 million for the Quarter primarily as a result of the Pliant and Superfos acquisitions and increased capital spending.  Our capital expenditures are forecasted to be approximately $220 million for fiscal 2010 and will be funded from cash flows from operating activities and availability under our revolving credit facilities.

Net cash provided by financing activities was $653.0 million for the Quarter compared to net cash used for $82.4 million for the Prior Quarter.  This change of $735.4 million is primarily attributed to the borrowing of the First and Second Priority Fixed Rate Notes to fund the Pliant acquisition in the Quarter.

Based on our current level of operations, we believe that cash flow from operations and available cash, together with available borrowings under our senior secured credit facilities, will be adequate to meet our short-term liquidity needs over the next twelve months.  We base such belief on historical experience and the funds available under the senior secured credit facility.  However, we cannot predict our future results of operations and our ability to meet our obligations involves numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” section of our Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended September 26, 2009.  In particular, increases in the cost of resin which we are unable to pass through to our customers on a timely basis or significant acquisitions could severely impact our liquidity.  At January 2, 2010, our cash balance was $22.0 million, and we had unused borrowing capacity of $292.0 million under our revolving line of credit, net of defaulting lenders.

Accounts Receivable and Inventory

	January 2, 2010	September 26, 2009
Net Sales (last 12 months)	$3,201.7	$3,187.1
Average Accounts Receivable	381.6	377.9
AR Turnover Rate (a)	8.4	8.4

Cost of Goods Sold (last 12 months)	$2,649.5	$2,641.0
Average Inventory	457.3	437.2
Inventory Turnover Rate (b)	5.8	6.0
(a) Accounts Receivable Turnover Rate = Revenue for the last twelve months divided by average accounts receivable.
(b) Inventory Turnover Rate = Cost of goods sold for the last twelve months divided by average ending inventory.

Critical Accounting Policies

We disclosed those accounting policies that we consider to be significant in determining the amounts to be utilized for communicating our consolidated financial position, results of operations and cash flows in the Form 10-K filed with the SEC for the fiscal year ended September 26, 2009.  Our discussion and analysis of our financial condition and results of operations are based on our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of financial statements in conformity with these principles requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes.  Actual results are likely to differ from these estimates, but management does not believe such differences will materially affect our financial position or results of operations, although no assurance can be given as to such affect.  The following critical accounting policies have been updated for the period ended January 2, 2010.

Goodwill and Other Indefinite Lived Intangible Assets. We are required to perform a review for impairment of goodwill and other indefinite lived intangibles to evaluate whether events and circumstances have occurred that may indicate a potential impairment. Goodwill is considered to be impaired if we determine that the carrying value of the reporting unit exceeds its fair value.  Other indefinite lived intangibles are considered to be impaired if the carrying value excess the fair value.  In addition to the annual review, an interim review is required if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Examples of such events or circumstances could include, but are not limited to: a significant decline in our earnings, a significant decline in the total value of our Company, unanticipated competition or a loss of key personnel.

The following table presents carrying value as of our most recent evaluation for impairment of goodwill compared to Goodwill by reportable segment:

	Carrying Value as of	Goodwill as of
	July 1, 2009	January 2, 2010	September 26, 2009
Rigid Open Top	$1,572.6	$703.6	$646.3
Rigid Closed Top	1,364.1	769.7	768.1
Flexible Films	427.1	16.8	16.8

In accordance with our policy, we completed our most recent annual evaluation for impairment of goodwill as of the first day of the fourth fiscal quarter of 2009. Based on this evaluation we determined that no impairment existed. Our evaluation method included management estimates of cash flow projections based on an internal strategic review and comparable EBITDA multiples of our market peer companies to derive our fair values.  A decline of greater than 10% in the fair value of our Rigid Open Top and Rigid Closed Top segments could result in a potential impairment of goodwill or trademarks depending on revenue or earnings growth, the cost of capital and other factors we utilize to determine our segment and trademark fair values.  Our Flexible Films Segment would need to decline more than 20% to result in a potential impairment.  For purposes of this test, we held our EBITDA as a percentage of revenue consistent with our margins as of the testing date.  Growth by reporting unit varies from year-to-year between segments.  For purposes of this test, the Rigid Open Top forecasted overall growth ranges between 4.0% and 5.0% in the following five years and 3.0% in the terminal year.  The Rigid Closed Top forecasted overall growth ranges between 3.0% and 4.3% in the following five years and 3.0% in the terminal year.  We assumed that the Company would maintain capital spending of approximately $175 million to continue to increase efficiencies in production and have assumed that these efficiencies would be offset by other rising costs in selling, general and administrative expenses.  Given the uncertainty in economic trends, there can be no assurance that when we complete our future annual or other periodic reviews for impairment of goodwill that a material impairment charge will not be recorded.  There was not indicators of impairment in the first fiscal quarter of 2010.  Goodwill and indefinite lived trademarks totaled $1.7 billion and $220.2 million at January 2, 2010, respectively, and includes goodwill from the Pliant and Superfos acquisitions which occurred in the first fiscal quarter of 2010.

Based on a critical assessment of our accounting policies and the underlying judgments and uncertainties affecting the application of those policies, we believe that our Consolidated Financial Statements provide a meaningful and fair perspective of the Company and its consolidated subsidiaries.  This is not to suggest that other risk factors such as changes in economic conditions, changes in material costs, our ability to pass through changes in material costs, and others could not materially adversely impact our consolidated financial position, results of operations and cash flows in future periods.

Item 3.              Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

We are exposed to market risk from changes in interest rates primarily through our senior secured credit facilities, senior secured first priority notes and second priority senior secured notes.  Our senior secured credit facilities are comprised of (i) a $1,200.0 million term loan and (ii) a $500.0 million revolving credit facility.  At January 2, 2010, $156.0 million was outstanding on the revolving credit facility.  The net outstanding balance of the term loan was $1,167.0 million at January 2, 2010.  Borrowings under our senior secured credit facilities bear interest, at our option, at either an alternate base rate or an adjusted LIBOR rate for a one-, two-, three- or six month interest period, or a nine- or twelve-month period, if available to all relevant lenders, in each case, plus an applicable margin.  The alternate base rate is the mean the greater of (i) Credit Suisse’s prime rate and (ii) one-half of 1.0% over the weighted average of rates on overnight Federal Funds as published by the Federal Reserve Bank of New York.  Our $680.6 million of senior secured first priority notes accrue interest at a rate per annum, reset quarterly, equal to LIBOR plus 4.75%. Our second priority senior secured notes are comprised of (i) $525.0 million fixed rate notes and (ii) $225.0 million floating rate notes.  The floating rate notes bear interest at a rate of LIBOR plus 3.875% per annum, which resets quarterly.

At January 2, 2010, the LIBOR rate of 0.25% was applicable to the term loan, senior secured first priority notes and second priority floating rate notes.  If the LIBOR rate increases 0.25% and

0.50%, we estimate an annual increase in our interest expense of $4.8 million and $9.6 million, respectively.

In August 2007, Berry entered into two separate interest rate swap transactions to protect $600.0 million of the outstanding variable rate term loan debt from future interest rate volatility.  The swap agreements became effective in November 2007.  The first agreement had a notional amount of $300.0 million and became effective November 5, 2007 and swaps three month variable LIBOR contracts for a fixed two year rate of 4.875% and expired on November 5, 2009.  The second agreement had a notional amount of $300.0 million and became effective November 5, 2007 and swaps three month variable LIBOR contracts for a fixed three year rate of 4.920% and expires on November 5, 2010.  The Company’s term loan gives it the option to elect different interest rate reset options.  On November 5, 2008, the Company began to utilize 1-month LIBOR contracts for the underlying senior term loan.  The Company’s change in interest rate selection caused the Company to lose hedge accounting.  The Company has recorded all subsequent changes in fair value from November 5, 2008 to January 2, 2010 in the statement of operations and is amortizing the interest rate swap balance in Accumulated other comprehensive income to Interest expense through the end of the respective swap agreement.  The Company estimates the fair value of the interest rate swap transactions identified above to be a liability of $10.8 million and $14.9 million as of January 2, 2010 and September 26, 2009, respectively.  The fair value of these interest rate swaps is subject to movements in LIBOR and may fluctuate in future periods.  A .25% change in LIBOR would not have a material impact on the fair value of the interest rate swaps.

Resin Cost Sensitivity

We are exposed to market risk from changes in plastic resin prices that could impact our results of operations and financial condition.  Our plastic resin purchasing strategy is to deal with only high-quality, dependable suppliers, such as Chevron, DAK Americas, Dow, Dupont, Eastman Chemical, Exxon Mobil, Flint Hills Resources, Georgia Gulf, Lyondell/Bassell, Nova, PolyOne Corp., Sunoco, Total, and Westlake.  We believe that we have maintained strong relationships with these key suppliers and expect that such relationships will continue into the foreseeable future.  The resin market is a global market and, based on our experience, we believe that adequate quantities of plastic resins will be available at market prices, but we can give you no assurances as to such availability or the prices thereof.  If the price of resin increased or decreased by 5% this would result in a material change to our cost of goods sold.

Item 4.              Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

Under applicable SEC regulations, management of a reporting company, with the participation of the principal executive officer and principal financial officer, must periodically evaluate the company’s “disclosure controls and procedures,” which are defined generally as controls and other procedures of a reporting company designed to ensure that information required to be disclosed by the reporting company in its periodic reports filed with the commission (such as this Form 10-Q) is recorded, processed, summarized, and reported on a timely basis.

The Company's management, with the participation of the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures as of January 2, 2010.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of January 2, 2010, the design and operation of our disclosure controls and procedures were effective at the reasonable assurance level.

(b)	Changes in internal controls.

There was no change in our internal control over financial reporting that occurred during the quarter ended January 2, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II.  Other Information

Item 1.            Legal Proceedings

There has been no material changes in legal proceedings from the items disclosed in our Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended September 26, 2009.

Item 1A.         Risk Factors

You should carefully consider the risks described in our Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended September 26, 2009, including those under the heading “Risk Factors” and  other information contained in this Quarterly Report before investing in our securities. Realization of any of these risks could have a material adverse effect on our business, financial condition, cash flows and results of operations.  There were no material changes in the Company’s risk factors since described in our Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended September 26, 2009.

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

Berry Plastics Corporation

February 16, 2010

By: /s/ James M. Kratochvil
James M. Kratochvil

Executive Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)