Form 10-Q
period 2010-08-16
BERRY PLASTICS CORP
filed 2010-08-16
CIK 919465

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[X]         Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 3, 2010
or
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

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes [   ]  No [X]

As of August 16, 2010, all of the outstanding 100 shares of the Common Stock, $.01 par value, of Berry Plastics Corporation were held by Berry Plastics Group, Inc.

Table of Additional Registrant Guarantors

Exact Name	Jurisdiction of Organization	Primary Standard Industrial Classification Code Number	I.R.S. Employer Identification No.	Name, Address and Telephone Number of Principal Executive Offices
Aerocon, LLC	Delaware	3089	35-1948748	(a)
Berry Iowa, LLC	Delaware	3089	42-1382173	(a)
Berry Plastics Design, LLC	Delaware	3089	62-1689708	(a)
Berry Plastics Technical Services, Inc.	Delaware	3089	57-1029638	(a)
Berry Sterling Corporation	Delaware	3089	54-1749681	(a)
CPI Holding Corporation	Delaware	3089	34-1820303	(a)
Knight Plastics, Inc.	Delaware	3089	35-2056610	(a)
Packerware Corporation	Delaware	3089	48-0759852	(a)
Pescor, Inc.	Delaware	3089	74-3002028	(a)
Poly-Seal, LLC	Delaware	3089	52-0892112	(a)
Venture Packaging, Inc.	Delaware	3089	51-0368479	(a)
Venture Packaging Midwest, Inc.	Delaware	3089	34-1809003	(a)
Berry Plastics Acquisition Corporation III	Delaware	3089	37-1445502	(a)
Berry Plastics Opco, Inc.	Delaware	3089	30-0120989	(a)
Berry Plastics Acquisition Corporation V	Delaware	3089	36-4509933	(a)
Berry Plastics Acquisition Corporation VIII	Delaware	3089	32-0036809	(a)
Berry Plastics Acquisition Corporation IX	Delaware	3089	35-2184302	(a)
Berry Plastics Acquisition Corporation X	Delaware	3089	35-2184301	(a)
Berry Plastics Acquisition Corporation XI	Delaware	3089	35-2184300	(a)
Berry Plastics Acquisition Corporation XII	Delaware	3089	35-2184299	(a)
Berry Plastics Acquisition Corporation XIII	Delaware	3089	35-2184298	(a)
Berry Plastics Acquisition Corporation XV, LLC	Delaware	3089	35-2184293	(a)
Kerr Group, LLC	Delaware	3089	95-0898810	(a)
Saffron Acquisition, LLC	Delaware	3089	94-3293114	(a)
Setco, LLC	Delaware	3089	56-2374074	(a)
Sun Coast Industries, LLC	Delaware	3089	59-1952968	(a)
Cardinal Packaging, Inc.	Ohio	3089	56-1396561	(a)
Covalence Specialty Adhesives LLC	Delaware	2672	20-4104683	(a)
Covalence Specialty Coatings LLC	Delaware	2672	20-4104683	(a)
Caplas LLC	Delaware	3089	20-3888603	(a)
Caplas Neptune, LLC	Delaware	3089	20-5557864	(a)
Captive Plastics Holding LLC	Delaware	3089	20-1290475	(a)
Captive Plastics, LLC	Delaware	3089	22-1890735	(a)
Grafco Industries Limited Partnership	Maryland	3089	52-1729327	(a)
Rollpak Acquisition Corporation	Indiana	3089	03-0512845	(a)
Rollpak Corporation	Indiana	3089	35-1582626	(a)
Pliant, LLC	Delaware	2673	43-2107725	(a)
Pliant Corporation International	Utah	2673	87-0473075	(a)
Pliant Film Products of Mexico, Inc.	Utah	2673	87-0500805	(a)
Pliant Packaging of Canada, LLC	Utah	2673	87-0580929	(a)
Uniplast Holdings, LLC	Delaware	2673	13-3999589	(a)
Uniplast U.S., Inc.	Delaware	2673	04-3199066	(a)
Berry Plastics SP, Inc.	Virginia	3089	52-1444795	(a)

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

Berry Plastics Corporation

Form 10-Q Index

For Quarterly Period Ended July 3, 2010

Part 1.   Financial Information
Item 1.   Financial Statements

Berry Plastics Corporation
Consolidated Balance Sheets
 (In Millions of Dollars)

	July 3, 2010	September 26, 2009
	(Unaudited)
Assets
Current assets:
Cash	$186.8	$10.0
Accounts receivable (less allowance for doubtful accounts of $10.8 at July 3, 2010 and $9.0 at September 26, 2009)	499.2	333.2
Inventories, net:
Finished goods	337.1	219.6
Raw materials and work in process	262.5	154.4
	599.6	374.0
Deferred income taxes	50.7	44.0
Prepaid expenses and other current assets	46.5	30.4
Total current assets	1,382.8	791.6

Property and equipment:
Land and buildings	258.2	212.1
Equipment and construction in progress	1,476.1	1,126.2
	1,734.3	1,338.3
Less accumulated depreciation	595.2	462.7
	1,139.1	875.6

Goodwill	1,712.7	1,431.2
Intangible assets, net	1,202.5	1,107.5
Other assets	274.2	195.1
	3,189.4	2,733.8
Total assets	$5,711.3	$4,401.0

Berry Plastics Corporation
Consolidated Balance Sheets (continued)
(In Millions of Dollars)

	July 3, 2010	September 26, 2009
	(Unaudited)
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$359.6	$229.8
Accrued expenses and other current liabilities	270.1	192.9
Current portion of long-term debt	26.2	17.5
Total current liabilities	655.9	440.2

Long-term debt, less current portion	4,403.5	3,342.2
Deferred income taxes	249.6	194.9
Other long-term liabilities	133.8	102.0
Total liabilities	5,442.8	4,079.3

Commitments and contingencies

Stockholders' equity:
Parent company investment, net	629.0	629.2
Accumulated deficit	(333.9)	(279.2)
Accumulated other comprehensive loss	(26.6)	(28.3)
Total stockholders’ equity	268.5	321.7
Total liabilities and stockholders’ equity	$5,711.3	$4,401.0

See notes to consolidated financial statements.

Berry Plastics Corporation
Consolidated Statements of Operations
(Unaudited)
 (In Millions of Dollars)

	Quarterly Period Ended		Three Quarterly Periods Ended
	July 3, 2010	June 27, 2009	July 3, 2010	June 27, 2009
Net sales	$1,167.6	$769.7	$3,102.9	$2,392.5
Costs and expenses:
Cost of goods sold	1,021.9	612.6	2,681.9	1,986.0
Selling, general and administrative	96.8	84.9	272.8	249.1
Restructuring and impairment charges	17.9	8.0	27.0	8.8
Acquisition transaction costs	1.5	—	21.6	—
Other operating expenses	2.0	6.9	14.7	17.4
Operating income	27.5	57.3	84.9	131.2

Other income, net	(3.1)	(9.9)	(10.2)	(24.7)
Interest expense	81.4	63.7	223.8	202.2
Interest income	(20.8)	(3.5)	(55.2)	(3.6)
(Loss) income from continuing operations before income taxes	(30.0)	7.0	(73.5)	(42.7)
Income tax (benefit) expense	(8.6)	5.7	(18.8)	(11.4)
Net (loss) income from continuing operations	(21.4)	1.3	(54.7)	(31.3)

Discontinued operations, net of income taxes	—	—	—	4.2
Net (loss) income	$(21.4)	$1.3	$(54.7)	$(35.5)

See notes to consolidated financial statements.

Berry Plastics Corporation
Consolidated Statement of Changes in Stockholders' Equity
For the Three Quarterly Periods Ended July 3, 2010 and June 27, 2009
(Unaudited)
(In Millions of Dollars)

	Parent Company Investment	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total	Comprehensive Loss
Balance at September 27, 2008	$617.2	$(12.3)	$(253.0)	$351.9
Stock compensation expense	12.1	—	—	12.1
Net transfers to parent	(0.5)	—	—	(0.5)
Derivative amortization	—	5.3	—	5.3
Net loss	—	—	(35.5)	(35.5)	$(35.5)
Currency translation	—	(21.0)	—	(21.0)	(21.0)
Derivative valuation	—	(3.7)	—	(3.7)	(3.7)
Balance at June 27, 2009	$628.8	$(31.7)	$(288.5)	$308.6	$(60.2)

	Parent Company Investment	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total	Comprehensive Loss
Balance at September 26, 2009	$629.2	$(28.3)	$(279.2)	$321.7
Stock compensation expense	1.1	—	—	1.1
Net transfers to parent	(1.3)	—	—	(1.3)
Derivative amortization	—	3.1	—	3.1
Net loss	—	—	(54.7)	(54.7)	$(54.7)
Currency translation	—	(1.4)	—	(1.4)	(1.4)
Balance at July 3, 2010	$629.0	$(26.6)	$(333.9)	$268.5	$(56.1)

See notes to consolidated financial statements.

Berry Plastics Corporation
Consolidated Statements of Cash Flows
(Unaudited)
(In Millions of Dollars)

	Three Quarterly Periods Ended
	July 3, 2010	June 27, 2009
Operating activities
Net loss	$(54.7)	$(35.5)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	152.3	117.2
Amortization of intangible assets	80.1	71.5
Non-cash interest expense	18.5	27.9
Non-cash interest income	(54.8)	(3.6)
Non-cash gain on investment	—	(23.6)
Non-cash compensation	1.1	12.1
Loss on disposal and impairment of assets	11.7	—
Other non-cash (income) expense	(10.6)	11.9
Deferred income tax benefit	(16.4)	(14.8)
Changes in operating assets and liabilities:
Accounts receivable, net	(54.1)	87.7
Inventories, net	(137.0)	112.4
Prepaid expenses and other assets	8.8	22.3
Accounts payable and other liabilities	76.9	(45.7)
Net cash provided by operating activities	21.8	339.8
Investing activities
Additions to property and equipment	(171.4)	(144.2)
Proceeds from disposal of assets	29.0	1.9
Investment in Berry Plastics Group debt securities	(22.6)	(132.0)
Acquisition of businesses, net of cash acquired	(652.7)	(4.6)
Net cash used for investing activities	(817.7)	(278.9)
Financing activities
Proceeds from long-term borrowings	1,096.9	0.8
Repayments on long-term borrowings	(86.1)	(222.1)
Debt financing costs	(37.2)	(0.4)
Transfers to parent, net	(1.3)	(0.5)
Net cash provided by (used for) financing activities	972.3	(222.2)
Effect of exchange rate changes on cash	0.4	0.1
Net increase in cash	176.8	(161.2)
Cash at beginning of period	10.0	189.7
Cash at end of period	$186.8	$28.5

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

Related Party Transactions and Allocations
The Company’s operating results for the quarterly period and three quarterly periods ended July 3, 2010 and June 27, 2009 represent the Consolidated Results of Operations of the Company.  The balance sheets as of July 3, 2010 and September 26, 2009 represent the Consolidated Balance Sheets of the Company as of the respective dates.  The Company has recorded expense in their financial statements of $0.4 million and $0.1 million for the quarterly period ended and $1.1 million and $12.1 million  for the three quarterly periods ended as of July 3, 2010 and June 27, 2009, respectively, related to stock compensation of Berry Group.  The Company has recorded management fees of $2.3 million and $1.8 million for the quarterly period ended and $5.6 million and $4.7 million for the three quarterly periods ended July 3, 2010 and June 27, 2009, respectively, charged by Apollo and Graham to Berry Group and recorded income taxes to push down the respective amounts that relate to the consolidated operations of the Company.  Parent Company Investment includes the equity from Berry Group that was invested in Berry by Apollo and other shareholders.  As part of the acquisition of Pliant Corporation (“Pliant”) the Company paid to Apollo and Graham $5.5 million of transaction costs which has been recorded in Acquisition transaction costs in our Consolidated Statement of Operations.  In addition, as part of the Pliant transaction, Apollo and Graham received a combined cash liquidation settlement of approximately $22.0 million for their pre-bankruptcy investment position in Pliant which was paid by the Company as part of the purchase price of Pliant.

BP Parallel LLC, a non-guarantor subsidiary of the Company invested $4.3 million and $22.6 million to purchase assignments totaling $5.5 million and $29.4 million of Berry Group’s senior unsecured term loan (“Senior Unsecured Term Loan”) for the quarterly period and three quarterly periods ended July 3, 2010, respectively.  The Senior Unsecured Term Loan matures on June 5, 2014.  Interest on the loan is payable on a quarterly basis and bears interest at Berry Group’s option based on (1) a fluctuating rate per annum equal to the higher of (a) the Federal Funds Rate plus ½ of 1% and (b) the rate of interest in effect for such day as publicly announced from time to time by Credit Suisse as its “prime rate” plus 525 basis points or (2) LIBOR (0.53% at July 3, 2010) plus 625 basis points.  The Senior Unsecured Term Loan contains a payment in kind (“PIK”) option which allows Berry Group to forgo paying cash interest and to add the PIK interest to the outstanding balance of the loan.  This expires on the five year anniversary of the loan and if elected increases the rate per annum by 75 basis points for the specific interest period.  Berry Group at its election may make the quarterly interest payments in cash, may make the payments by paying 50% of the interest in cash and 50% in PIK interest or 100% in PIK interest for the first five years.  The notes are unsecured and there are no guarantees by Berry.

The Company is accounting for its investments in the Senior Unsecured Term Loan as a held-to-maturity investment in accordance with the investment accounting standards of the Financial Accounting Standards Board (“FASB”).  The Company has the intent and ability to hold the security to maturity.  The investment is stated at amortized cost and the discount is being accreted under the effective interest method to interest income until the maturity of the debt.  The Company has recorded their investment in Other assets in the Consolidated Balance Sheets and is recording the non-cash interest income and the accretion income from the discount on the purchase of Senior Unsecured Term Loan in Interest income in the Consolidated Statements of Operations.  The outstanding balance of these investments was $263.1 million at July 3, 2010.  As of July 3, 2010, BP Parallel LLC has invested $188.4 million to purchase assignments of $544.0 million principal of the Senior Unsecured Term Loan resulting in the Company recognizing $20.0 million and $54.2 million of interest and accretion income for the quarterly period and three quarterly periods ended July 3, 2010, respectively.  The outstanding balance of the Senior Unsecured Term Loan was $54.3 million at July 3, 2010.

3.  Acquisition

Pliant Corporation
In December 2009, the Company obtained control of 100% of the capital stock of Pliant upon Pliant’s emergence from reorganization pursuant to a proceeding under Chapter 11 of the Bankruptcy Code for a purchase price of $602.7 million ($576.5 million, net of cash acquired).   Pliant is a leading manufacturer of value-added films and flexible packaging for food, personal care, medical, agricultural and industrial applications.  The acquired business is primarily operated in Berry’s Specialty Films reporting segment.  To finance the purchase, the Company used proceeds from private placement offerings, consisting of $370.0 million aggregate principal amount of 8 1/4% first priority senior secured fixed rate notes (“8 1/4 First Priority Notes”) due on November 15, 2015 and $250.0 million additional principal amount of 8 7/8% second priority senior secured fixed rate notes (“8 7/8% Second Priority Notes”) due on September 15, 2014, as more fully described in footnote 6.

The acquisition was accounted for as a business combination using the purchase method of accounting. The Company has not finalized the purchase price allocation and it is subject to change.  The Company is still finalizing their allocation of the purchase price to the fair value on fixed assets, deferred income taxes and reviewing all of the working capital acquired.  The Company has recognized goodwill on this transaction as a result of expected synergies.  Goodwill will not be deductible for tax purposes.  The following table summarizes the preliminary allocation of purchase price and the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition:

Working capital	$134.3
Property and equipment	239.1
Intangible assets	118.9
Goodwill	235.8
Other long-term liabilities	(125.4)
Net assets acquired	$602.7

For the quarterly period ended June 27, 2009 the pro forma net sales were $988.7 million and pro forma net loss was $21.8 million.  Pro forma net sales were $3,264.6 million and $3,090.6 million and pro forma net losses were $78.9 million and $181.0 million for the three quarterly periods ended July 3, 2010 and June 27, 2009, respectively.  The pro forma net sales and net loss assume that the Pliant acquisition had occurred as of the beginning of the respective periods.

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

Superfos Packaging, Inc.
In December 2009, the Company acquired 100% of the outstanding common stock of Superfos Packaging, Inc., a manufacturer of injection molded plastic rigid open top containers and other plastic packaging products primarily for food, industrial and personal care end markets.  The newly added business is primarily operated in the Company’s Rigid Open Top reporting segment.  The purchase price was approximately $82.1 million ($80.0 million, net of cash acquired) and was funded from cash on hand and the revolving line of credit.  Pro forma results have not been presented, as they do not differ materially from reported historical results.

Acquisition of Assets of JM Holdings, LLC.
In May 2010, the Company acquired certain assets of JM Holdings, LLC., a manufacturer of tape coatings for large diameter water pipes, joints, custom fittings and high temperature tape line for oil and gas applications for $4.6 million.  The Company funded the acquisition of these assets with cash on hand.

4.  Restructuring

The table below sets forth the Company’s estimate of the total cost of recent restructuring programs, the cumulative portion recognized through July 3, 2010 and the portion expected to be recognized in a future period:

	Expected Total Costs	Recognized through July 3, 2010	To be Recognized in Future
Severance and termination benefits	$14.6	$14.6	$—
Facility exit costs	34.2	31.2	3.0
Asset impairment	37.6	37.6	—
Other	3.6	3.6	—
Total	$90.0	$87.0	$3.0

The Company incurred restructuring costs of $17.9 million and $8.0 million for the quarterly period ended and $27.0 million and $8.8 million for the three quarterly periods ended as of July 3, 2010 and June 27, 2009, respectively.

The table below sets forth the activity with respect to the restructuring accrual at September 26, 2009 and July 3, 2010:

	Employee Severance and Benefits		Facilities Exit Costs	Non-cash		Total
Balance at fiscal year end 2008	$	―	$4.1	$	―	$4.1
Charges		0.6	2.9		7.8	11.3
Non-cash asset impairment		―	―		(7.8)	(7.8)
Cash payments		(0.6)	(4.2)		―	(4.8)
Balance at September 26, 2009		―	2.8		―	2.8
Charges		6.2	9.1		11.7	27.0
Non-cash asset impairment		―	―		(11.7)	(11.7)
Acquisition liability assumed		0.8	―		―	0.8
Cash payments		(3.7)	(9.5)		―	(13.2)
Balance at July 3, 2010		$3.3	$2.4	$	―	$5.7

Through July 3, 2010, the Company had incurred $6.2 million of severance primarily related to the Pliant acquisition and $11.7 million of non-cash fixed asset impairment charges related to the consolidation of three manufacturing facilities within our Specialty Films and Tapes, Bags and Coatings reporting segments.

5.  Accrued Expenses and Other Current Liabilities

The following table sets forth the totals included in Accrued expenses and other current liabilities on the Consolidated Balance Sheets.

	July 3, 2010	September 26, 2009
Employee compensation, payroll and other taxes	$70.2	$80.1
Interest	55.3	17.7
Restructuring	5.7	2.8
Rebates	58.0	43.9
Other	80.9	48.4
	$270.1	$192.9

6.      Long-Term Debt

Long-term debt consists of the following:

	Maturity Date	July 3, 2010	September 26, 2009
Term loan	April 3, 2015	$1,164.0	$1,173.0
Revolving line of credit	April 3, 2013	―	69.0
First Priority Senior Secured Floating Rate Notes	February 15, 2015	680.6	680.6
8 1/4% First Priority Notes	November 15, 2015	370.0	―
8 7/8% Second Priority Notes	September 15, 2014	775.0	525.0
Second Priority Senior Secured Floating Rate Notes	September 15, 2014	225.0	225.0
9 1/2% Second Priority Notes	May 15, 2018	500.0	―
11% Senior Subordinated Notes	September 15, 2016	454.6	454.6
10 1/4% Senior Subordinated Notes	March 1, 2016	215.3	215.3
Debt discount, net		(34.8)	(15.1)
Capital leases and other	Various	80.0	32.3
		4,429.7	3,359.7
Less current portion of long-term debt		(26.2)	(17.5)
		$4,403.5	$3,342.2

The current portion of long-term debt consists of $12.0 million of principal payments on the term loan and $14.2 million of principal payments related to capital lease obligations.  The Company was in compliance with its covenants as of July 3, 2010.

At July 3, 2010, the Company had no outstanding balance on the revolving line of credit and $33.1 million in letters of credit outstanding.  At July 3, 2010, the Company had unused borrowing capacity of $448.6 million, net of defaulting lenders, under the revolving line of credit subject to the solvency of the Company’s lenders to fund their obligations and the Company’s borrowing base calculations.

In November 2009, the Company completed private placement offerings, consisting of $370.0 million aggregate principal amount of 8 1/4% First Priority Notes due on November 15, 2015 and $250.0 million additional principal amount of 8 7/8% Second Priority Notes due on September 15, 2014.  The Company received gross proceeds, before expenses and accrued interest, of $365.7 million and $230.6 million from the 8 1/4% First Priority Notes and 8 7/8% Second Priority Notes, respectively.  The proceeds were placed into escrow pending the fulfillment of certain conditions related to the Pliant acquisition.  On December 3, 2009 substantially simultaneously with the Pliant acquisition, the Company assumed the obligations under the existing notes and the proceeds of the existing notes were released from escrow.

In April 2010, the Company completed a $500 million private placement of 9 1/2% second priority senior secured fixed rate notes due on May 15, 2018 (“9 1/2% Second Priority Notes”).  The net proceeds from the offering were intended for general corporate purposes, which may include the repayment of debt, capital expenditure projects and the funding of future acquisitions.

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

The Company’s term loan gives the option to elect different interest rate reset options.  In 2008, the Company began utilizing 1-month LIBOR contracts for the underlying senior secured credit facility.  The Company’s change in interest rate selection caused the Company to lose hedge accounting on both of the interest rate swaps.  The Company records changes in fair value in the Consolidated Statement of Operations and is amortizing the previously recorded unrealized loss in Accumulated other comprehensive loss to Interest expense through the end of the respective swap agreement.

	Liability Derivatives
Derivatives not designated as hedging instruments under FASB guidance	Balance Sheet Location	July 3, 2010		September 26, 2009
Interest rate swaps	Other LT liabilities	$	―	$13.5
	Accrued exp and other current liabilities		4.6	1.4
			$4.6	$14.9

The effect of the derivative instruments on the Consolidated Statement of Operations are as follows:

		Quarterly Period Ended	Three Quarterly Periods Ended
	Statement of Operations Location	July 3, 2010	July 3, 2010
Derivatives not designated as hedging instruments under FASB guidance
Interest rate swaps	Other income	$(3.5)	$(10.3)
	Interest expense	$1.7	$5.6

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

The Company’s financial instruments consist primarily of cash, investments, long-term debt, interest rate swap agreements and capital lease obligations.  The fair value of our investments exceeded book value at July 3, 2010, by $190.0 million.  The following table summarized our long-term indebtedness for which the book value was in excess of the fair value based on quoted market prices:

July 3, 2010
First Priority Senior Secured Floating Rate Notes	$34.0
8 1/4% First Priority Notes	10.2
8 7/8% Second Priority Notes	44.6
9 1/2% Second Priority Notes	17.5
Second Priority Senior Secured Floating Rate Notes	21.9
11% Senior Subordinated Notes	65.9
10 ¼% Senior Subordinated Notes	31.2

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

9. Income Taxes

The effective tax rate from continuing operations was 28.7% and 30.9% for the quarterly period ended July 3, 2010 and June 27, 2009, respectively.  A reconciliation of income tax benefit, computed at the federal statutory rate, to income tax benefit, as provided for in the financial statements, is as follows:

	Quarterly Period Ended		Three Quarterly Periods Ended
	July 3, 2010	June 27, 2009	July 3, 2010	June 27, 2009
Income tax (benefit) expense computed at statutory rate	$(10.5)	$2.5	$(25.7)	$(14.9)
State income tax (benefit) expense, net of federal taxes	(0.8)	(0.7)	(1.6)	(0.9)
Expenses not deductible for income tax purposes	0.1	0.2	0.3	0.5
Change in valuation allowance	1.8	2.9	3.0	3.2
Non-deductible ASC 805 costs	1.1	—	5.0	—
Other	(0.3)	0.8	0.2	0.7
Income tax (benefit) expense	$(8.6)	$5.7	$(18.8)	$(11.4)

10. Operating Segments

Berry’s operations are organized into four reporting segments: Rigid Open Top, Rigid Closed Top, Specialty Films and Tapes, Bags and Coatings.  The Company has manufacturing and distribution centers in the United States, Canada, Mexico, Belgium, Australia, Germany and India.  The Company evaluates the performance of and allocates resources to these segments based on revenue and other segment profit measures.  The North American operation represents 92% of the Company’s net sales and 96% of the total assets.  Selected information by reportable segment is presented in the following table:

	Quarterly Period Ended		Three Quarterly Periods Ended
	July 3, 2010	June 27, 2009	July 3, 2010	June 27, 2009
Net sales:
Rigid Open Top	$325.9	$265.3	$864.7	$792.5
Rigid Closed Top	255.8	203.7	718.0	644.5
Specialty Films	417.2	133.8	1,016.3	415.2
Tapes, Bags and Coatings	168.7	166.9	503.9	540.3
Total net sales	$1,167.6	$769.7	$3,102.9	$2,392.5
Operating income (loss):
Rigid Open Top	$26.7	$30.3	$76.3	$85.6
Rigid Closed Top	20.3	18.1	53.0	42.2
Specialty Films	(17.7)	1.0	(40.7)	(11.5)
Tapes, Bags and Coatings	(1.8)	7.9	(3.7)	14.9
Total operating income	$27.5	$57.3	$84.9	$131.2
Depreciation and amortization:
Rigid Open Top	$24.4	$21.2	$70.7	$61.4
Rigid Closed Top	22.2	23.1	68.3	69.0
Specialty Films	23.4	8.3	59.3	25.0
Tapes, Bags and Coatings	11.3	11.2	34.1	33.3
Total depreciation and amortization	$81.3	$63.8	$232.4	$188.7

	July 3, 2010	September 26, 2009
Total assets:
Rigid Open Top	$2,041.9	$1,830.7
Rigid Closed Top	1,663.0	1,601.4
Specialty Films	1,446.7	459.1
Tapes, Bags and Coatings	559.7	509.8
Total assets	$5,711.3	$4,401.0

The table below represents the reportable segments used in previous filings organized into five segments of Rigid Open Top, Rigid Closed Top, Flexible Films, Tapes and Coatings, and Specialty Films:

	Quarterly Period Ended		Three Quarterly Periods Ended
	July 3, 2010	June 27, 2009	July 3, 2010	June 27, 2009
Net sales:
Rigid Open Top	$325.9	$265.3	$864.7	$792.5
Rigid Closed Top	255.8	203.7	718.0	644.5
Specialty Films	254.3	—	565.8	—
Flexible Films	208.2	199.8	608.1	636.9
Tapes and Coatings	123.4	100.9	346.3	318.6
Total net sales	$1,167.6	$769.7	$3,102.9	$2,392.5
Operating income (loss):
Rigid Open Top	$26.7	$30.3	$76.2	$85.6
Rigid Closed Top	20.3	18.1	52.9	42.4
Specialty Films	(5.7)	—	(27.8)	—
Flexible Films	(18.1)	7.0	(23.9)	2.6
Tapes and Coatings	4.3	1.9	7.5	0.6
Total operating income	$27.5	$57.3	$84.9	$131.2
Depreciation and amortization:
Rigid Open Top	$24.4	$21.2	$70.7	$61.4
Rigid Closed Top	22.2	23.1	68.3	69.0
Specialty Films	15.0	—	34.4	—
Flexible Films	11.1	11.1	33.7	33.3
Tapes and Coatings	8.6	8.4	25.3	25.0
Total depreciation and amortization	$81.3	$63.8	$232.4	$188.7

	July 3, 2010	September 26, 2009
Total assets:
Rigid Open Top	$2,075.6	$1,822.7
Rigid Closed Top	1,699.6	1,523.0
Specialty Films	844.0	—
Flexible Films	541.2	703.2
Tapes and Coatings	550.9	352.1
Total assets	$5,711.3	$4,401.0

11.      Condensed Consolidating Financial Information

The Company has 8 1/4% First Priority Notes, First Priority Senior Secured Floating Rate Notes, Second Priority Senior Secured Floating Rate Notes, 8 7/8% Second Priority Notes, 9 1/2% Second Priority Notes and 10 1/4% Senior Subordinated Notes outstanding which are fully, jointly, severally, and unconditionally guaranteed by substantially all of Berry’s domestic subsidiaries.  Separate narrative information or financial statements of the guarantor subsidiaries have not been included because they are 100% wholly owned by the parent company and the guarantor subsidiaries unconditionally guarantee such debt on a joint and several basis.  Presented below is condensed consolidating financial information for the parent company, guarantor subsidiaries and non-guarantor subsidiaries.  The equity method has been used with respect to investments in subsidiaries.  The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

	July 3, 2010
	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Consolidating Balance Sheet
Current assets	$460.6	$809.3	$112.9	$—	$1,382.8
Net property and equipment	188.7	878.9	71.5	—	1,139.1
Other noncurrent assets	4,519.6	2,634.6	344.4	(4,309.2)	3,189.4
Total assets	$5,168.9	$4,322.8	$528.8	$(4,309.2)	$5,711.3

Current liabilities	$253.4	$367.3	$36.9	$(1.7)	$655.9
Noncurrent liabilities	4,647.0	174.1	15.4	(49.6)	4,786.9
Equity (deficit)	268.5	3,781.4	476.5	(4,257.9)	268.5
Total liabilities and equity (deficit)	$5,168.9	$4,322.8	$528.8	$(4,309.2)	$5,711.3

	September 26, 2009
	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Consolidating Balance Sheet
Current assets	$160.0	$572.2	$59.4	$—	$791.6
Net property and equipment	183.5	657.0	35.1	—	875.6
Other noncurrent assets	3,485.6	2,299.9	269.0	(3,320.7)	2,733.8
Total assets	$3,829.1	$3,529.1	$363.5	$(3,320.7)	$4,401.0

Current liabilities	$106.2	$315.7	$18.7	$(0.4)	$440.2
Noncurrent liabilities	3,401.2	283.5	4.0	(49.6)	3,639.1
Equity (deficit)	321.7	2,929.9	340.8	(3,270.7)	321.7
Total liabilities and equity (deficit)	$3,829.1	$3,529.1	$363.5	$(3,320.7)	$4,401.0

	Quarterly Period Ended July 3, 2010
	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net sales	$192.6	$880.4	$94.6	$—	$1,167.6
Costs and expenses:
Cost of goods sold	183.6	754.5	83.8	—	1,021.9
Selling, general and administrative expenses	15.0	74.1	7.7	—	96.8
Restructuring and impairment charges	11.4	6.2	0.3	—	17.9
Other operating expenses	1.2	1.0	1.3	—	3.5
Operating income (loss)	(18.6)	44.6	1.5	—	27.5
Other income	(3.5)	0.4	—	—	(3.1)
Interest expense (income), net	92.1	(15.3)	(16.2)	—	60.6
Equity in net income of subsidiaries	(86.0)	—	—	86.0	—
Income (loss) before income taxes	(21.2)	59.5	17.7	(86.0)	(30.0)
Income tax expense (benefit)	0.2	(9.3)	0.5	—	(8.6)
Net income (loss)	$(21.4)	$68.8	$17.2	$(86.0)	$(21.4)

	Quarterly Period Ended June 27, 2009
	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$169.6	$550.8	$49.3	$—	$769.7
Costs and expenses:
Cost of goods sold	147.6	424.1	40.9	—	612.6
Selling, general, and administrative expense	16.4	63.7	4.8	—	84.9
Restructuring and impairment charges	2.8	—	5.2	—	8.0
Other operating expenses	1.4	5.7	(0.2)	—	6.9
Operating income (loss)	1.4	57.3	(1.4)	—	57.3
Other (income) expenses, net	(9.9)	—	—	—	(9.9)
Interest expense (income), net	72.5	(15.7)	3.4	—	60.2
Equity in net income of subsidiary	62.6	—	—	(62.6)	—
Income (loss) before income taxes	1.4	73.0	(4.8)	(62.6)	7.0
Income tax expense (benefit)	0.1	2.5	3.1	—	5.7
Net income (loss)	$1.3	$70.5	$(7.9)	$(62.6)	$1.3

	Three Quarterly Periods Ended July 3, 2010
	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Consolidating Statement of Operations
Net sales	$568.9	$2,290.2	$243.8	$—	$3,102.9
Costs and expenses:
Cost of goods sold	535.2	1,937.3	209.4	—	2,681.9
Selling, general, and administrative expense	45.4	204.9	22.5	—	272.8
Restructuring and impairment charges	11.9	13.3	1.8	—	27.0
Other operating expenses	4.3	27.9	4.1	—	36.3
Operating income (loss)	(27.9)	106.8	6.0	—	84.9
Other income	(10.4)	0.2	—	—	(10.2)
Interest expense (income), net	256.9	(44.6)	(43.7)	—	168.6
Equity in net income of subsidiary	(220.0)	—	—	220.0	—
Income (loss) before income taxes	(54.4)	151.2	49.7	(220.0)	(73.5)
Income tax expense (benefit)	0.3	(20.8)	1.7	—	(18.8)
Net income (loss)	$(54.7)	$172.0	$48.0	$(220.0)	$(54.7)

Consolidating Statement of Cash Flows
Net cash flow from operating activities	$(95.2)	$105.1	$11.9	$—	$21.8
Investing activities:
Purchase of property, plant, and equipment	(33.2)	(133.7)	(4.5)	—	(171.4)
Proceeds from disposal of assets	—	29.0	—	—	29.0
Investment in Berry Group, Inc.	—	—	(22.6)	—	(22.6)
Acquisition of business net of cash acquired	(652.7)	—	—	—	(652.7)
Net cash flow from investing activities	(685.9)	(104.7)	(27.1)	—	(817.7)
Financing activities:
Proceeds from long-term borrowings	1,096.5	—	0.4	—	1,096.9
Payments on long-term borrowings	(86.1)	—	—	—	(86.1)
Debt financing costs	(37.2)	—	—	—	(37.2)
Transfers to the parent, net	(23.9)	—	22.6	—	(1.3)
Net cash flow from financing activities	949.3	—	23.0	—	972.3
Effect of exchange rate changes on cash	—	—	0.4	—	0.4
Net increase (decrease) in cash	168.2	0.4	8.2	—	176.8
Cash at beginning of period	6.6	0.1	3.3	—	10.0
Cash at end of period	$174.8	$0.5	$11.5	$—	$186.8

	Three Quarterly Periods Ended June 27, 2009
	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Consolidating Statement of Operations
Net sales	$559.3	$1,679.3	$153.9	$—	$2,392.5
Costs and expenses
Cost of goods sold	509.4	1346.4	130.2	—	1,986.0
Selling, general, and administrative expense	60.0	173.2	15.9	—	249.1
Restructuring and impairment charges	3.5	0.1	5.2	—	8.8
Other operating expenses	3.3	13.7	0.4	—	17.4
Operating income (loss)	(16.9)	145.9	2.2	—	131.2
Other (income) expenses, net	(31.2)	6.5	—	—	(24.7)
Interest expense (income), net	231.8	(42.2)	9.0	—	198.6
Equity in net income of subsidiary	188.6	—	—	(188.6)	—
Gain (loss) from continuing operations before income taxes	(28.9)	181.6	(6.8)	(188.6)	(42.7)
Income tax expense (benefit)	2.4	(17.6)	3.8	—	(11.4)
Income (loss) from continuing operations	(31.3)	199.2	(10.6)	(188.6)	(31.3)
Discontinued operations, net of income taxes	(4.2)	—	—	—	(4.2)
Net income (loss)	$(35.5)	$199.2	$(10.6)	$(188.6)	$(35.5)

Consolidating Statement of Cash Flows
Net cash provided by operating activities	233.7	99.5	6.6	$—	$339.8
Investing activities:
Additions to property and equipment	(31.3)	(109.9)	(3.0)	—	(144.2)
Proceeds from disposal of assets	—	1.9	—	—	1.9
Investment in Berry Group, Inc.	—	—	(132.0)	—	(132.0)
Acquisition of business, net of cash acquired	(4.6)	—	—	—	(4.6)
Net cash used for investing activities	(35.9)	(108.0)	(135.0)	—	(278.9)
Financing activities:
Proceeds from long-term borrowings	—	—	0.8	—	0.8
Repayments on long-term borrowings	(221.0)	—	(1.1)	—	(222.1)
Debt financing costs	(0.4)	—	—	—	(0.4)
Transfers to parent, net	(132.5)	—	132.0	—	(0.5)
Net cash used for financing activities	(353.9)	—	131.7	—	(222.2)
Effect of exchange rate changes on cash	—	—	0.1	—	0.1
Net increase (decrease) in cash and cash equivalents	(156.1)	(8.5)	3.4	—	(161.2)
Cash and cash equivalents at beginning of period	172.6	8.7	8.4	—	189.7
Cash and cash equivalents at end of period	$16.5	$0.2	$11.8	$—	$28.5

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

13.      Recent Financial Accounting Standards

In December 2007, the FASB issued authoritative guidance that establishes the principles and requirements for how an acquirer (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This guidance makes significant changes to existing accounting practices for acquisitions, including the requirement to expense transaction costs and to reflect the fair value of contingent purchase price adjustments at the date of acquisition. In April 2009, the FASB issued an amendment to amend and clarify the guidance on business combinations to require that an acquirer recognize at fair value, at the acquisition date, an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition date fair value of that asset or liability can be determined during the measurement period. If the acquisition-date fair value of such an asset acquired or liability assumed cannot be determined, the acquirer should apply the provisions of the guidance on business combinations to determine whether the contingency should be recognized at the acquisition date or after it. The guidance is effective for business combinations for which the acquisition date is after the beginning of the first annual reporting period beginning after December 15, 2008, which is effective for us in fiscal 2010.  The Company accounted for the Pliant and Superfos acquisitions under this authoritative guidance.

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

Recent Developments

Pliant Corporation
In December 2009, the Company obtained control of 100% of the capital stock of Pliant upon Pliant’s emergence from reorganization pursuant to a proceeding under Chapter 11 of the Bankruptcy Code for a purchase price of $602.7 million ($576.5 million, net of cash acquired).   Pliant is a leading manufacturer of value-added films and flexible packaging for food, personal care, medical, agricultural and industrial applications.  The acquired business is primarily operated in Berry’s Specialty Films reporting segment.  To finance the purchase, the Company used proceeds from private placement offerings, consisting of $370.0 million aggregate principal amount of 8 1/4% first priority senior secured fixed rate notes (“8 1/4% First Priority Notes”) due on November 15, 2015 and $250.0 million additional principal amount of 8 7/8% second priority senior secured fixed rate notes (“8 7/8% Second Priority Notes”) discussed in the Notes to the Consolidated Financial Statements section of this Form 10-Q.

Superfos Packaging, Inc.
In December 2009, the Company acquired 100% of the outstanding common stock of Superfos Packaging, Inc., a manufacturer of injection molded plastic rigid open top containers and other plastic packaging products primarily for food, industrial and personal care end markets.  The newly added business is primarily operated in Berry’s Rigid Open Top reporting segment.

Acquisition of Assets of JM Holdings, LLC.
In May 2010, the Company acquired certain assets of JM Holdings, LLC., a manufacturer of tape coatings for large diameter water pipes, joints, custom fittings and high temperature tape line for oil and gas applications for $4.6 million.  The Company funded the acquisition of these assets with cash on hand.

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

Raw Material Trends. Polypropylene and polyethylene account for more than 80% of our plastic resin pound purchases.  The average industry prices, as published in industry sources, per pound by fiscal quarter were as follows:

	Polyethylene Butene Film			Polypropylene
	2010	2009	2008	2010	2009	2008
1st quarter	$.71	$.67	$.82	$.70	$.56	$.85
2nd quarter	.82	.59	.84	.82	.46	.80
3rd quarter	.83	.64	.91	.84	.53	.89
4th quarter	—	.68	1.00	—	.67	.99

Plastic resins are the primary component of our Cost of goods sold and are subject to price fluctuations, including those arising from supply shortages and changes in the prices of natural gas, crude oil and other petrochemical intermediates from which resins are produced.

Outlook. The Company is impacted by general economic and industrial growth, housing starts, plastic resin availability and affordability, and general industrial production. Our business has both geographic and end market diversity which reduces the impact of any one of these factors on our overall performance. We are impacted by our ability to maintain selling prices, manage fluctuations in raw material pricing and adapt to volume changes of our customers.  We expect continued strength in our drink cup product lines, which would have a positive impact on volumes in our Rigid Open Top segment.  We expect our bottle business to continue to grow as a result of a strong new product pipeline, which would have a positive impact in our Rigid Closed Top segment.  In order to manage the continual pressure from customers to reduce selling prices we are constantly focused on improving our overall profitability by implementing cost reduction programs for our manufacturing, selling, general and administrative expenses.

Results of Operations

Comparison of the Quarterly Period Ended July 3, 2010 (the “Quarter”) and the Quarterly Period Ended June 27, 2009 (the “Prior Quarter”)

Net Sales.  Net sales increased by 52% to $1,167.6 million for the Quarter from $769.7 million for the Prior Quarter.  This $397.9 million increase includes acquisition volume increase of 35%, base volume increase of 6% and net selling price increases of 11%.  The following discussion in this section provides a comparison of net sales by business segment.

	Quarterly Period Ended
	July 3, 2010	June 27, 2009	$ Change	% Change
Net sales:
Rigid Open Top	$325.9	$265.3	$60.6	22.8%
Rigid Closed Top	255.8	203.7	52.1	25.6%
Specialty Films	417.2	133.8	283.4	211.8%
Tapes, Bags and Coatings	168.7	166.9	1.8	1.1%
Total net sales	$1,167.6	$769.7	$397.9	51.7%

Net sales in the Rigid Open Top segment increased from $265.3 million in the Prior Quarter to $325.9 million in the Quarter as a result of net selling price increases of 15%, base volume growth of 4% and acquisition volume growth attributed to Superfos.  The base volume growth is primarily attributed to increased sales in various container product lines, thermoformed drink cups and houseware product lines.  Net sales in the Rigid Closed Top business increased from $203.7 million in the Prior Quarter to $255.8 million in the Quarter as a result of net selling price increases of 10%, base volume growth of 14% and acquisition volume growth attributed to Superfos.  The base volume growth is primarily attributed to increased sales in our overcaps, closures, bottles, tubes and prescription vial product lines.  The Specialty Films business net sales increased from $133.8 million in the Prior Quarter to $417.2 million in the Quarter as a result of a result of net selling price increases of 21% and acquisition volume growth attributed to Pliant.  Net sales in the Tapes, Bags and Coatings business increased from $166.9 million in the Prior Quarter to $168.7 million in the Quarter primarily as a result of base volume growth of 1%.  The base volume growth is primarily attributed to increased sales in our automotive, industrial and retail tapes, flexible packaging and FIBC product lines partially offset by decreased sales in our retail trash bags product line.

Operating Expenses.  Cost of goods sold increased by $409.3 million to $1,021.9 million for the Quarter from $612.6 million for the Prior Quarter primarily as a result of acquisition volume, base volume growth and higher raw material costs.  Selling, general and administrative expenses increased by $11.9 million to $96.8 million for the Quarter from $84.9 million for the Prior Quarter primarily as a result of increased amortization of intangibles due to the Pliant and Superfos acquisitions.  Restructuring and impairment charges increased by $9.9 million to $17.9 million in the Quarter compared to $8.0 million in the Prior Quarter primarily as a result of plant consolidation cost including $11.7 million of non-cash fixed asset impairment charges.  Acquisition transaction costs of $1.5 million in the Quarter are primarily attributed to the Pliant acquisition.  Other operating expenses decreased by $4.9 million to $2.0 million in the Quarter compared to $6.9 million in the Prior Quarter.

Operating Income. Operating income decreased $29.8 million from $57.3 million in the Prior Quarter to $27.5 million in the Quarter.  The following discussion in this section provides a comparison of operating income by business segment.

	Quarterly Period Ended
	July 3, 2010	June 27, 2009	$ Change	% Change
Operating income (loss):
Rigid Open Top	$26.7	$30.3	$(3.6)	(11.9)%
Rigid Closed Top	20.3	18.1	2.2	12.2%
Specialty Films	(17.7)	1.0	(18.7)	(1,870.0)%
Tapes, Bags and Coatings	(1.8)	7.9	(9.7)	(122.8)%
Total operating income	$27.5	$57.3	$(29.8)	(52.0)%

Operating income for the Rigid Open Top business decreased from $30.3 million for the Prior Quarter to $26.7 million in the Quarter.  The decrease of $3.6 million is attributable a timing lag of passing through increases in raw material costs to our customers offset by base volume growth and acquisition volume growth attributed to Superfos.  Operating income for the Rigid Closed Top business increased from $18.1 million for the Prior Quarter to $20.3 million in the Quarter.  The increase of $2.2 million is attributable to base volume growth and improved operating performance partially offset by a timing lag of passing through increases in raw material costs to our customers.  Operating income (loss) for the Specialty Films business decreased from $1.0 million operating income for the Prior Quarter to an operating loss of $17.7 million in the Quarter.  The decrease of $18.7 million is primarily attributable to $10.8 million non-cash fixed asset impairment charge during the Quarter, a negative selling price to raw material relationship and transaction costs related to the Pliant acquisition.  Operating income (loss) for the Tapes, Bags and Coatings business decreased from $7.9 million of operating income for the Prior Quarter to an operating loss of $1.8 million in the Quarter.  The decrease of $9.7 million is primarily attributable to a negative selling price to raw material relationship and non-cash fixed asset impairment expense partially offset by improved operating performance.

Other Income, Net. Other income recorded in the Quarter is primarily attributed to the fair value adjustment for our interest rate swaps.

Interest Expense.  Interest expense increased by $17.7 million in the Quarter primarily as a result of increased borrowings offset by a decline in borrowing rates on variable rate debt partially attributed to the swap agreement that expired in November 2009.

Interest Income.  Interest income of $20.8 million recorded in the Quarter is primarily attributed to the non-cash interest and accretion income from our investments in Berry Group’s senior unsecured term loan.

Income Tax (Benefit) Expense.  For the Quarter, we recorded an income tax benefit of $8.6 million as compared to an income tax expense of $5.7 million in the Prior Quarter.

Net (Loss) Income.  Net loss was $21.4 million for the Quarter compared to a net income of $1.3 million for the Prior Quarter for the reasons discussed above.

Comparison of the Three Quarterly Periods Ended July 3, 2010 (the “YTD”) and the Three Quarterly Periods Ended June 27, 2009 (the “Prior YTD”)

Net Sales.  Net sales increased by 30% to $3,102.9 million for the YTD from $2,392.5 million for the Prior YTD.  This $710.4 million increase includes acquisition volume increase of 25% and a base volume increase of 9% partially offset by net selling price decreases of 4%.  The following discussion in this section provides a comparison of net sales by business segment.
	Three Quarterly Periods Ended
	July 3, 2010	June 27, 2009	$ Change	% Change
Net sales:
Rigid Open Top	$864.7	$792.5	$72.2	9.1%
Rigid Closed Top	718.0	644.5	73.5	11.4%
Specialty Films	1,016.3	415.2	601.1	144.8%
Tapes, Bags and Coatings	503.9	540.3	(36.4)	(6.7%)
Total net sales	$3,102.9	$2,392.5	$710.4	29.7%

Net sales in the Rigid Open Top segment increased from $792.5 million in the Prior YTD to $864.7 million in the YTD as a result of net selling price decreases of 5% offset by base volume growth of 12% and acquisition growth attributed to Superfos.  The base volume growth is primarily attributed to increased sales in various container product lines, thermoformed drink cup and houseware product lines.  Net sales in the Rigid Closed Top business increased from $644.5 million in the Prior YTD to $718.0 million in the YTD as a result of net selling price decreases of 5% offset by base volume growth of 16% and acquisition volume growth attributed to Superfos.  The base volume growth is primarily attributed to increased sales in our overcaps, closures, bottles, tubes and prescription vial product lines.  The Specialty Films business net sales increased from $415.2 million in the Prior YTD to $1,016.3 million in the YTD as a result of net selling price increases of 2%, base volume growth of 7% and acquisition volume growth attributed to Pliant.  The base volume growth is primarily attributed to increased sales in our institutional can liners and stretch film product lines.  Net sales in the Tapes, Bags and Coatings business decreased from $540.3 million in the Prior YTD to $503.9 million in the YTD primarily as a result of net selling price decreases of 5% and base volume decline of 2% primarily attributed to decreased sales in our retail trash bag product line.

Operating Expenses.  Cost of goods sold increased by $695.9 million to $2,681.9 million for the Quarter from $1,986.0 million for the Prior Quarter primarily as a result of acquisition volume, base volume growth and higher raw material costs.  Selling, general and administrative expenses increased by $23.7 million to $272.8 million for the YTD from $249.1 million for the Prior YTD primarily as a result of increased amortization of intangibles due to the Pliant and Superfos acquisitions partially offset by a decrease in stock compensation expense.  Restructuring and impairment charges increased by $18.2 million to $27.0 million in the YTD compared to $8.8 million in the Prior YTD primarily as a result of severance charges related to the Pliant acquisition and plant consolidation cost including $11.7 million of non-cash fixed asset impairment charges.  Acquisition transaction costs of $21.6 million in the YTD are primarily attributed to the Pliant and Superfos acquisitions.  Other operating expenses decreased by $2.7 million to $14.7 million in the Quarter compared to $17.4 million in the Prior Quarter.

Operating Income. Operating income decreased $46.3 million from $131.2 million in the Prior YTD to $84.9 million in the YTD.  The following discussion in this section provides a comparison of operating income by business segment.

	Three Quarterly Periods Ended
	July 3, 2010	June 27, 2009	$ Change	% Change
Operating income (loss):
Rigid Open Top	$76.3	$85.6	$(9.3)	(10.9)%
Rigid Closed Top	53.0	42.2	10.8	25.6%
Specialty Films	(40.7)	(11.5)	(29.2)	(253.9)%
Tapes, Bags and Coatings	(3.7)	14.9	(18.6)	(124.8)%
Total operating income	$84.9	$131.2	$(46.3)	(35.3)%

Operating income for the Rigid Open Top business decreased from $85.6 million for the Prior YTD to $76.3 million in the YTD.  The decrease of $9.3 million is attributable to a timing lag of passing through increases in raw material costs to our customers partially offset by base volume growth and acquisition volume growth attributed to Superfos.  Operating income for the Rigid Closed Top business increased from $42.2 million for the Prior YTD to $53.0 million in the YTD.  The increase of $10.8 million is primarily attributable to base volume growth partially offset by a timing lag of passing through increases in raw material costs to our customers.  Operating loss for the Specialty Films business increased from $11.5 million for the Prior YTD to an operating loss of $40.7 million in the YTD.  The increase of $29.2 million is primarily attributable to non-cash fixed asset impairments of $10.8 million, negative selling price to raw material relationship and transaction costs related to the Pliant acquisition offset by base volume growth and improved operating performance.  Operating income (loss) for the Tapes, Bags and Coatings business decreased from $14.9 million of operating income for the Prior YTD to an operating loss of $3.7 million in the YTD.  The decrease of $18.6 million is primarily attributable to a negative selling price to raw material relationship, non-cash fixed asset impairment expense and base volume decline partially offset by improved operating performance.

Other Income, Net. Other income recorded in the YTD is primarily attributed to the fair value adjustment for our interest rate swaps.

Interest Expense.  Interest expense increased by $21.6 million in the YTD primarily as a result of increased borrowings to finance the Pliant and Superfos acquisitions offset by a decline in borrowing rates on variable rate debt partially attributed to the swap agreement that expired in November 2009.

Interest Income.  Interest income increased $51.6 million to $55.2 million for the YTD from $3.6 million in Prior YTD.  The increase in primarily attributed to non-cash interest and accretion income from our investments in Berry Group’s senior unsecured term loan.

Income Tax Benefit.  For the YTD, we recorded an income tax benefit of $18.8 million as compared to an income tax benefit of $11.4 million in the Prior YTD.  The effective tax rate is less then the statutory rate for the YTD, primarily due to the non-deductibility of certain acquisition costs.

Net Loss.  Net loss was $54.7 million for the YTD compared to a net loss of $35.5 million for the Prior YTD for the reasons discussed above.

Liquidity and Capital Resources

Senior Secured Credit Facility
The Company’s senior secured credit facilities consist of $1,200.0 million term loan and $481.7 million asset based revolving line of credit, net of defaulting lenders.  The availability under the revolving line of credit is the lesser of $500.0 million or based on a defined borrowing base which is calculated based on available accounts receivable and inventory.  The term loan matures on April 3, 2015 and the revolving line of credit matures on April 3, 2013.  The LIBOR rate on the term loan was 0.53% at July 3, 2010, determined by reference to the costs of funds for eurodollar deposits in dollars in the LIBOR for the interest period relevant to such borrowing plus the applicable margin.  There was no balance on the Company’s line of credit at July 3, 2010.  The applicable margin for LIBOR rate borrowings under the revolving credit facility ranges from 1.25% to 1.75% and for the term loan is 2.00%.  The line of credit is also subject to an unused commitment fee for unused borrowings ranging from 0.25% to 0.35% per annum and a letter of credit fee of 0.125% per annum for each letter of credit that is issued.  The revolving line of credit allows up to $100.0 million of letters of credit to be issued instead of borrowings under the revolving line of credit.  At July 3, 2010, the Company had $186.8 million of cash and no outstanding balance on the revolving credit facility providing unused borrowing capacity of $448.6 million under the revolving line of credit subject to the solvency of our lenders to fund their obligations and our borrowing base calculations.

Our fixed charge coverage ratio, as defined in the revolving credit facility, is calculated based on a numerator consisting of Adjusted EBITDA less pro forma adjustments, income taxes paid in cash and capital expenditures, and a denominator consisting of scheduled principal payments in respect of indebtedness for borrowed money, interest expense and certain distributions.  We are obligated to sustain a minimum fixed charge coverage ratio of 1.0 to 1.0 under the revolving credit facility at any time when the aggregate unused capacity under the revolving credit facility is less than 10% of the lesser of the revolving credit facility commitments and the borrowing base (and for 10 business days following the date upon which availability exceeds such threshold) or during the continuation of an event of default.  At July 3, 2010, the Company had unused borrowing capacity of $448.6 million under the revolving credit facility subject to a borrowing base and thus was not subject to the minimum fixed charge coverage ratio covenant.  Our fixed charge ratio as of July 3, 2010 was 1.2 to 1.0.

Despite not having financial maintenance covenants, our debt agreements contain certain negative covenants.  The failure to comply with these negative covenants could restrict our ability to incur additional indebtedness, effect acquisitions, enter into certain significant business combinations, make distributions or redeem indebtedness.  The term loan facility contains a negative covenant first lien secured leverage ratio covenant of 4.0 to 1.0 on a pro forma basis for a proposed transaction, such as an acquisition or incurrence of additional first lien debt.  Our first lien secured leverage ratio was 3.4 to 1.0 as of July 3, 2010.

A key financial metric utilized in the calculation of the first lien leverage ratio is Adjusted EBITDA.  The following table reconciles our Adjusted EBITDA for the four quarterly periods ended July 3, 2010 to net loss.

Four Quarterly Periods Ended July 3, 2010
Adjusted EBITDA	$623.0
Net interest expense	(216.8)
Depreciation and amortization	(297.2)
Income tax expense	13.7
Business optimization expense (a)	(38.6)
Restructuring and impairment (b)	(29.9)
Management fees	(7.4)
Other non-cash income, net	14.4
Pro forma acquisitions	(45.4)
Pro forma cost reductions	(10.6)
Pro forma synergies	(50.3)
Net loss	$(45.1)

Cash flow from operating activities	$96.4
Cash flow from investing activities	$(903.0)
Cash flow from financing activities	$964.8
(a)	Includes $21.6 of acquisition transaction costs attributed to the Pliant and Superfos acquisitions
(b)	Includes $19.5 of non-cash asset impairments

For comparison purposes, the following table reconciles our Adjusted EBITDA for the quarterly period ended July 3, 2010 and June 27, 2009.

	Quarterly Period Ended
	July 3, 2010	June 27, 2009
Adjusted EBITDA	$141.3	$186.1
Net interest expense	(60.6)	(60.2)
Depreciation and amortization	(81.3)	(63.8)
Income tax benefit (expense)	8.6	(5.7)
Business optimization expense	(3.3)	(6.9)
Restructuring and impairment (a)	(17.9)	(8.0)
Stock based compensation	(0.4)	(0.1)
Management fees	(2.3)	(1.8)
Other non-cash income, net	2.4	9.9
Pro forma acquisitions	—	(27.5)
Pro forma cost reductions	(1.7)	(4.7)
Pro forma synergies	(6.2)	(16.0)
Net income loss	$(21.4)	$1.3

Cash flow from operating activities	$(21.2)	$112.9
Cash flow from investing activities	$(51.7)	$(178.0)
Cash flow from financing activities	$235.5	$(43.0)
(a)	Includes $11.7 of non-cash asset impairments

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

Cash Flows
Net cash provided by operating activities was $21.8 million for the YTD compared to $339.8 million for the Prior YTD.  This decrease of $318.0 million is primarily the result of a $282.1 million change in working capital and acquisition transaction costs incurred of $21.6 million.  The working capital change is primarily attributed to higher sales volumes and increased raw material costs.

Net cash used for investing activities increased from $278.9 million for the Prior YTD to $817.7 million for the YTD primarily as a result of the Pliant and Superfos acquisitions.  Our capital expenditures are forecasted to be approximately $220 million, excluding the effect of the sale leaseback more fully described in Footnote 14, for fiscal 2010 and will be funded from cash flows from operating activities and availability under our revolving credit facilities.

Net cash provided by financing activities was $972.3 million for the YTD compared to net cash used for $222.2 million for the Prior YTD.  This change of $1,194.5 million is primarily attributed to the borrowing of the 8 1/4% First Priority Notes, 8 7/8% Second Priority Notes and 9 1/2% Second Priority Notes.

Based on our current level of operations, we believe that cash flow from operations and available cash, together with available borrowings under our senior secured credit facilities, will be adequate to meet our short-term liquidity needs over the next twelve months.  We base such belief on historical experience and the funds available under the senior secured credit facility.  However, we cannot predict our future results of operations and our ability to meet our obligations involves numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” section of our Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended September 26, 2009.  In particular, increases in the cost of resin which we are unable to pass through to our customers on a timely basis or significant acquisitions could severely impact our liquidity.  At July 3, 2010, our cash balance was $186.8 million, and we had unused borrowing capacity of $448.6 million under our revolving line of credit, net of defaulting lenders.

Accounts Receivable and Inventory

	July 3, 2010	September 26, 2009
Net Sales (last 12 months)	$3,897.5	$3,187.1
Average Accounts Receivable	413.7	377.9
AR Turnover Rate (a)	9.4	8.4

Cost of Goods Sold (last 12 months)	$3,337.0	$2,641.0
Average Inventory	491.9	437.2
Inventory Turnover Rate (b)	6.8	6.0
                                                  (a) Accounts Receivable Turnover Rate = Revenue for the last twelve months divided by average accounts receivable.
                                                  (b) Inventory Turnover Rate = Cost of goods sold for the last twelve months divided by average ending inventory.

Critical Accounting Policies

We disclosed those accounting policies that we consider to be significant in determining the amounts to be utilized for communicating our consolidated financial position, results of operations and cash flows in the Form 10-K filed with the SEC for the fiscal year ended September 26, 2009.  Our discussion and analysis of our financial condition and results of operations are based on our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of financial statements in conformity with these principles requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes.  Actual results are likely to differ from these estimates, but management does not believe such differences will materially affect our financial position or results of operations, although no assurance can be given as to such affect.  The following critical accounting policies have been updated for the period ended July 3, 2010.

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

The following table presents carrying value as of our most recent evaluation for impairment of goodwill compared to Goodwill by reportable segment:

	Carrying Value as of	Goodwill as of
	July 1, 2009	July 3, 2010	September 26, 2009
Rigid Open Top	$1,572.6	$691.1	$646.3
Rigid Closed Top	1,364.1	769.0	768.1
Specialty Films	427.1	252.6	16.8

In accordance with our policy, we completed our most recent annual evaluation for impairment of goodwill as of the first day of the fourth fiscal quarter of 2009. Based on this evaluation we determined that no impairment existed. Our evaluation method included management estimates of cash flow projections based on an internal strategic review and comparable EBITDA multiples of our market peer companies to derive our fair values.  A decline of greater than 10% in the fair value of our Rigid Open Top and Rigid Closed Top segments could result in a potential impairment of goodwill or trademarks depending on revenue or earnings growth, the cost of capital and other factors we utilize to determine our segment and trademark fair values.  Our Specialty Films Segment would need to decline more than 20% to result in a potential impairment.  For purposes of this test, we held our EBITDA as a percentage of revenue consistent with our margins as of the testing date.  Growth by reporting unit varies from year-to-year between segments.  For purposes of this test, the Rigid Open Top forecasted overall growth ranges between 4.0% and 5.0% in the following five years and 3.0% in the terminal year.  The Rigid Closed Top forecasted overall growth ranges between 3.0% and 4.3% in the following five years and 3.0% in the terminal year.  We assumed that the Company would maintain capital spending levels to increase efficiencies in production and have assumed that these efficiencies would be offset by other rising costs in selling, general and administrative expenses.  Given the uncertainty in economic trends, there can be no assurance that when we complete our future annual or other periodic reviews for impairment of goodwill that a material impairment charge will not be recorded.  There were no indicators of impairment in the third fiscal quarter of 2010.  The Company is currently in the process of completing the fiscal 2010 evaluation for impairment of goodwill.  Goodwill and indefinite lived trademarks totaled $1.7 billion and $220.2 million at July 3, 2010, respectively, and includes goodwill from the Pliant and Superfos acquisitions which occurred in the first fiscal quarter of 2010.

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

Item 3.              Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

We are exposed to market risk from changes in interest rates primarily through our senior secured credit facilities, senior secured first priority notes and second priority senior secured notes.  Our senior secured credit facilities are comprised of (i) a $1,200.0 million term loan and (ii) a $500.0 million revolving credit facility.  At July 3, 2010, the Company had no outstanding balance on the revolving credit facility.  The net outstanding balance of the term loan was $1,164.0 million at July 3, 2010.  Borrowings under our senior secured credit facilities bear interest, at our option, at either an alternate base rate or an adjusted LIBOR rate for a one-, two-, three- or six month interest period, or a nine- or twelve-month period, if available to all relevant lenders, in each case, plus an applicable margin.  The alternate base rate is the mean the greater of (i) Credit Suisse’s prime rate and (ii) one-half of 1.0% over the weighted average of rates on overnight Federal Funds as published by the Federal Reserve Bank of New York.  Our $680.6 million of senior secured first priority notes accrue interest at a rate per annum, reset quarterly, equal to LIBOR plus 4.75%. Our second priority senior secured notes are comprised of (i) $525.0 million fixed rate notes and (ii) $225.0 million floating rate notes.  The floating rate notes bear interest at a rate of LIBOR plus 3.875% per annum, which resets quarterly.

At July 3, 2010, the LIBOR rate of 0.53% was applicable to the term loan, senior secured first priority notes and second priority floating rate notes.  If the LIBOR rate increases 0.25% and 0.50%, we estimate an annual increase in our interest expense of $4.4 million and $8.8 million, respectively.

In August 2007, Berry entered into two separate interest rate swap transactions to protect $600.0 million of the outstanding variable rate term loan debt from future interest rate volatility.  The swap agreements became effective in November 2007.  The first agreement had a notional amount of $300.0 million and became effective November 5, 2007 and swaps three month variable LIBOR contracts for a fixed two year rate of 4.875% and expired on November 5, 2009.  The second agreement had a notional amount of $300.0 million and became effective November 5, 2007 and swaps three month variable LIBOR contracts for a fixed three year rate of 4.920% and expires on November 5, 2010.  The Company’s term loan gives it the option to elect different interest rate reset options.  In 2008, the Company began to utilize 1-month LIBOR contracts for the underlying senior term loan.  The Company’s change in interest rate selection caused the Company to lose hedge accounting.  The Company has recorded all subsequent changes in fair value in the statement of operations and is amortizing the interest rate swap balance in Accumulated other comprehensive income to Interest expense through the end of the respective swap agreement.  The Company estimates the fair value of the interest rate swap transactions identified above to be a liability of $4.6 million and $14.9 million as of July 3, 2010 and September 26, 2009, respectively.  The fair value of these interest rate swaps is subject to movements in LIBOR and may fluctuate in future periods.  A .25% change in LIBOR would not have a material impact on the fair value of the interest rate swaps.

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

The Company's management, with the participation of the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures as of July 3, 2010.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of July 3, 2010, the design and operation of our disclosure controls and procedures were effective at the reasonable assurance level.

(b)	Changes in internal controls.

There was no change in our internal control over financial reporting that occurred during the quarter ended July 3, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

August 16, 2010

By: /s/ James M. Kratochvil
James M. Kratochvil

Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)