Form 10-K
BERRY PLASTICS CORP
filed 2010-12-17
CIK 919465

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended
October 2, 2010
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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934.  Yes [X]  No [   ]

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.  Yes [ ]  No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Not applicable

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K:  Not applicable.

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, or non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer [     ]                        Accelerated filer  [     ]                                   Non-accelerated filer [  X  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes[   ]  No[X]

As of December 13, 2010, all of the outstanding 100 shares of the Common Stock, $.01 par value, of Berry Plastics Corporation were held by Berry Plastics Group, Inc.

DOCUMENTS INCORPORATED BY REFERENCE
None

Table of Additional Registrant Guarantors

Exact Name	Jurisdiction of Organization	Primary Standard Industrial Classification Code Number	I.R.S. Employer Identification No.	Name, Address and Telephone Number of Principal Executive Offices
Aerocon, LLC	Delaware	3089	35-1948748	(a)
Berry Iowa, LLC	Delaware	3089	42-1382173	(a)
Berry Plastics Design, LLC	Delaware	3089	62-1689708	(a)
Berry Plastics Technical Services, Inc.	Delaware	3089	57-1029638	(a)
Berry Sterling Corporation	Delaware	3089	54-1749681	(a)
CPI Holding Corporation	Delaware	3089	34-1820303	(a)
Knight Plastics, Inc.	Delaware	3089	35-2056610	(a)
Packerware Corporation	Delaware	3089	48-0759852	(a)
Pescor, Inc.	Delaware	3089	74-3002028	(a)
Poly-Seal, LLC	Delaware	3089	52-0892112	(a)
Venture Packaging, Inc.	Delaware	3089	51-0368479	(a)
Venture Packaging Midwest, Inc.	Delaware	3089	34-1809003	(a)
Berry Plastics Acquisition Corporation III	Delaware	3089	37-1445502	(a)
Berry Plastics Opco, Inc.	Delaware	3089	30-0120989	(a)
Berry Plastics Acquisition Corporation V	Delaware	3089	36-4509933	(a)
Berry Plastics Acquisition Corporation VIII	Delaware	3089	32-0036809	(a)
Berry Plastics Acquisition Corporation IX	Delaware	3089	35-2184302	(a)
Berry Plastics Acquisition Corporation X	Delaware	3089	35-2184301	(a)
Berry Plastics Acquisition Corporation XI	Delaware	3089	35-2184300	(a)
Berry Plastics Acquisition Corporation XII	Delaware	3089	35-2184299	(a)
Berry Plastics Acquisition Corporation XIII	Delaware	3089	35-2184298	(a)
Berry Plastics Acquisition Corporation XV, LLC	Delaware	3089	35-2184293	(a)
Kerr Group, LLC	Delaware	3089	95-0898810	(a)
Saffron Acquisition, LLC	Delaware	3089	94-3293114	(a)
Setco, LLC	Delaware	3089	56-2374074	(a)
Sun Coast Industries, LLC	Delaware	3089	59-1952968	(a)
Cardinal Packaging, Inc.	Ohio	3089	34-1396561	(a)
Covalence Specialty Adhesives LLC	Delaware	2672	20-4104683	(a)
Covalence Specialty Coatings LLC	Delaware	2672	20-4104683	(a)
Caplas LLC	Delaware	3089	20-3888603	(a)
Caplas Neptune, LLC	Delaware	3089	20-5557864	(a)
Captive Plastics Holding, LLC	Delaware	3089	20-1290475	(a)
Captive Plastics, LLC	New Jersey	3089	22-1890735	(a)
Grafco Industries Limited Partnership	Maryland	3089	52-1729327	(a)
Rollpak Acquisition Corporation	Indiana	3089	03-0512845	(a)
Rollpak Corporation	Indiana	3089	35-1582626	(a)
Pliant, LLC	Delaware	2673	43-2107725	(a)
Pliant Corporation International	Utah	2673	87-0473075	(a)
Pliant Film Products of Mexico, Inc.	Utah	2673	87-0500805	(a)
Pliant Packaging of Canada, LLC	Utah	2673	87-0580929	(a)
Uniplast Holdings, LLC	Delaware	2673	13-3999589	(a)
Uniplast U.S., Inc.	Delaware	2673	04-3199066	(a)
Berry Plastics SP, Inc.	Virginia	3089	52-1444795	(a)
(a)  101 Oakley Street, Evansville, IN 47710

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-K for the fiscal period ending October 2, 2010 (“fiscal 2010”) and comparable periods September 26, 2009 (“fiscal 2009”) and September 27, 2008 (“fiscal 2008”) includes "forward-looking statements," within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), with respect to our financial condition, results of operations and business and our expectations or beliefs concerning future events.  Such statements include, in particular, statements about our plans, strategies and prospects under the headings "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and "Business."  You can identify certain forward-looking statements by our use of forward-looking terminology such as, but not limited to, "believes," "expects," "anticipates," "estimates," "intends," "plans," "targets," "likely," "will," "would," "could" and similar expressions that identify forward-looking statements.  All forward-looking statements involve risks and uncertainties.  Many risks and uncertainties are inherent in our industry and markets. Others are more specific to our operations.  The occurrence of the events described and the achievement of the expected results depend on many events, some or all of which are not predictable or within our control. Actual results may differ materially from the forward-looking statements contained in this Form 10-K.  Factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include:

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

                                                                                                                      TABLE OF CONTENTS

FORM 10-K FOR THE FISCAL YEAR ENDED OCTOBER 2, 2010

Item 1.  BUSINESS

General

We believe we are one of the world’s leading manufacturers and marketers of plastic packaging products, plastic film products, specialty adhesives and coated products with more than 90% of our revenues coming from North America. We manufacture a broad range of innovative, high quality packaging solutions using our collection of proprietary molds and an extensive set of internally developed processes and technologies. Our principal products include containers, drink cups, bottles, closures and overcaps, tubes and prescription containers, trash bags, stretch films, engineered films, and tapes which we sell into a diverse selection of attractive and stable end markets, including food and beverage, healthcare, personal care, quick service and family dining restaurants, custom and retail, agricultural, horticultural, institutional, industrial, construction, aerospace, and automotive. We sell our packaging solutions to over 13,000 customers, ranging from large multinational corporations to small local businesses and consisting of a favorable balance of leading national blue-chip customers as well as a collection of smaller local specialty businesses. We believe that we are one of the largest global purchasers of polyethylene resin. We believe that our proprietary tools and technologies, low-cost manufacturing capabilities and significant operating and purchasing scale provide us with a competitive advantage in the marketplace. Our unique combination of leading market positions, proven management team, product and customer diversity and manufacturing and design innovation provides access to a variety of growth opportunities. Our top 10 customers represented approximately 20% of our fiscal 2010 net sales with no customer accounting for more than 3% of our fiscal 2010 net sales.

Current Year Acquisitions

Pliant Corporation

In December 2009, the Company obtained control of 100% of the capital stock of Pliant Corporation (“Pliant”) upon Pliant’s emergence from reorganization pursuant to a proceeding under Chapter 11 of the Bankruptcy Code for a purchase price of $600 million ($574 million, net of cash acquired).  Pliant is a leading manufacturer of value-added films and flexible packaging for food, personal care, medical, agricultural and industrial applications.  The acquired business is primarily operated in Berry’s Specialty Films reporting segment.  To finance the purchase, the Company used proceeds from private placement offerings, consisting of $370 million aggregate principal amount of 8¼% first priority senior secured fixed rate notes (“8¼% First Priority Notes”) and $250 million additional principal amount of 8⅞% second priority senior secured fixed rate notes (“8⅞% Second Priority Notes”) discussed in the Notes to the Consolidated Financial Statements section of this Form 10-K.

Superfos Packaging, Inc.

In December 2009, we acquired 100% of the outstanding common stock of Superfos Packaging, Inc. (“Superfos”), a manufacturer of injection molded plastic rigid open top containers and other plastic packaging products for the food, industrial and household chemical, building materials and personal care end markets. Superfos had 2008 annual net sales of $47 million. The purchase price was funded from cash on hand and existing credit facilities.

JM Holdings, LLC

In May 2010, the Company acquired certain assets of JM Holdings, LLC, a manufacturer of tape coatings for large diameter water pipes, joints, custom fittings and high temperature tape line for oil and gas applications. The Company funded the acquisition of these assets with cash on hand and existing credit facilities.

Recent Developments

In September 2010, Ira Boots announced his retirement as Chief Executive Officer and Chairman of Berry and its affiliates. Berry and Mr. Boots have reached an agreement pursuant to which Mr. Boots will continue to serve in a consulting role and will remain a member of the Board of Directors for Berry. Dr. Jonathan Rich assumed the role of Chairman and Chief Executive Officer of Berry in October 2010. Prior to becoming CEO of Berry, Dr. Rich served as President and Chief Executive Officer of Momentive Performance Materials, Inc. Prior to Momentive, Dr. Rich held executive positions at Goodyear Tire and Rubber including President of Goodyear North American Tire and President of Goodyear Chemical. Dr. Rich began his career at General Electric in 1982 where he was employed for nearly 20 years in a variety of R&D, operational and executive roles.

In November 2010, the Company completed a private placement of $800 million aggregate principal amount of 9 3/4% Second Priority Senior Secured Notes due in January 2021. In connection with the private placement we conducted tender offers to purchase for cash any and all of our outstanding 8 7/8% Second Priority Senior Secured Fixed Rate Notes due in 2014.  We also called for redemption all notes not validly tendered in the tender offers.  We used the proceeds of the new notes offering along with cash on hand to fund the repurchase of the notes pursuant to the tender offers and subsequent redemption of such notes.

Subsequent to year end, we entered into two separate interest rate swap transactions to protect $1 billion of the outstanding variable rate term loan debt from future interest rate volatility.  The first agreement had a notional amount of $500 million and became effective in November 2010.  The agreement swaps three month variable LIBOR contracts for a fixed three year rate of 0.8925% and expires in November 2013.  The second agreement had a notional amount of $500 million and became effective in December 2010.  The agreement swaps three month variable LIBOR contracts for a fixed three year rate of 1.0235% and expires in November 2013.

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

Rigid Open Top

Our Rigid Open Top division is comprised of three product categories: containers, foodservice items (drink cups, institutional catering, and cutlery) and home and party. The largest end-uses for our containers are food and beverage products, building products and chemicals. We believe that we offer one of the broadest product lines among U.S.-based injection-molded plastic container and drink cup manufacturers and are a leader in thermoformed container and drink cup offerings, which provide a superior combination of value and quality relative to competing processes. Many of our open top products are manufactured from proprietary molds that we develop and own, which results in significant switching costs to our customers. In addition to a complete product line, we have sophisticated printing capabilities and in-house graphic arts and tooling departments, which allow us to integrate ourselves into, and add material value to, our customers’ packaging design process. Our product engineers work directly with customers to design and commercialize new products. In order to identify new markets and applications for existing products and opportunities to create new products, we rely extensively on our national sales force. Once these opportunities are identified, our sales force works with our product design engineers and artists to satisfy customers’ needs. Our low-cost manufacturing capability with plants strategically located throughout the United States and a dedication to high-quality products and customer service have allowed us to further develop and maintain strong relationships with our attractive base of customers. Our primary competitors include Airlite, Huhtamaki, Letica, Polytainers, Reynolds and Solo. These competitors individually only compete on certain of our open top products, whereas we offer the entire selection of open top products described below.

Containers. We manufacture a collection of nationally branded container products and also seek to develop customized container products for niche applications by leveraging of our state-of-the-art design, decoration and graphic arts capabilities. This mix allows us to both achieve significant economies of scale, while also maintaining an attractive portfolio of specialty products. Our container capacities range from 4 ounces to 5 gallons and are offered in various styles with accompanying lids, bails and handles, some of which we produce, as well as a wide array of decorating options. We have long-standing supply relationships with many of the nation’s leading food and consumer products companies, including Dannon, Dean Foods, General Mills, Kraft, Kroger and Unilever.

Foodservice. We believe that we are the largest provider of large size thermoformed polypropylene (“PP”) and injection-molded plastic drink cups in the United States. We are the leading producer of 32 ounce or larger thermoformed PP drink cups and offer a product line with sizes ranging from 12 to 52 ounces. Our thermoform process uses PP instead of more expensive polystyrene (“PS”) or polyethylene terephthalate (“PET”) in producing deep draw drink cups to generate a cup of superior quality with a material competitive cost advantage versus thermoformed PS or PET drink cups. Additionally, we produce injection-molded plastic cups that range in size from 12 to 64 ounces. Primary markets for our plastic drink cups are quick service and family dining restaurants, convenience stores, stadiums and retail stores. Many of our cups are decorated, often as promotional items, and we believe we have a reputation in the industry for innovative, state-of-the-art graphics. Selected drink cup customers and end users include Hardee’s, McDonald’s, Quik Trip, Starbucks, Subway, Wendy’s and Yum! Brands.

Home and Party. Our participation in the home and party market is focused on producing semi-disposable plastic home and party and plastic garden products. Examples of our products include plates, bowls, pitchers, tumblers and outdoor flowerpots. We sell virtually all of our products in this market through major national retail marketers and national chain stores, such as Wal-Mart. PackerWare is our recognized brand name in these markets and PackerWare branded products are often co-branded by our customers. Our strategy in this market has been to provide high value to consumers at a relatively modest price, consistent with the key price points of the retail marketers. We believe outstanding service and the ability to deliver products with timely combination of color and design further enhance our position in this market.

Rigid Closed Top

Our Rigid Closed Top division is comprised of three product categories; closures and overcaps, bottles and prescription containers, and tubes. We believe that this line of products gives us a competitive advantage in being able to provide a complete plastic package to our customers. We have a number of leading positions in which we have been able to leverage this capability such as prescription container packages, Tab II® pharmaceutical packages, and proprietary tube and closure designs. Our innovative design center and product development engineers regularly work with our customers to develop differentiated packages that offer unique shelf presence, functionality, and cost competitiveness. Combine our design expertise with our world class manufacturing facilities, and we are uniquely positioned to take projects from creative concept to delivered end product. We utilize a broad range of manufacturing technologies, offering several different manufacturing processes, including various forms of injection, extrusion, compression, and blow molding, as well as decorating and lining services. This allows us to match the optimal manufacturing platform with each customer’s desired package design and volume. Our quality system, which includes an emphasis on process control and vision technology, allows us to meet the increasingly high performance and cosmetic standards of our customers. Our primary competitors include Graham Packaging, Rexam, Reynolds and Silgan. With few exceptions, these competitors do not compete with us across many of our products and market segments. We believe that we are the only industry participant that offers the entire product line of our Rigid Closed Top products described below. We have a strong reputation for quality and service, and have received numerous “Supplier Quality Achievement Awards” from customers, as well as “Distribution Industry Awards” from market associations.

Closures and Overcaps. We are a leading producer of closures and overcaps across several of our product lines, including continuous thread and child resistant closures, as well as aerosol overcaps. Our dispensing closure business has been growing rapidly, as more consumer products migrate towards functional closures. We currently sell our closures into numerous end markets, including pharmaceutical, vitamin/nutritional, healthcare, food/beverage and personal care. In addition to traditional closures, we are a provider of a wide selection of custom closure solutions including fitments and plugs for medical applications, cups and spouts for liquid laundry detergent, and dropper bulb assemblies for medical and personal care applications. Further, we believe that we are the leading domestic producer of injection-molded aerosol overcaps. Our aerosol overcaps are used in a wide variety of consumer goods including spray paints, household and personal care products, insecticides and numerous other commercial and consumer products. We believe our technical expertise and manufacturing capabilities provide us a low cost position that has allowed us to become a leading provider of high quality closures and overcaps to a diverse set of leading companies. Our manufacturing advantage is driven by our position on the forefront of various technologies, including the latest in single and bi-injection processes, compression molding of thermoplastic and thermoset resins, precise reproduction of colors, automation and vision technology, and proprietary packing technology that minimizes freight cost and warehouse space. The majority of our overcaps and closures are manufactured from proprietary molds, which we design, develop, and own. In addition to these molds, we utilize state of the art lining, assembly, and decorating equipment to enhance the value and performance of our products in the market. Our closure and aerosol overcap customers include McCormick, Bayer, Diageo, Pepsico, Wyeth, Kraft, Sherwin-Williams and S.C. Johnson.

Bottles and Prescription Containers. Our bottle and prescription container businesses target similar markets as our closure business. We believe we are the leading supplier of spice containers in the United States and have a leadership position in various food and beverage, vitamin and nutritional markets, as well as selling bottles into prescription and pharmaceutical applications. Additionally, we are a leading supplier in the prescription container market, supplying a complete line of amber containers with both one-piece and two-piece child-resistant closures. We offer an extensive line of stock polyethylene (“PE”) and PET bottles for the vitamin and nutritional markets. Our design capabilities, along with internal engineering strength give us the ability to compete on customized designs to provide desired differentiation from traditional packages. We also offer our customers decorated bottles with hot stamping, silk screening and labeling. We sell these products to personal care, pharmaceutical, food and consumer product customers, including McCormick, Pepsico, Carriage House, Perrigo, CVS, NBTY, Target Stores, John Paul Mitchell and Novartis.

Tubes. We believe that we are one of the largest suppliers of extruded plastic squeeze tubes in the United States. We offer a complete line of tubes from ½" to 2 ¼" in diameter. We have also introduced laminate tubes to complement our extruded tube business. Our focus and investments are made to ensure that we are able to meet the increasing trend towards large diameter tubes with high-end decoration. We have several proprietary designs in this market that combine tube and closure, that have won prestigious package awards, and are viewed as very innovative both in appearance, functionality, and from a sustainability standpoint. The majority of our tubes are sold in the personal care market, focusing on products like facial/cold creams, shampoos, conditioners, bath/shower gels, lotions, sun care, hair gels and anti-aging creams. We also sell our tubes into the pharmaceutical and household chemical markets. We believe that our ability to provide creative package designs, combined with a complementary line of closures, makes us a preferred supplier for many customers in our target markets including Kao Brands, L’Oreal, Avon, and Procter & Gamble.

Specialty Films

Our Specialty Films Division manufactures and sells primarily PE, PP and PVC-based film products. We manufacture both blown and cast films from 1 to 11 layer in a wide range of widths and gauges. Our principal products include agricultural film, institutional can liners, stretch film, shrink film, barrier and sealant films, personal care films, PVC films. We have rotogravure and flexographic printing capabilities up to 10 colors. We have leading market positions in several market segments. We are a leader in the industry with proprietary, innovative products, using next generation materials and state of the art processes. Our competitors include Heritage, AEP, Sigma and Bemis. The specialty films division includes the following product groups:

Engineered Films. We manufacture and sell a wide range of highly specialized, made to order film products ranging from mono layer to coextruded films having up to 9 layers, lamination films sold primarily to flexible packaging converters and used for peelable lid stock, stand-up pouches, pillow pouches and other flexible packaging formats. We also manufacture barrier films used for cereal, cookie, cracker and dry mix packages which are sold directly to food manufacturers like Kraft and Pepsico. We also manufacture films for specialized industrial applications ranging from lamination film for carpet padding to films used in solar panel construction.

Personal Care Films. We are a major supplier of component and packaging films used for personal care hygiene applications predominantly sold in North America and Latin America. The end use applications include disposable baby diapers, feminine care, adult incontinence, hospital and tissue & towel products. Our personal care customers include Kimberly Clark, SCA, Johnson and Johnson, First Quality and other leading private label manufacturers. Our “Lifetime of Solutions ™ ” approach promotes an innovation pipeline that integrates both product and equipment design into leading edge customer and consumer solutions.

Printed Products. We are a converter of printed bags, pouches and rollstock. Our manufacturing base includes integrated extrusion that combines with printing, laminating, bagmaking, Innolok® and laser-score converting processes. We are a leading supplier of printed film products for the fresh bakery, tortilla and frozen vegetable markets with brands such as SteamQuick® Film, Freshview™ bags and Billboard™ SUP’s. Our customers include Mission Foods, Hostess Brands and General Mills-Green Giant.

PVC Films. We are a world leader in PVC films offering a broad array of PVC meat film and cutterbox products. Our products are used primarily to wrap fresh meats, poultry and produce for supermarket applications. In addition, we offer a line of boxed products for food service and retail sales. We service many of the leading supermarket chains, club stores and wholesalers including Kroger, Publix, WalMart/Sams, Costco and SuperValu. We are a leading innovator and specialize in lighter gauge sustainable solutions like our recent Revolution™ product line offering.

Tapes, Bags and Coatings

Our Tapes, Bags and Coatings division manufactures and sells tape, adhesive, corrosion protective and PE-based film products to a diverse base of customers around the world. We offer a broad product portfolio of key product groups to a wide range of global end markets that include corrosion protection, HVAC, building and construction, industrial, retail, DIY, automotive, medical and aerospace. Our principal products include heat shrinkable and PE-based tape coatings, trash bags, drop cloths, PE coated cloth tapes, splicing/laminating tapes, flame-retardant tapes, vinyl-coated tapes and a variety of other specialty tapes, including carton sealing, masking, mounting and OEM medical tapes. We specialize in manufacturing laminated and coated products for a diverse range of applications, including flexible packaging, products for the housing construction and woven polypropylene flexible intermediate bulk containers (“FIBC”). We use a wide range of substrates and basic weights of paper, film, foil and woven and non-woven fabrics to service the residential building, industrial, food packaging, healthcare and military markets. Our primary competitors include Intertape Polymers, 3-M, ShurTape, Canusa, Denso, Cadillac, Coated Excellence, FortaFiber, PolyAmerica, Clorox and Reynolds. We produce and sell a diverse portfolio of specialty adhesive products and provide products to end users in the industrial, oil, gas and water supply, HVAC, building and construction, retail, automotive, and medical markets. We sell our products to a wide-range of customers, including retailers, distributors and end users. We manufacture our products primarily under eight brands, including Nashua® and Polyken® and include the following product groups:

Tape Products. We are the leading North American manufacturer of cloth and foil tape products. Other tape products include high-quality, high performance liners of splicing and laminating tapes, flame-retardant tapes, vinyl-coated and carton sealing tapes, electrical, double-faced cloth, masking, mounting, OEM medical and specialty tapes. These products are sold under the National™, Nashua®, and Polyken® brands in the United States. Tape products are sold primarily through distributors and directly to end users and are used predominantly in industrial, HVAC, automotive, construction and retail market applications. In addition to serving our core tape end markets, we are also a leading producer of tapes in the niche aerospace, construction and medical end markets. We believe that our success in serving these additional markets is principally due to a combination of technical and manufacturing expertise leveraged in favor of customized applications. Our tape products customers include Home Depot, Gorilla Glue and RH Elliott.

Corrosion Protection Products. We are the leading global producer of adhesive products to infrastructure, rehabilitation and new pipeline projects throughout the world. Our products deliver superior performance across all climates and terrains for the purpose of sealing, coupling, rehabilitation and corrosion protection of pipelines. Products include heat-shrinkable coatings, single- and multi-layer sleeves, pipeline coating tapes, anode systems for cathodic protection and epoxy coatings. These products are used in oil, gas and water supply and construction applications. Our customers primarily include contractors managing discrete construction projects around the world as well as distributors and applicators. Our corrosion protection products customers include Tyco Electronics, Northwest Pipe and Midwestern Pipeline Products.

Retail Bags. We manufacture and sell a diversified portfolio of PE-based film products to end users in the retail markets.  These products are sold under leading brands such as Film-Gard®. Our products also include drop cloths, painters’ plastics. These products are sold primarily through wholesale outlets, hardware stores and home centers, paint stores and mass merchandisers. Our Do-It-Yourself customers include Home Depot, Wal-Mart, True Value and ACE.

Flexible Packaging. We manufacture specialty coated and laminated products for a wide variety of packaging applications. The key end-markets and applications for our products include food, consumer, healthcare, industrial and military pouches, roll wrap, multi-wall bags and fiber drum packaging. Our products are sold under the

MarvelGuard™ and MarvelSeal™ brands and are predominately sold to converters who transform them into finished goods. Our flexible packaging customers include Covidien, Edco Supply and Morton Salt.

Building Products. We produce exterior linerboard and foil laminated sheathing, housewrap and exterior window and door flashings for the building and construction end-markets. Our products are sold under a number of market leading brands, including Barricade®, Contour™, Energy-Wrap®, Opti-Flash®, R-Wrap®, Thermo-Ply®, and WeatherTrek®. These products are sold to wholesale distributors, lumberyards and directly to building contractors. Our building products customers include Blue Linx Corp. and Hutting Building Products.

FIBC. We manufacture customized PP-based, woven and sewn containers for the transportation and storage of raw materials such as seeds, titanium dioxide, clay and resin pellets. Our FIBC customers include Texene LLC, Pioneer Hi-Bred Intl. and Superior Ingenio.

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

We manufacture our film products by combining thermoplastic resin pellets with other resins, plasticizers or modifiers, then melting them in a controlled, high temperature, pressurized process known as extrusion to create films with specific performance characteristics. The films are then placed on a circular core, packaged, and shipped directly to customers as rollstock or may undergo further processing. Additional processing steps can include printing various colors, slitting down to a narrower width roll or converting into finished bags.

We manufacture our tapes and coated products utilizing a wide variety of processing equipment including coating lines, calenders, and extruders. Base raw materials include both PE and PP resins, as well as specialty resins, cloth, natural rubber, synthetic rubber, tackifiers and colorants that are converted into finished goods via the use of winding and slitting equipment.

We continuously test raw material and finished-good shipments to ensure that both our inputs and outputs meet our quality specifications. Additionally, we perform regular audits of our products and processes throughout fabrication. Given the highly competitive industry in which we compete, product quality and competitive pricing are important to maintaining our market positions. Our national manufacturing capabilities and broad distribution network allow us to provide a high level of service to our customers in nearly every major population center in North America. Our customer base includes many national retailers, manufacturers, and distributors which rely on us to distribute to locations throughout North America. Our broad distribution network enables us to work in conjunction with our customers to minimize their lead times, reduce freight cost, and minimize inventory levels.  We have historically made, and intend to continue to make, significant capital investments in plant and equipment because of our objectives to improve productivity, maintain competitive advantages and foster continued growth.  Capital expenditures for fiscal 2010 were $223 million, excluding the effect of the sale-leaseback more fully described in footnote 6, which includes a significant amount of expenditures for capacity additions and other growth opportunities across our business as well as expenditures related to cost-saving opportunities.

Research, Product Development and Design

We believe our technology base and research and development support are among the best in the plastics packaging industry. Using three-dimensional computer aided design technologies, our full time product designers develop innovative product designs and models for the packaging market. We can simulate the molding environment by running unit-cavity prototype molds in small injection-molding, thermoform, compression and blow molding machines for research and development of new products. Production molds are then designed and outsourced for production by various companies with which we have extensive experience and established relationships or built by our in-house tooling division located in Evansville, Indiana. Our engineers oversee the mold-building process from start to finish. Many of our customers work in partnership with our technical representatives to develop new, more competitive products. We have enhanced our relationships with these customers by providing the technical service needed to develop products combined with our internal graphic arts support. We also utilize our in-house graphic design department to develop color and styles for new rigid products. Our design professionals work directly with our customers to develop new styles and use computer-generated graphics to enable our customers to visualize the finished product.

Additionally, at our major technical centers in Lancaster, Pennsylvania; Lexington, Massachusetts; Homer, Louisiana; Chippewa Falls, Wisconsin; Evansville, Indiana; and Covington, Georgia, we proto-type new ideas, conduct research and development of new products and processes, and qualify production systems that go directly to our facilities and into production. We also have a complete product testing and quality laboratory at our Lancaster, Pennsylvania, technical center and in our pilot plants in our technical centers in Lexington, Massachusetts and Homer, Louisiana, we are able to experiment with new compositions and processes with a focus on minimizing waste and improving productivity. With this combination of manufacturing simulation and quality systems support we are able to improve time to market and reduce cost.  We spent $21 million, $16 million, and $14 million on research and development in fiscal 2010, 2009 and 2008, respectively.

Systems

We deploy a shared information service model throughout the Company. We believe this service model along with our standardized set of applications gives us a clear competitive advantage. This single, company wide, management information and accounting system further enhances our internal control over financial reporting and our operating efficiencies.

Sources and Availability of Raw Materials

The most important raw material purchased by us is plastic resin. Our plastic resin purchasing strategy is to deal with only high-quality, dependable suppliers.  We believe that we have maintained strong relationships with our key suppliers and expect that such relationships will continue into the foreseeable future. The resin market is a global market and, based on our experience, we believe that adequate quantities of plastic resins will be available at market prices, but we can give you no assurances as to such availability or the prices thereof.

We also purchase various other materials, including natural and butyl rubber, tackifying resins, chemicals and adhesives, paper and packaging materials, polyester staple, raw cotton, linerboard and kraft, woven and non-woven cloth and foil. These materials are generally available from a number of suppliers.

Employees

At the end of fiscal 2010, we employed over 16,000 employees. Approximately 12% of our employees are covered by collective bargaining agreements. One of our agreements, covering approximantly 600 employees, is scheduled for renegotiation in fiscal 2011.  The remaining agreements expire after fiscal 2011.  Our relations with employees remain satisfactory.

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

We have a significant amount of indebtedness.  At the end of fiscal 2010, we had a total indebtedness of $4,374 million with cash and cash equivalents totaling $148 million.  We would have been able to borrow a further $446 million under the revolving portion of our senior secured credit facilities subject to the solvency of our lenders to fund their obligations and our borrowing base calculations.  We are permitted by the terms of our debt instruments to incur substantial additional indebtedness, subject to the restrictions therein.  Our inability to generate sufficient cash flow to satisfy our debt obligations, or to refinance our obligations on commercially reasonable terms, would have a material adverse effect on our business, financial condition and results of operations.

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

To produce our products, we use large quantities of plastic resins.  Plastic resins are subject to price fluctuations, including those arising from supply shortages and changes in the prices of natural gas, crude oil and other petrochemical intermediates from which resins are produced.  Over the past several years, we have at times experienced rapidly increasing resin prices.  If rapid increases in resin prices continue, our revenue and profitability may be materially and adversely affected, both in the short-term as we attempt to pass through changes in the price of resin to customers under current agreements and in the long-term as we negotiate new agreements or if our customers seek product substitution.

We source plastic resin primarily from major industry suppliers.  We have long-standing relationships with certain of these suppliers but have not entered into a firm supply contract with any of them.  We may not be able to arrange for other sources of resin in the event of an industry-wide general shortage of resins used by us, or a shortage or discontinuation of certain types of grades of resin purchased from one or more of our suppliers.  Any such shortage may materially negatively impact our competitive position versus companies that are able to better or more cheaply source resin.

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

At the end of fiscal 2010, the net value of our goodwill and other intangibles was $2,872 million.  We are no longer required or permitted to amortize goodwill reflected on our balance sheet.  We are, however, required to evaluate goodwill reflected on our balance sheet when circumstances indicate a potential impairment, or at least annually, under the impairment testing guidelines outlined in the standard.  Future changes in the cost of capital, expected cash flows, or other factors may cause our goodwill to be impaired, resulting in a non-cash charge against results of operations to write-off goodwill for the amount of impairment.  If a significant write-off is required, the charge would have a material adverse effect on our reported results of operations and net worth in the period of any such write-off.

We are controlled by funds affiliated with Apollo Management, L.P. and its interests as an equity holder may conflict with yours.

A majority of the common stock of our parent company, Berry Plastics Group, Inc. (“Berry Group”), is held by funds affiliated with Apollo Management, L.P. (“Apollo”).  Funds affiliated with Apollo control Berry Group and therefore us as a wholly owned subsidiary of Berry Group.  As a result, Apollo has the power to elect a majority of the members of our board of directors, appoint new management and approve any action requiring the approval of the holders of Berry Group’s stock, including approving acquisitions or sales of all or substantially all of our assets.  The directors elected by Apollo have the ability to control decisions affecting our capital structure, including the issuance of additional capital stock, the implementation of stock repurchase programs and the declaration of dividends.  Apollo’s interests may not in all cases be aligned with your interests.  For example, if we encounter financial difficulties or are unable to pay our debts as they mature, Apollo’s interests, as equity holders, might conflict with your interests.  Affiliates of Apollo may also have an interest in pursuing acquisitions, divestitures, financings and other transactions that, in their judgment, could enhance their equity investments, even though such transactions might involve risks to you.  Additionally, Apollo is in the business of investing in companies and may, from time to time, acquire and hold interests in businesses that compete directly or indirectly with us.  Furthermore, Apollo has no continuing obligation to provide us with debt or equity financing or to provide us with joint purchasing or similar opportunities with its other portfolio companies.  Apollo may also pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us.

Disruptions in the overall economy and the financial markets may adversely impact our business.

Our industry is affected by current economic factors, including the deterioration of national, regional and local economic conditions, declines in employment levels, and shifts in consumer spending patterns.  Disruptions in the overall economy and volatility in the financial markets could reduce consumer confidence in the economy, negatively affecting consumer spending, which could be harmful to our financial position and results of operations.  As a result, decreased cash flow generated from our business may adversely affect our financial position and our ability to fund our operations.  In addition, macro economic disruptions, as well as the restructuring of various commercial and investment banking organizations, could adversely affect our ability to access the credit markets.  The disruption in the credit markets may also adversely affect the availability of financing for our operations.  There can be no assurance that government responses to the disruptions in the financial markets will restore consumer confidence, stabilize the markets, or increase liquidity and the availability of credit.

Item 1B.  UNRESOLVED STAFF COMMENTS

None

Item 2.  PROPERTIES

We lease or own our principle offices and manufacturing facilities.  We believe that our property and equipment is well-maintained, in good operating condition and adequate for our present needs.  The location of our principal manufacturing facilities, by country, are as follows:  United States – 67 locations (21 Closed Top Division, 15 Open Top Division, 19 Specialty Films Division, 12 Tapes, Bags and Coatings Division); Canada – 4 locations (1 Closed Top Division, 3 Specialty Films Division); Mexico – 3 locations (2 Tapes, Bags and Coatings Division, 1 Specialty Films Division); India and Belgium (Tapes, Bags and Coatings Division); Germany and Australia (Specialty Films Division). The Evansville, Indiana facility serves as our world headquarters.

Item 3.  LEGAL PROCEEDINGS

We are party to various legal proceedings involving routine claims which are incidental to our business. Although our legal and financial liability with respect to such proceedings cannot be estimated with certainty, we believe that any ultimate liability would not be material to the business, financial condition, results of operations or cash flows.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                                                                              PART II

Item 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no established public trading market for any class of common stock of Berry Plastics Corporation (“Berry”) or Berry Group.  All of the issued and outstanding common stock of Berry is held by Berry Group.  With respect to the capital stock of Berry Group, as of November 2010, there were approximately 440 holders of the common stock.

See Item 12 of this Form 10-K entitled “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” and Footnote 12 to our consolidated financial statements regarding equity compensation plan information.

Item 6.  SELECTED FINANCIAL DATA

The following table presents selected historical financial data for Berry and Tyco Plastics & Adhesives (Predecessor) and should be read in conjunction with, and is qualified by reference to, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the respective financial statements and notes to the financial statements included elsewhere in this Form 10-K.  Berry was formed through the merger of Berry Plastics Group and Covalence Specialty Materials Holding Corp. in April 2007, and the transaction was treated as a merger under the common control of Apollo Management.  The historical financial statements of Berry Plastics Corporation and Covalence Specialty Materials Holding Corp. (“Covalence”) prior to merger are included in Form S-4’s filed by the Company in May 2008 and May 2007, respectively.

The selected historical financial data of Tyco Plastics & Adhesives have been derived from the audited financial statements that were prepared in accordance with GAAP.  These financial statements have been prepared on a going-concern basis, as if certain assets of Tyco Plastics & Adhesives, which were acquired by Covalence Specialty Materials Corp. and its affiliates on February 16, 2006, had existed as an entity separate from Tyco during the periods presented.  Tyco charged the predecessor operations a portion of its corporate support costs, including engineering, legal, treasury, planning, environmental, tax, auditing, information technology and other corporate services, based on usage, actual costs or other allocation methods considered reasonable by Tyco management.  Accordingly, expenses included in the financial statements may not be indicative of the level of expenses which might have been incurred had the predecessor been operating as a separate stand-alone company.

	Successor					Predecessor
	Year ended October 2, 2010	Year ended September 26, 2009	Year ended September 27, 2008	Year ended September 29, 2007	Period from February 17 to September 30, 2006	Period from October 1, 2005 to February 16, 2006
Statement of Operations Data:
Net sales	$4,257	$3,187	$3,513	$3,055	$1,139	$667
Cost of sales	3,667	2,641	3,019	2,583	1,023	579
Gross profit	590	546	494	472	116	88
Charges from Tyco and affiliates	—	—	—	—	—	10
Selling, general and administrative expenses	379	325	340	322	107	50
Restructuring and impairment charges	41	11	10	39	1	1
Acquisition transactions cost	22	—	—	—	—	—
Other operating expenses	24	24	33	44	—	—
Operating income	124	186	111	67	8	27
Other expense (income)	(19)	(31)	—	37	12	—
Interest expense	308	263	262	240	47	8
Interest income	(76)	(18)	(1)	(2)	—	—
Income (loss) before income taxes	(89)	(28)	(150)	(208)	(51)	19
Income tax expense (benefit)	(21)	(6)	(49)	(89)	(18)	1
Minority interest	—	—	—	(3)	(2)	—
Loss on discontinued operations	—	4	—	—	—	—
Net income (loss)	$(68)	$(26)	$(101)	$(116)	$(31)	$18
Balance Sheet Data (at period end):
Cash and cash equivalents	$148	$10	$190	$15	$83	$5
Property, plant and equipment, net	1,146	876	863	785	817	276
Total assets	5,630	4,401	4,724	3,869	3,821	1,280
Long-term debt obligations	4,345	3,342	3,578	2,693	2,612	—
Stockholders’ equity	257	322	352	450	410	878
Cash Flow and other Financial Data:
Net cash provided by (used in) operating activities	$112	$414	$10	$137	$97	$(119)
Net cash used in investing activities	(877)	(364)	(656)	(164)	(3,252)	(9)
Net cash provided by (used in) financing activities	903	(230)	821	(40)	3,213	131
Capital expenditures	223	194	162	99	35	12

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with the consolidated financial statements of Berry and its subsidiaries and the accompanying notes thereto, which information is included elsewhere herein.  This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” section.  Our actual results may differ materially from those contained in any forward-looking statements.

Overview

We believe we are one of the world’s leading manufacturers and marketers of plastic packaging products, plastic film products, specialty adhesives and coated products. We manufacture a broad range of innovative, high quality packaging solutions using our collection of proprietary molds and an extensive set of internally developed processes and technologies. Our principal products include containers, drink cups, bottles, closures and overcaps, tubes and prescription containers, trash bags, stretch films, engineered films, and tapes which we sell into a diverse selection of attractive and stable end markets, including food and beverage, healthcare, personal care, quick service and family dining restaurants, custom and retail, agricultural, horticultural, institutional, industrial, construction, aerospace, and automotive. We sell our packaging solutions to over 13,000 customers, ranging from large multinational corporations to small local businesses comprised of a favorable balance of leading national blue-chip customers as well as a collection of smaller local specialty businesses. We believe that we are one of the largest global purchasers of polyethylene resin. We believe that our proprietary tools and technologies, low-cost manufacturing capabilities and significant operating and purchasing scale provide us with a competitive advantage in the marketplace. Our unique combination of leading market positions, proven management team, product and customer diversity and manufacturing and design innovation provides access to a variety of growth opportunities. Our top 10 customers represented approximately 20% of our fiscal 2010 net sales with no customer accounting for more than 3% of our fiscal 2010 net sales.

Executive Summary

Business. The Company operates four operating segments: Rigid Open Top, Rigid Closed Top, Specialty Films, and Tapes, Bags and Coatings.  The Rigid Open Top segment sells products in three categories including containers, foodservice items and home and party.  The Rigid Closed Top segment sells products in three categories including closures and overcaps, bottles and prescription containers and tubes.  The Specialty Films segment sells primarily agricultural film, stretch film, shrink film, engineered film, personal care film, flexible packaging products and PVC film to the agricultural, horticultural institutional, foodservice, personal care, industrial and retail markets.  Our Tapes, Bags and Coatings segment sells specialty adhesive products, flexible packaging, trash bags and building materials to a variety of different industries including building and construction, retail, automotive, industrial and medical markets.

Raw Material Trends. Our primary raw material is plastic resin.  Polypropylene and polyethylene account for more than 90% of our plastic resin purchases based on the pounds purchased.  The average industry prices, as published in industry sources, per pound were as follows by fiscal year:

	Polyethylene Butene Film			Polypropylene
	2010	2009	2008	2010	2009	2008
1st quarter	$.71	$.67	$.82	$.70	$.56	$.85
2nd quarter	.82	.59	.84	.82	.46	.80
3rd quarter	.83	.64	.91	.84	.53	.89
4th quarter	.77	.68	1.00	.77	.67	.99

Plastic resins are subject to price fluctuations, including those arising from supply shortages and changes in the prices of natural gas, crude oil and other petrochemical intermediates from which resins are produced.

Outlook. The Company is impacted by general economic and industrial growth, housing starts, plastic resin availability and affordability, and general industrial production. Our business has both geographic and end market diversity which reduces the impact of any one of these factors on our overall performance. We are impacted by our ability to maintain selling prices, manage fluctuations in raw material pricing and adapt to volume changes of our customers.  We expect continued strength in our drink cup product lines, which would have a positive impact on volumes in our Rigid Open Top segment.  We expect our bottle business to continue to grow as a result of a strong new product pipeline, which would have a positive impact in our Rigid Closed Top segment.  We are constantly focused on improving our overall profitability by implementing cost reduction programs for our manufacturing, selling, general and administrative expenses in order to manage inflationary cost pressures.

Recent Developments

In September 2010, Ira Boots announced his retirement as Chief Executive Officer of Berry and its affiliates. Berry and Mr. Boots have reached an agreement pursuant to which Mr. Boots will continue to serve in a consulting role and will remain a member of the Board of Directors for Berry. Dr. Jonathan Rich assumed the role of Chairman and Chief Executive Officer of Berry in October 2010. Prior to becoming CEO of Berry, Dr. Rich served as President and Chief Executive Officer of Momentive Performance Materials, Inc. Prior to Momentive, Dr. Rich held executive positions at Goodyear Tire and Rubber including President of Goodyear North American Tire and President of Goodyear Chemical. Dr. Rich began his career at General Electric in 1982 where he was employed for nearly 20 years in a variety of R&D, operational and executive roles.

In November 2010, the Company completed a private placement of $800 million aggregate principal amount of 9 3/4% Second Priority Senior Secured Notes due in January 2021. In connection with the private placement we conducted tender offers to purchase for cash any and all of our outstanding 8 7/8% Second Priority Senior Secured Fixed Rate Notes due in 2014.  We also called for redemption all notes not validly tendered in the tender offers.  We used the proceeds of the new notes offering along with cash on hand to fund the repurchase of the notes pursuant to the tender offers and subsequent redemption of such notes.

Subsequent to year end, we entered into two separate interest rate swap transactions to protect $1 billion of the outstanding variable rate term loan debt from future interest rate volatility.  The first agreement had a notional amount of $500 million and became effective in November 2010.  The agreement swaps three month variable LIBOR contracts for a fixed three year rate of 0.8925% and expires in November 2013.  The second agreement had a notional amount of $500 million and became effective in December 2010.  The agreement swaps three month variable LIBOR contracts for a fixed three year rate of 1.0235% and expires in November 2013.

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

The Company has a long history of acquiring and integrating companies.  The Company has been able to achieve these synergies by eliminating duplicative costs and rationalizing facilities and integrating the production into the most efficient operating facility.  While the expected benefits on earnings are estimated at the commencement of each transaction, once the execution of the plan and integration occur, we are generally unable to accurately estimate or track what the ultimate effects on future earnings have been due to systems integrations and movement of activities to multiple facilities.  The historical business combinations have not allowed the Company to accurately separate realized synergies compared to what was initially identified during the due diligence phase of each acquisition.

The Company has included the expected benefits of acquisition integrations within our unrealized synergies which are in turn recognized in earnings after an acquisition has been fully integrated.  While the expected benefits on earnings is estimated at the commencement of each transaction, due to the nature of the matters we are generally unable to accurately estimate or track what the ultimate effects have been due to system integrations and movements of activities to multiple facilities.

Pliant Corporation

In December 2009, the Company obtained control of 100% of the capital stock of Pliant upon Pliant’s emergence from reorganization pursuant to a proceeding under Chapter 11 of the Bankruptcy Code for a purchase price of $600 million ($574 million, net of cash acquired).  Pliant is a leading manufacturer of value-added films and flexible packaging for food, personal care, medical, agricultural and industrial applications.  The acquired business is primarily operated in Berry’s Specialty Films reporting segment.  To finance the purchase, the Company used proceeds from private placement offerings, consisting of $370 million aggregate principal amount of 8¼% First Priority Notes and $250 million additional principal amount of 8⅞% Second Priority Notes anddiscussed in the Notes to the Consolidated or Combined Financial Statements section of this Form 10-K.  The Pliant acquisition has been accounted for under the purchase method of accounting, and accordingly, the purchase price has been allocated to the identifiable assets and liabilities based on estimated fair values at the acquisition date.

Superfos Packaging, Inc.

In December 2009, the Company acquired 100% of the outstanding common stock of Superfos a manufacturer of injection molded plastic rigid open top containers and other plastic packaging products for the food, industrial and household chemical, building materials and personal care end markets.  Superfos had 2008 annual net sales of $47 million. The purchase price was funded from cash on hand and existing credit facilities.  The Superfos acquisition has been accounted for under the purchase method of accounting, and accordingly, the purchase price has been allocated to the identifiable assets and liabilities based on estimated fair values at the acquisition date.

Acquisition of Assets of JM Holdings, LLC

In May 2010, the Company acquired certain assets of JM Holdings, LLC, a manufacturer of tape coatings for large diameter water pipes, joints, custom fittings and high temperature tape line for oil and gas applications. The Company funded the acquisition of these assets with cash on hand and existing credit facilities.

Plant Rationalizations

The Company has included the expected impact of restructuring plans within our unrealized synergies which are in turn recognized in earnings after the restructuring plans are completed.  While the expected benefits on earnings is estimated at the commencement of each plan, due to the nature of the matters we are generally unable to accurately estimate or track what the ultimate effects have been.  The Company intends to fund these restructuring plans with cash from operations.

During fiscal 2010, the Company announced the intention to shut down three manufacturing facilities within its Tapes, Bags and Coatings division located in Doswell, Virginia; Battleboro, North Carolina; and Albertville, Alabama.  The affected Tapes, Bags & Coatings business accounted for $83 million of annual net sales.  The Company also announced its intention to shut down two manufacturing facilities within its Specialty Films division located in Charlotte, North Carolina and Lakeville, Minnesota.  The affected Specialty Films business accounted for less than $30 million of annual net sales with the majority of the operations transferred to other facilities.

Discussion of Results of Operations for Fiscal 2010 Compared to Fiscal 2009

Net Sales.  Net sales increased by 34% to $4,257 million for fiscal 2010 from $3,187 million for fiscal 2009.  This $1,070 million increase includes base volume increase of 7% and acquisition volume growth of 27%.  The following discussion in this section provides a comparison of net sales by business segment.

	Fiscal years ended
	2010	2009	$ Change	% Change
Net sales:
Rigid Open Top	$1,192	$1,063	$129	12%
Rigid Closed Top	970	857	113	13%
Specialty Films	1,433	551	882	160%
Tapes, Bags and Coatings	662	716	(54)	(8%)
Total net sales	$4,257	$3,187	$1,070	34%

Net sales in the Rigid Open Top business increased from $1,063 million in fiscal 2009 to $1,192 million in fiscal 2010 as a result of base volume growth of 9% and acquisition growth attributed to Superfos.  The base volume growth is primarily attributed to increased sales in various container product lines and thermoformed drink cup product lines.    Net sales in the Rigid Closed Top business increased from $857 million in fiscal 2009 to $970 million in fiscal 2010 as a result of base volume growth of 14% partially offset by net selling price decreases of 1%.  The base volume growth is primarily attributed to increased sales in our overcaps, closures, bottles, tubes and prescription vial product lines.  Net sales in the Specialty Films business increased from $551 million in fiscal 2009 to $1,433 million in fiscal 2010 as a result of net selling price increases of 4%, base volume growth of 8% and acquisition volume growth attributed to Pliant.  The base volume growth is primarily attributed to increased sales in our institutional can liners and stretch film product lines.  Net sales in the Tapes, Bags and Coatings business decreased from $716 million in fiscal 2009 to $662 million in fiscal 2010 primarily as a result of net selling price decreases of 3% and base volume decline of 4% primarily attributed to decreased sales in our retail trash bag product line and our decision to exit certain retail sheeting businesses.

Operating Expenses.  Cost of goods sold increased by $1,026 million to $3,667 million for fiscal 2010 from $2,641 million for fiscal 2009 primarily as a result of acquisition volume, base volume growth and higher raw material costs.  Selling, general and administrative expenses increased by $54 million to $379 million for fiscal 2010 from $325 million for fiscal 2009 primarily as a result of acquisition volume and increased amortization of intangibles due to the Pliant and Superfos acquisitions partially offset by cost reductions.  Restructuring and impairment charges increased to $41 million in fiscal 2010 compared to $11 million in fiscal 2009 primarily as a result of severance charges related to the Pliant acquisition and $19 million non-cash fixed asset impairment charges related to rationalized facilities.  Acquisition transaction costs for the year are primarily attributed to the Pliant and Superfos acquisitions.

Operating Income.  Operating income decreased $62 million from $186 million in fiscal 2009 to $124 million in fiscal 2010.  The following discussion in this section provides a comparison of operating income by business segment.

	Fiscal years ended
	2010	2009	$ Change	% Change
Operating income (loss):
Rigid Open Top	$124	$118	$6	5%
Rigid Closed Top	73	59	14	24%
Specialty Films	(54)	(10)	(44)	(440%)
Tapes, Bags and Coatings	(19)	19	(38)	(200%)
Total operating income	$124	$186	$(62)	(33%)

Operating income for the Rigid Open Top business increased from $118 million for fiscal 2009 to $124 million in fiscal 2010.  The increase of $6 million is attributable to base volume growth and acquisition volume growth attributed to Superfos partially offset by a lag of passing through increases in raw material costs to our customers.  Operating income for the Rigid Closed Top business increased from $59 million for the fiscal 2009 to $73 million in the fiscal 2010.  The increase of $14 million is primarily attributable to base volume growth partially offset by a lag of passing through increases in raw material costs to our customers.  Operating loss for the Specialty Films business increased from $10 million for the fiscal 2009 to $54 million in the fiscal 2010.  The $44 million change is primarily attributable to non-cash fixed asset impairments, negative selling price to raw material relationship and transaction costs related to the Pliant acquisition partially offset by acquisition volume by base volume growth.  Operating income (loss) for the Tapes, Bags and Coatings business decreased from $19 million of operating income for the fiscal 2009 to an operating loss of $19 million in the fiscal 2010.  The decrease of $38 million is primarily attributable to a negative selling price to raw material relationship, non-cash fixed asset impairment expense and base volume decline partially offset by improved operating performance.

Other Income. Other income recorded in fiscal 2010 is attributed to a $5 million gain related to the repurchase of debt and a gain attributed to the fair value adjustment for our interest rate swaps.

Interest Expense.   Interest expense increased by $45 million in the fiscal 2010 primarily as a result of increased borrowings partially offset by a decline in borrowing rates on variable rate debt partially attributed to the swap agreement that expired in November 2009.

Interest Income.  Interest income increased $58 million in fiscal 2010 primarily attributed to non-cash interest and interest accretion income from our investments in Berry Group’s senior unsecured term loan.

Income Tax Benefit.  For fiscal 2010, we recorded an income tax benefit of $21 million or an effective tax rate of 24%, which is a change of $15 million from the income tax benefit of $6 million or an effective tax rate of 22% in fiscal 2009.  The effective tax rate is less than the statutory rate primarily attributed to the relative impact to permanent items and establishment of valuation allowance for certain foreign operating losses where the benefits are not expected to be realized.

Net Loss.  Net loss was $68 million for fiscal 2010 compared to a net loss of $26 million for fiscal 2009 for the reasons discussed above.

Discussion of Results of Operations for Fiscal 2009 Compared to Fiscal 2008

Net Sales.  Net sales decreased by 9% to $3,187 million for fiscal 2009 from $3,513 million for fiscal 2008.  This $326 million decrease includes base volume decline of 5% and net selling price decreases of 6% offset by acquisition volume growth of 2%.  The following discussion in this section provides a comparison of net sales by business segment.
	Fiscal years ended
	2009	2008	$ Change	% Change
Net sales:
Rigid Open Top	$1,063	$1,053	$10	1%
Rigid Closed Top	857	853	4	1%
Specialty Films	551	788	(237)	(30%)
Tapes, Bags & Coatings	716	819	(103)	(13%)
Total net sales	$3,187	$3,513	$(326)	(9%)

Net sales in the Rigid Open Top business increased from $1,053 million in fiscal 2008 to $1,063 million in fiscal 2009 as a result of base volume growth of 6% offset by net selling price deceases of 5% primarily due to lower raw material costs.  The base volume growth is primarily attributed to increased sales in our container and thermoformed drink cup product line due to strong sales to end customers in quick service restaurants, family dining restaurants, and leading food and consumer product companies.  Net sales in the Rigid Closed Top business increased from $853 million in fiscal 2008 to $857 million in fiscal 2009 as a result of acquisition volume growth attributed to Captive, MAC and Erie Plastics of 11% partially offset by a base volume decline of 3% and net selling price decreases of 8%.  The base volume decline is primarily attributed to decreased sales in our aerosol overcaps and tubes product lines primarily as a result of contracting end use markets.  Net sales in the Specialty Films business decreased from $788 million in fiscal 2008 to $551 million in fiscal 2009 as a result of base volume decline of 12% and net selling price decreases of 11% primarily due to lower raw material costs.  The base volume decline is primarily attributed to the slowness in the housing sector.  Net sales in the Tapes, Bags and Coatings business decreased from $819 million in fiscal 2008 to $716 million in fiscal 2009 primarily as a result of base volume decline of 17%.  The base volume decline is primarily attributed to softness in the new home construction, corrosion protection and automotive markets.

Operating Expenses.  Selling, general and administrative expenses decreased by $15 million to $325 million for fiscal 2009 from $340 million for fiscal 2008 primarily as a result of cost reduction efforts and realization of synergies partially offset by increased accrued bonus expense.  Restructuring and impairment charges increased to $11 million in fiscal 2009 compared to $10 million in fiscal 2008 as a result of $8 million of non-cash fixed asset impairment charges associated with the plant consolidations within the Specialty Films and Rigid Open Top segments.  Other expenses decreased from $33 million in fiscal 2008 to $24 million for fiscal 2009 primarily as a result of a decrease in business optimization expenses.

Operating Income.  Operating income increased $75 million from $111 million in fiscal 2008 to $186 million in fiscal 2009.  The following discussion in this section provides a comparison of operating income by business segment.

	Fiscal years ended
	2009	2008	$ Change	% Change
Operating income (loss):
Rigid Open Top	$118	$74	$44	60%
Rigid Closed Top	59	42	17	41%
Specialty Films	(10)	(24)	14	58%
Tapes, Bags & Coatings	19	19	—	—%
Total operating income	$186	$111	$75	68%

Operating income for the Rigid Open Top business increased from $74 million for fiscal 2008 to $118 million in fiscal 2009.  The increase of $44 million is attributable to base volume growth and a lag of passing through a reduction in raw material costs to our customers.  Operating income for the Rigid Closed Top business increased from $42 million for fiscal 2008 to $59 million in fiscal 2009.  The increase of $17 million is primarily attributable to the acquisition of Captive Plastics.  Operating income for the Specialty Film business increased from an operating loss of $24 million for fiscal 2008 to $10 million in fiscal 2009.  The increase of $14 million is primarily attributable to improved operating performance and various cost reduction efforts.  Operating income for the Tapes, Bags and Coatings business for fiscal 2008 and fiscal 2009 was $19 million.

Other Income. Other income recorded in fiscal 2009 is attributed to a $25 million gain related to the repurchase of the 10 ¼% Senior Subordinated Notes and a $6 million gain attributed to the fair value adjustment for our interest rate swaps.

Interest Expense.  Interest expense increased $1 million to $263 million for fiscal 2009 from $262 million in fiscal 2008.

Interest Income.  Interest income increased from $1 million in fiscal 2008 to $18 million in fiscal 2009 primarily as a result of $18 million of interest and accretion income from our investments in Berry Group’s senior unsecured term loan.

Income Tax Benefit.  For fiscal 2009, we recorded an income tax benefit of $6 million or an effective tax rate of 22%, which is a change of $43 million from the income tax benefit of $49 million or an effective tax rate of 33% in fiscal 2008.  The effective tax rate is less than the statutory rate primarily attributed to the smaller net loss and relative impact to permanent items and establishment of valuation allowance for certain foreign operating losses where the benefits are not expected to be realized.

Net Loss.  Net loss was $26 million for fiscal 2009 compared to a net loss of $101 million for fiscal 2008 for the reasons discussed above.

Income Tax Matters

At fiscal year end 2010, the Company has unused federal operating loss carryforwards of $618 million which begin to expire in 2021 and $31 million of foreign operating loss carryforwards.  Alternative minimum tax credit carryforwards of approximately $9 million are available to the Company indefinitely to reduce future years’ federal income taxes.  The net operating losses are subject to an annual limitation under guidance from the Internal Revenue Code, however the annual limitation is in excess of the net operating loss, effectively no limitation exists.  As part of the effective tax rate calculation, if we determine that a deferred tax asset arising from temporary differences is not likely to be utilized, we will establish a valuation allowance against that asset to record it at its expected realizable value.  The Company has not provided a valuation allowance on its net federal net operating loss carryforwards in the United Statues because it has determined that future rewards of its temporary taxable differences will occur in the same periods and are of the same nature as the temporary differences giving rise to the deferred tax assets.  Our valuation allowance against deferred tax assets was $63 million and $32 million at the end of fiscal 2010 and 2009, respectively, related to certain foreign and state operating loss carryforwards.  The foreign tax credit carryforwards of approximately $3 million are available to the Company to reduce future years federal income taxes, which will begin to expire in 2011.

Liquidity and Capital Resources

Senior Secured Credit Facility
The Company’s senior secured credit facilities consist of $1,200 million term loan and $482 million asset based revolving line of credit (“Credit Facility”), net of defaulting lenders.  The availability under the revolving line of credit is the lesser of $482 million or based on a defined borrowing base which is calculated based on available accounts receivable and inventory.  The term loan matures in April 2015 and the revolving line of credit matures in April 2013.  The revolving line of credit allows up to $100 million of letters of credit to be issued instead of borrowings under the revolving line of credit.  At the end of fiscal 2010, the Company had $148 million of cash and no outstanding balance on the revolving credit facility providing unused borrowing capacity of $446 million under the revolving line of credit subject to the solvency of our lenders to fund their obligations and our borrowing base calculations.  The Company was in compliance with all covenants at the end of fiscal 2010.

Our fixed charge coverage ratio, as defined in the revolving credit facility, is calculated based on a numerator consisting of adjusted EBITDA less pro forma adjustments, income taxes paid in cash and capital expenditures, and a denominator consisting of scheduled principal payments in respect of indebtedness for borrowed money, interest expense and certain distributions.  We are obligated to sustain a minimum fixed charge coverage ratio of 1.0 to 1.0 under the revolving credit facility at any time when the aggregate unused capacity under the revolving credit facility is less than 10% of the lesser of the revolving credit facility commitments and the borrowing base (and for 10 business days following the date upon which availability exceeds such threshold) or during the continuation of an event of default.  At the end of fiscal 2010, the Company had unused borrowing capacity of $446 million under the revolving credit facility subject to a borrowing base and thus was not subject to the minimum fixed charge coverage ratio covenant.  Our fixed charge ratio was 1.2 to 1.0 at the end of fiscal 2010.

Despite not having financial maintenance covenants, our debt agreements contain certain negative covenants.  The failure to comply with these negative covenants could restrict our ability to incur additional indebtedness, effect acquisitions, enter into certain significant business combinations, make distributions or redeem indebtedness.  The term loan facility contains a negative covenant first lien secured leverage ratio covenant of 4.0 to 1.0 on a pro forma basis for a proposed transaction, such as an acquisition or incurrence of additional first lien debt.  Our first lien secured leverage ratio was 3.4 to 1.0 at the end of fiscal 2010.

A key financial metric utilized in the calculation of the first lien leverage ratio is adjusted EBITDA as defined in the Company’s senior secured credit facilities.  The following table reconciles our adjusted EBITDA of $614 million for fiscal 2010 to net loss.

Fiscal 2010
Adjusted EBITDA	$614
Net interest expense	(232)
Depreciation and amortization	(317)
Income tax benefit	21
Business optimization expense (a)	(48)
Restructuring and impairment (b)	(41)
Other (c)	8
Pro forma acquisitions	(15)
Unrealized cost reductions	(58)
Net loss	$(68)

Cash flow from operating activities	$112
Cash flow from investing activities	$(877)
Cash flow from financing activities	$903

(a)	Includes $22 of acquisition costs.
(b)	Includes $19 of non-cash asset impairments.
(c)	Includes other non-cash income of $17 partially offset by management fees $8 and stock based comp $1

For comparison purposes, the following table reconciles our adjusted EBITDA for the quarterly period ended October 2, 2010 and September 26, 2009.

	Quarterly Period Ended
	October 2, 2010	September 26, 2009

Adjusted EBITDA	$161	$182
Net interest expense	(63)	(48)
Depreciation and amortization	(85)	(65)
Income tax expense	(2)	(5)
Business optimization expense	(13)	(5)
Restructuring and impairment (a)	(14)	(3)
Other (b)	7	6
Pro forma acquisitions	—	(30)
Unrealized cost reductions	(8)	(23)
Net loss	$(13)	$(9)

Cash flow from operating activities	$90	$75
Cash flow from investing activities	$(59)	$(85)
Cash flow from financing activities	$(69)	$(8)

(a) (b)
2010 includes $8 of non-cash asset impairments.
Includes other non-cash income of $9 and $8 was partially offset by management fees of $2 for the quarterly period ending October 2, 2010 and September 26, 2009, respectively.

While the determination of appropriate adjustments in the calculation of adjusted EBITDA is subject to interpretation under the terms of the Credit Facility, management believes the adjustments described above are in accordance with the covenants in the Credit Facility.  Adjusted EBITDA should not be considered in isolation or construed as an alternative to our net income (loss) or other measures as determined in accordance with GAAP.  In addition, other companies in our industry or across different industries may calculate bank covenants and related definitions differently than we do, limiting the usefulness of our calculation of adjusted EBITDA as a comparative measure.

In fiscal 2010, BP Parallel LLC invested approximately $56 million to purchase $47 million aggregate principal amount of our 10 ¼% Senior Subordinated Notes, $2 million aggregate principal amount of our 8 7/8% Second Priority Senior Secured Fixed Rate Notes and $13 million aggregate principal amount of our Second Priority Floating Rate Senior Secured Notes.  The repurchases resulted in a net gain of $5 million which is included in Other income in or Consolidated Statement of Operations.

Berry Group Indebtedness
In June 2007, Berry Group entered into a $500 million senior unsecured term loan agreement (“Senior Unsecured Term Loan”) with a syndicate of lenders.  The Senior Unsecured Term Loan matures in June 2014 and was sold at a 1% discount, which is being amortized over the life of the loan.  Interest on the agreement is payable on a quarterly basis and bears interest at the Company’s option based on (1) a fluctuating rate per annum equal to the higher of (a) the Federal Funds Rate plus 1/2 of 1% and (b) the rate of interest in effect for such day as publicly announced from time to time by Credit Suisse as its “prime rate” plus 525 basis points or (2) LIBOR (0.29% at the end of fiscal 2010) plus 625 basis points.  The Senior Unsecured Term Loan contains a payment in kind (“PIK”) option which allows Berry Group to forgo paying cash interest and to add the PIK interest to the outstanding balance of the loan.  This option expires on the five year anniversary of the loan and if elected increases the rate per annum by 75 basis points for the specific interest period.  Berry Group at its election may make the quarterly interest payments in cash, may make the payments by paying 50% of the interest in cash and 50% in PIK interest or 100% in PIK interest for the first five years.  The Senior Unsecured Term Loan is unsecured and there are no guarantees by Berry or any of its subsidiaries and therefore this financial obligation is not recorded in the Consolidated Financial Statements of Berry.  Berry Group elected to exercise the PIK interest option during fiscal 2009 and 2010.

Berry Group at its election may call the notes up to the first anniversary date for 100% of the principal balance plus accrued and unpaid interest and an applicable premium.  Berry Group’s call option for the notes between the one year and two year and two year and three year anniversary dates changes to 102% and 101% of the outstanding principal balance plus accrued and unpaid interest, respectively.  The notes also contain a put option which allows the lender to require Berry Group to repay any principal and applicable PIK interest that has accrued if Berry Group has an applicable high yield discount obligation (“AHYDO”) within the definition outlined in the Internal Revenue Code, section 163(i)(1) at each payment period subsequent to the five year anniversary date.

In fiscal 2010 and fiscal 2009, BP Parallel LLC invested $25 million and $166 million to purchase assignments of $33 million and $515 million principal of the Senior Unsecured Term Loan.  We have the intent and ability to hold the security to maturity.  The investment is stated at amortized cost and the discount is being accreted under the effective interest method to interest income until the maturity of the debt in June 2014.  We have recorded the investment in Other assets in the Consolidated Balance Sheet with the fair value of total Senior Unsecure Term Loan investments exceeding book value by $172 million at fiscal year end 2010.  We record the interest income and the income from the discount on the purchase of Senior Unsecured Term Loan in Interest income in the Consolidated Statements of Operations.  We have recognized $75 million and $18 million of interest and accretion income in fiscal 2010 and fiscal 2009, respectively.  The remaining balance outstanding at the end of fiscal 2010 of Senior Unsecured Term Loan is $52 million.

Contractual Obligations and Off Balance Sheet Transactions

Our contractual cash obligations at the end of fiscal 2010 are summarized in the following table.

	Payments due by period as of the end of fiscal 2009
	Total	< 1 year	1-3 years	4-5 years	> 5 years
Long-term debt, excluding capital leases	$4,321	$12	$24	$2,788	$1,497
Capital leases (a)	113	21	42	33	17
Fixed interest rate payments (b)	1,184	216	428	356	184
Variable interest rate payments (c)	300	68	139	93	—
Operating leases	253	45	69	42	97
Funding of pension and other postretirement obligations (d)	6	6	—	—	—
Total contractual cash obligations	$6,177	$368	$702	$3,312	$1,795

(a)	Includes anticipated interest of $27 million over the life of the capital leases.
(b)	Includes variable rate debt subject to interest rate swap agreements.
(c)	Based on applicable interest rates in effect end of fiscal 2010.
(d)
Pension and other postretirement contributions have been included in the above table for the next year.  The amount is the estimated contributions to our funded defined benefit plans.  The assumptions used by the actuary in calculating the projection includes weighted average return on pension assets of approximately 8% for 2011.  The estimation may vary based on the actual return on our plan assets.  See footnote 9 to the Consolidated or Combined Financial Statements of this Annual Report 10-K for more information on these obligations.

Cash Flows from Operating Activities

Net cash provided by operating activities was $112 million for fiscal 2010 compared to $414 million of cash flows provided by operating activities for fiscal 2009.  This decrease of $302 million is primarily the result of a $250 million change in working capital and acquisition costs incurred of $22 million.  The working capital change is primarily attributed to higher volumes and increased raw material costs.

Net cash provided by operating activities was $414 million for fiscal 2009 compared to $10 million of cash flows provided by operating activities for fiscal 2008.  This increase of $404 million is primarily the result of a $323 million change in working capital primarily due to declining resin costs and improved operating performance primarily driven by realization of synergies and the effect of the cost reduction efforts.

Net cash provided by operating activities was $10 million for fiscal 2008 compared to $137 million of cash flows provided by operating activities for fiscal 2007.  The change in cash flow from operating activities is the result of a change in working capital primarily due to increased resin costs and lag of passing through raw material costs to our customers in our Rigid Open Top and Rigid Closed Top segments contributing to increases in receivables, inventory and payables.

Cash Flows from Investing Activities

Net cash used for investing activities was $877 million for fiscal 2010 compared to net cash used of $364 million for fiscal 2009.  This change of $513 million is primarily a result of the acquisition of Pliant and Superfos partially offset by a reduction in the investment in Berry Group’s Senior Unsecured Term Loan.

Net cash used for investing activities was $364 million for fiscal 2009 compared to net cash used of $655 million for fiscal 2008.  This change of $291 million is primarily a result of the acquisition of Captive in fiscal 2008 partially offset by increased capital spending and the investment in Berry Group’s Senior Unsecured Term Loan in fiscal 2009.

Net cash used for investing activities was $655 million for fiscal 2008 compared to $164 million for fiscal 2007 primarily as a result of the acquisition of Captive and MAC.  In addition, our investments in capital expenditures for fiscal 2008 totaled $162 million partially offset by $83 million from disposition of assets, including proceeds from sale-leaseback transactions.

Cash Flows from Financing Activities

Net cash provided by financing activities was $903 million for fiscal 2010 compared to net cash used for financing activities of $230 million for fiscal 2009.  This change of $1,133 million is primarily attributed the $620 million private placement that was completed in November 2009, in order to fund the Pliant acquisition, and $500 million private debt placement that was completed in April 2010.

Net cash used for financing activities was $230 million for fiscal 2009 compared to net cash provided by financing activities of $820 million for fiscal 2008.  This change of $1,050 million is primarily attributed to the repayments on the revolving line of credit in fiscal 2009 and the borrowing in fiscal 2008 to fund the Captive acquisition.

Net cash provided by financing activities was $820 million for fiscal 2008 compared to $40 million used for financing activities for fiscal 2007.  In February 2008, we used the proceeds from the senior secured bridge facility to fund the $520 million acquisition of Captive Plastics.  This senior secured bridge facility was subsequently retired in April 2008, in connection with the issuance of our First Priority Floating Rate Notes which resulted in us receiving approximately $661 million of cash proceeds.  The excess proceeds from our April offering were used to pay down our outstanding borrowings on our revolving line of credit.  We subsequently borrowed $257 million under our revolving credit facilities to fund working capital and to ensure that we had liquidity to finance our operations given the turmoil in the financial markets.  We had approximately $190 million in cash at the end of fiscal 2008.  We paid approximately $26 million in financing fees related to the issuance of the First Priority Floating Rate Notes.

Based on our current level of operations, we believe that cash flow from operations and available cash, together with available borrowings under our senior secured credit facilities, will be adequate to meet our short-term liquidity needs over the next twelve months.  We base such belief on historical experience and the funds available under the senior secured credit facility.  However, we cannot predict our future results of operations and our ability to meet our obligations involves numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” section in this Form 10-K.  In particular, increases in the cost of resin which we are unable to pass through to our customers on a timely basis or significant acquisitions could severely impact our liquidity.  At the end of fiscal 2010, our cash balance was $148 million, and we had unused borrowing capacity of $446 million under our revolving line of credit, net of defaulting lenders.

Accounts Receivable and Inventory

	2010	2009
Net Sales (last 12 months)	$4,257	$3,187
Average Accounts Receivable	409	378
AR Turnover Rate (a)	10.4	8.4

Cost of Goods Sold (last 12 months)	$3,667	$2,641
Average Inventory	479	437
Inventory Turnover Rate (b)	7.7	6.0

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

Revenue Recognition.  Revenue from the sales of products is recognized at the time title and risks and rewards of ownership pass to the customer (either when the products reach the free-on-board shipping point or destination depending on the contractual terms), there is persuasive evidence of an arrangement, the sales price is fixed and determinable and collection is reasonably assured.

Accrued Rebates.  We offer various rebates to our customers in exchange for their purchases.  These rebate programs are individually negotiated with our customers and contain a variety of different terms and conditions.  Certain rebates are calculated as flat percentages of purchases, while others included tiered volume incentives.  These rebates may be payable monthly, quarterly, or annually.  The calculation of the accrued rebate balance involves significant management estimates, especially where the terms of the rebate involve tiered volume levels that require estimates of expected annual sales.  These provisions are based on estimates derived from current program requirements and historical experience.  We use all available information when calculating these reserves.  Our accrual for customer rebates was $50 million and $44 million as of fiscal year end 2010 and 2009, respectively.

Impairments of Long-Lived Assets.  In accordance with the guidance from the FASB for the impairment or disposal of long lived assets we review long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable.  Impairment losses are recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts.  The impairment loss is measured by comparing the fair value of the asset to its carrying amount.

Goodwill and Other Indefinite Lived Intangible Assets.  We are required to perform a review for impairment of goodwill and other indefinite lived intangibles to evaluate whether events and circumstances have occurred that may indicate a potential impairment. Goodwill is considered to be impaired if we determine that the carrying value of the reporting unit exceeds its fair value.  Other indefinite lived intangibles are considered to be impaired if the carrying value exceeds the fair value.  In addition to the annual review, an interim review is required if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Examples of such events or circumstances could include, but are not limited to: a significant decline in our earnings, a significant decline in the total value of our Company, unanticipated competition or a loss of key personnel.

The following table presents carrying value as of our most recent evaluation for impairment of goodwill compared to goodwill by reportable segment:

	Carrying Value as of	Goodwill as of
	July 4, 2010	2010	2009
Rigid Open Top	$1,754	$691	$646
Rigid Closed Top	1,517	771	768
Specialty Films	995	238	17

In accordance with our policy, we completed our most recent annual evaluation for impairment of goodwill as of the first day of the fourth fiscal quarter and determined that no impairment existed. Our evaluation method included management estimates of cash flow projections based on an internal strategic review and comparable EBITDA multiples of our market peer companies to derive our fair values.  A decline of greater than 10% in the fair value of our segments could result in a potential impairment of goodwill or trademarks depending on revenue or earnings growth, the cost of capital and other factors we utilize to determine our segment and trademark fair values.  Growth by reporting unit varies from year-to-year between segments.  For purposes of these tests, the Rigid Open Top forecasted overall growth ranges between 2% and 5%  in the following six years and 3.0% in the terminal year.  The Rigid Closed Top forecasted overall growth ranges between 3% and 8% in the following six years and 3.0% in the terminal year.  The Specialty Films forecasted overall growth ranges between 2% and 4% in the following six years and 3.0% in the terminal year.  We assumed that the Company would maintain capital spending sufficient enough to continue to increase efficiencies in production and have assumed that these efficiencies would be offset by other rising costs in selling, general and administrative expenses.  Given the uncertainty in economic trends, there can be no assurance that when we complete our future annual or other periodic reviews for impairment of goodwill that a material impairment charge will not be recorded. Goodwill and indefinite lived trademarks totaled $1,700 million and $220 million at the end of the fiscal 2010, respectively.  No impairments related to indefinite lived intangible assets were recorded in the financial statements included in this Form 10-K.

Deferred Taxes and Effective Tax Rates.  We estimate the effective tax rates (“ETR”) and associated liabilities or assets for each legal entity of ours in accordance with authoritative guidance.  We use tax-planning to minimize or defer tax liabilities to future periods. In recording ETR’s and related liabilities and assets, we rely upon estimates, which are based upon our interpretation of United States and local tax laws as they apply to our legal entities and our overall tax structure.  Audits by local tax jurisdictions, including the United States Government, could yield different interpretations from our own and cause the Company to owe more taxes than originally recorded.  For interim periods, we accrue our tax provision at the ETR that we expect for the full year.  As the actual results from our various businesses vary from our estimates earlier in the year, we adjust the succeeding interim periods’ ETR’s to reflect our best estimate for the year-to-date results and for the full year.  As part of the ETR, if we determine that a deferred tax asset arising from temporary differences is not likely to be utilized, we will establish a valuation allowance against that asset to record it at its expected realizable value.  The Company believes that it will not generate sufficient future taxable income to realize the tax benefits in foreign jurisdictions related to the deferred tax assets of Berry Plastics de Mexico.  Therefore, the Company has provided a full valuation allowance against its foreign net operating losses included within the deferred tax assets for Berry Plastics de Mexico.  The Company has not provided a valuation allowance on its net operating losses in the United States because it has determined that future reversals of its temporary taxable differences will occur in the same periods and are of the same nature as the temporary differences giving rise to the deferred tax assets.  Our valuation allowance against deferred tax assets was $63 million and $32 million as of fiscal year end 2010 and 2009, respectively.

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

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

We are exposed to market risk from changes in interest rates primarily through our senior secured credit facilities, senior secured first priority notes and second priority senior secured notes.  Our senior secured credit facilities are comprised of (i) a $1,200 million term loan and (ii) a $500 million revolving credit facility.  At the end of fiscal 2010, the Company had no balance outstanding on the revolving credit facility.  The net outstanding balance of the term loan at the end of fiscal 2010 was $1,158 million.  Borrowings under our senior secured credit facilities bear interest, at our option, at either an alternate base rate or an adjusted LIBOR rate for a one-, two-, three- or six month interest period, or a nine- or twelve-month period, if available to all relevant lenders, in each case, plus an applicable margin.  The alternate base rate is the mean the greater of (i) Credit Suisse’s prime rate and (ii) one-half of 1.0% over the weighted average of rates on overnight Federal Funds as published by the Federal Reserve Bank of New York.  Our $681 million of senior secured first priority notes accrue interest at a rate per annum, reset quarterly, equal to LIBOR plus 4.75%. Our second priority senior secured notes are comprised of (i) $525 million fixed rate notes and (ii) $225 million floating rate notes.  The floating rate notes bear interest at a rate of LIBOR plus 3.875% per annum, which resets quarterly.

At the end of fiscal 2010, the LIBOR rate of 0.29% was applicable to the term loan, senior secured first priority notes and second priority floating rate notes.  If the LIBOR rate increases 0.25% and 0.50%, we estimate an annual increase in our interest expense of $4 million and $9 million, respectively.

In August 2007, Berry entered into two separate interest rate swap transactions to protect $600 million of the outstanding variable rate term loan debt from future interest rate volatility.  The swap agreements became effective in November 2007.  The first agreement had a notional amount of $300 million and became effective in November 2007 and swaps three month variable LIBOR contracts for a fixed two year rate of 4.875% and expired in November 2009.  The second agreement had a notional amount of $300 million and became effective in November 2007 and swaps three month variable LIBOR contracts for a fixed three year rate of 4.920% and expired in November 2010.  The Company’s term loan gives it the option to elect different interest rate reset options.  In November 2008, the Company began and continues to utilize 1-month LIBOR contracts for the underlying senior term loan.  The Company’s change in interest rate selection to this alternative rate has resulted in the Company losing hedge accounting on both of the interest rate swaps entered into in August 2007.  The Company has recorded all subsequent changes in fair value from November 2008 to the end of fiscal 2010 in the income statement and is amortizing the interest rate swap balance in Accumulated other comprehensive income to Interest expense through the end of the respective swap agreement.  The Company estimates the fair value of the interest rate swap transactions identified above to be a liability of $1 million and $15 million at the end of fiscal 2010 and 2009, respectively.  The fair value of these interest rate swaps is subject to movements in LIBOR and may fluctuate in future periods.  A .25% change in LIBOR would not have a material impact on the fair value of the interest rate swaps.

Resin Cost Sensitivity
We are exposed to market risk from changes in plastic resin prices that could impact our results of operations and financial condition.  Our plastic resin purchasing strategy is to deal with only high-quality, dependable supplier.  We believe that we have maintained strong relationships with these key suppliers and expect that such relationships will continue into the foreseeable future.  The resin market is a global market and, based on our experience, we believe that adequate quantities of plastic resins will be available at market prices, but we can give you no assurances as to such availability or the prices thereof.  If the price of resin increased or decreased by 5% this would result in a material change to our cost of goods sold.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements

Report of Independent Registered Public Accounting Firm	F- 1
Consolidated Balance Sheets at fiscal year end 2010 and 2009	F- 3
Consolidated Statements of Operations for the fiscal years ended 2010, 2009 and 2008	F- 4
Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Income (Loss) for the fiscal years ended 2010, 2009 and 2008	F- 5
Consolidated Statements of Cash Flows for the fiscal years ended 2010, 2009 and 2008	F- 6
Notes to Consolidated Financial Statements	F- 7

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

Under applicable SEC regulations, management of a reporting company, with the participation of the principal executive officer and principal financial officer, must periodically evaluate the company’s “disclosure controls and procedures,” which are defined generally as controls and other procedures of a reporting company designed to ensure that information required to be disclosed by the reporting company in its periodic reports filed with the commission (such as this Form 10-K) is recorded, processed, summarized, and reported on a timely basis.

The Company's management, with the participation of the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures at the end of fiscal 2010.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at the end of fiscal 2010, the design and operation of our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projection of any evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has conducted an evaluation of the effectiveness of our internal control over financial reporting at the end of fiscal 2010.  Management’s assessment of internal control over financial reporting was conducted using the criteria in Internal Control—Integrated Framework issued by the Committee of Sponsoring  Organizations of the Treadway Commission (“COSO”).  For purposes of this evaluation, the impact of the acquisition of Pliant on our internal controls over financial reporting has been excluded.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the rules of the Securities and Exchange Commission (“SEC”) that permit the Company to provide only Management’s report in this Annual Report.

A material weakness is a control deficiency, or combination of control deficiencies, that results in the reasonable possibility that there is more than a remote likelihood that a misstatement of our annual or interim financial statements that is more than inconsequential will not be prevented or detected in a timely manner. A control deficiency exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis. A design deficiency exists when a control necessary to meet the control objective is missing or an existing control is not properly designed so that, even if the control operates as designed, the control objective is not always met.  In connection with management’s assessment of our internal control over financial reporting, management has concluded that our internal control over financial reporting was effective at the end of fiscal 2010, and that there were no material weaknesses in our internal control over financial reporting as of that date.

 (b)           Changes in internal controls.

No material changes in our internal control over financial reporting occurred during fiscal 2010.

Item 9B.  OTHER INFORMATION

None

PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table provides information regarding the executive officers, officers and members of the board of directors of Berry Group, of which we are a wholly owned subsidiary.

Name	Age	Title
Jonathan D. Rich (3)	55	Chairman, Chief Executive Officer and Director (Oct 2010-Current)
Ira G. Boots	56	Chairman, Chief Executive Officer and Director (thru Sept 2010)
Randall J. Becker	54	Chief Operating Officer and President (Jan 2010-Current)
R. Brent Beeler	57	Chief Operating Officer and President (thru Dec 2009)
James M. Kratochvil	54	Chief Financial Officer and Secretary
Anthony M. Civale (1) (2)	36	Director
Patrick J. Dalton	42	Director
Donald C. Graham (1)	77	Director
Steven C. Graham (2)	51	Director
Joshua J. Harris	45	Director
Robert V. Seminara (1) (2) (3)	38	Director

(1)Member of the Compensation Committee.
(2)Member of the Audit Committee.
(3)Member of the Executive Committee.

The following table provides information regarding the executive officers, officers and members of the board of directors of Berry.

Name	Age	Title
Jonathan D. Rich (3)	55	Chairman, Chief Executive Officer and Director (Oct 2010-Current)
Ira G. Boots	56	Chairman, Chief Executive Officer and Director (thru Sept 2010)
Randall J. Becker	54	Chief Operating Officer and President (Jan 2010-Current)
R. Brent Beeler	57	Chief Operating Officer and President (thru Dec 2009)
James M. Kratochvil	54	Chief Financial Officer and Secretary
Anthony M. Civale (1) (2)	36	Director
Robert V. Seminara (1) (2) (3)	38	Director

(1)Member of the Compensation Committee.
(2)Member of the Audit Committee.
(3)Member of the Executive Committee.

Jonathan D. Rich assumed the role of Chairman and Chief Executive Officer of Berry in October 2010. Prior to becoming CEO of Berry, Dr. Rich served as President and Chief Executive Officer of Momentive Performance Materials, Inc. Prior to Momentive, Dr. Rich held executive positions at Goodyear Tire and Rubber including President of Goodyear North American Tire and President of Goodyear Chemical. Dr. Rich began his career at General Electric in 1982 where he was employed for nearly 20 years in a variety of R&D, operational and executive roles.

Ira G. Boots announced his retirement as Chairman of the Board and Chief Executive Officer in September 2010, effective October 2010.  Prior to his retirement, Mr. Boots served as Chairman of the Board and Chief Executive Officer since June 2001 of Berry and has served in a variety of operational and executive roles over his 32 years of service with Berry.

Randall J. Becker was named President and Chief Operating Officer of Berry in December 2009.  Mr. Becker formerly served as Executive Vice President of Operations—Rigid Open Top segment of Berry and has served in a variety of operational and executive roles over his 21 years of service with Berry.

R. Brent Beeler announced his retirement as President and Chief Operating Officer in December 2009.  Prior to his retirement, Mr. Beeler served as President and Chief Operating Officer of Berry since May 2005 and has served in a variety of operational and executive roles over his 25 years of service with Berry.

James M. Kratochvil has been Chief Financial Officer and Secretary of Berry since 1991. Mr. Kratochvil was formerly employed by our predecessor company from 1985 to 1991 as Controller.

Anthony M. Civale has been a member of our Board of Directors since 2006.  Mr. Civale joined Apollo in 1999. Prior to that time, Mr. Civale was employed by Deutsche Bank Securities, Inc. in the Financial Sponsors Group within its Corporate Finance Division. Mr. Civale also serves on the board of directors of Youth Inc., a non-profit organization. Mr. Civale graduated from Middlebury College with a BA in Political Science.

Patrick J. Dalton has been a member of our Board of Directors since 2006. Mr. Dalton joined Apollo Management in June 2004 as a partner and as a member of Apollo Investment Management’s (“AIM”) Investment Committee. Mr. Dalton is the President and Chief Operating Officer of Apollo Investment Corporation (NASDAQ: AINV).  Mr. Dalton is also the Chief Investment Officer of AIM and a member of the Investment Committees of Apollo Investment Europe, Apollo Credit Liquidity Fund and Artus/Apollo Loan Fund. Before joining Apollo, Mr. Dalton was a vice president with Goldman, Sachs & Co.’s Principal Investment Area with a focus on mezzanine investing since 2000. From 1990 to 2000, Mr. Dalton was a Vice President with the Chase Manhattan Bank where he worked most recently in the Acquisition Finance Department. Mr. Dalton graduated from Boston College with a BS in Finance and received his MBA from Columbia Business School.

Donald C. Grahamfounded the Graham Group, an industrial and investment concern, and has been a member of our Board of Directors since 2006.  The Graham Group is engaged in a broad array of businesses, including industrial process technology development, capital equipment production, and consumer and industrial products manufacturing.  Mr. Graham founded Graham Packaging Company, in which he sold a controlling interest in 1998.  The Graham Group's three legacy industrial businesses operate in more than 100 locations worldwide, with combined sales of more than $3 billion.  Mr. Graham currently serves on the board of directors of Western Industries, Inc., National Diversified Sales, Inc., Infiltrator Systems, Inc., Touchstone Wireless Repair and Logistics LP, Graham Engineering Corporation and Graham Architectural Products Corporation.

Steven C. Graham founded Graham Partners and has been a member of our Board of Directors since 2006.  Prior to founding Graham Partners in 1998, Mr. Graham oversaw the Graham Group's corporate finance division starting in 1988.  Prior to 1988, Mr. Graham was a member of the investment banking division of Goldman, Sachs & Co., and was an Acquisition Officer for the RAF Group, a private equity investment group.   Select board directorships which Mr. Graham currently holds include National Diversified Sales, Inc., B-G Western Holdings, LLC, Abrisa Industrial Glass, Inc., Infiltrator Systems, Inc., Aerostructures Acquisition, LLC, Schneller Holdings, LLC, BEMC Holdings Corporation, HB&G Building Products, Inc., and TransAxle, LLC.  Steve is also a board member of various entities affiliated with The Graham Group, and is a trustee of the Graham Family Trusts.  He also serves as an Advisory Board member of certain unaffiliated private equity funds managed by other general partners.  Steve earned his B.A. with a double major in Philosophy and English from Williams College in 1982 and his M.B.A. from Dartmouth College’s Amos Tuck School of Business in 1986.

Joshua J. Harris has been a member of our Board of Directors since 2006.  Mr. Harris is a Senior Managing Director of Apollo Global Management, LLC and Managing Partner of Apollo Management, L.P. which he co-founded in 1990. Prior to 1990, Mr. Harris was a member of the Mergers and Acquisitions Group of Drexel Burnham Lambert Incorporated. Mr. Harris also currently serves on the boards of directors of the general partner of AP Alternative Assets, Apollo Global Management, LLC, LyondellBasell Industries, CEVA Group plc and Momentive Performance Materials. Mr. Harris has previously served on the boards of directors of Verso Paper, Metals USA, Nalco, Allied Waste Industries, Pacer International, General Nutrition Centers, Furniture Brands International, Compass Minerals Group, Alliance Imaging, NRT Inc., Covalence Specialty Materials, United Agri Products, Quality Distribution, Whitmire Distribution, and Noranda Aluminum.

Robert V. Seminara has been a member of our Board of Directors since 2006.  Mr. Seminara joined Apollo Management in 2003. Prior to that time, Mr. Seminara was a member of the Private Equity Group at Evercore Partners from 1996 to 2003. Prior to his tenure at Evercore, Mr. Seminara was employed by Lazard Frères & Co. in the firm’s Media & Communications Group. Mr. Seminara also serves on the boards of directors of Momentive Specialty Chemicals Inc. and Skylink Aviation. Mr. Seminara graduated summa cum laude with a BS in Economics from the University of Pennsylvania’s Wharton School of Business.

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

We have a Code of Business Ethics that applies to all employees, including our Chief Executive Officer and senior financial officers.  These standards are designed to deter wrongdoing and to promote the highest ethical, moral and legal conduct of all employees. Our Code of Business Ethics can be obtained, free of charge, at our Corporate Headquarters in our Human Resources department.

Item 11.  EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The Company has a Compensation Committee comprised of Messrs. Seminara, Civale, and Donald Graham.  The annual salary and bonus paid to vice presidents and above, (collectively, the “Senior Management Group”) for fiscal 2010 were determined by the Compensation Committee in accordance with their respective employment agreements.  The Compensation Committee makes all final compensation decisions for our executive officers.   Below are the principles outlining our executive compensation principles and practices.

Compensation Philosophy and Analysis

Our goal as an employer is to ensure that our pay practices are equitable with regard to market wages, facilitate appropriate retention, and to reward exceptional performance.  The Human Resource Department obtains regional and national compensation survey data.  In the past we have conducted studies with Mercer, Clark Consulting, The Conference Board and Salary.com to better understand compensation programs of other manufacturing companies similar in size.  Our studies have reviewed base salary, bonus, and a time based option value for one year, and based on such studies, we believe our programs are generally below market.

The Company believes that executive compensation should be designed to align closely the interests of the Company, the executive officers, the Company and its stockholders and attract, motivate reward and retain superior management talent.  Berry utilizes the following guidelines pertaining to executive compensation:

•	pay compensation that is competitive with the practices of other manufacturing businesses that are similar in size.

•	wage enhancements aligned with the performance of the Company.

•	pay for performance by:

•	setting performance goals determined by our CEO and the Board of Directors for our officers and providing a short-term incentive through a bonus plan that is based upon achievement of these goals; and

•
providing long-term incentives in the form of stock options, in order to retain those individuals with the leadership abilities necessary for increasing long-term shareholder value while aligning with the interests of our investors and shareholders.

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

Role of Executive Officers

Our CEO, COO, CFO and our Executive Vice President of Human Resources annually review the performance of each of our executive officers.  Together they review annual goals and the performance of each individual executive officer.  This information, along with the performance of Berry and market data determines the wage adjustment recommendation presented to the Compensation Committee.   All other compensation decisions with respect to officers of the Company are made by the CEO pursuant to policies established in consultation with the Compensation Committee and recommendations from the Human Resource Department.

The Compensation Committee evaluates the performance of the CEO and determines the CEO’s compensation in light of the goals and objectives of the compensation program. On at least an annual basis, the Compensation Committee expects to review the performance of the CEO as compared with the achievement of the Company’s goals and any individual goals. The CEO together with the Human Resource Department will assess the performance and compensation of the other named executives annually. The Human Resource Department, together with the CEO, will review annually the performance of each member of the Senior Management Group as compared with the achievement of the Company or operating division goals, as the case may be, together with each executive’s individual goals. The Compensation Committee can exercise its discretion in modifying any recommended adjustments or awards to the executives. Both performance and compensation are evaluated to ensure that the Company is able to attract and retain high quality executives in vital positions and that their compensation, taken as a whole, is competitive and appropriate compared to that of similarly situated executives in other corporations within the industry.

Executive Compensation Program

The compensation for our executive officers can be classified into the following three categories:  (1) base salary, (2) annual bonus, and (3) long-term equity awards in the form of Berry stock options.  Berry has selected these elements because each is considered useful and/or necessary to meet one or more of the principal objectives of the business.  Base salary and bonus targets are set with the goal of motivating employees and adequately compensating and rewarding them on a day-to-day basis for the time spent and the services they perform.  Our equity programs are geared toward providing an incentive and reward for the achievement of long-term business objectives, retaining key talent and more closely aligning the interests of management with our shareholders.

The compensation program is reviewed on an annual basis.  In setting individual compensation levels for a particular executive, the total compensation package is considered along with the executive’s past and expected future contributions to our business.

Base Salary

Our executive officers’ base salaries depend on their position within the Company and its subsidiaries, the scope of their responsibilities, the period during which they have been performing those responsibilities and their overall performance. Base salaries are reviewed annually, and will be adjusted from time to time to realign salaries with market levels after taking into account individual responsibilities, performance and experience.

Annual Bonus

Berry has a long history of sharing profits with employees. This philosophy is imbedded in the corporate culture and is one of many practices that have enabled the Company to continually focus on improvement and be successful. Below is the calculation, funding and annual payment practice for the executive program which is subject to approval every year by the Board of Directors.  It is our goal to exceed our commitments year after year. Our executive officers participate in our Executive Profit Sharing Bonus Program.  Depending on our overall business performance specifically related to EBITDA and the Company’s growth and each executive’s individual performance, he or she would be eligible to receive a bonus ranging from zero to 108% of his or her base salary.  These target ranges are the same for all the executives in positions of Vice President and above and are subject to change at the discretion of the Compensation Committee.  The performance period is measured from January 1 through December 31 of each respective year, and does not coincide with our externally reported fiscal year-end.  Performance objectives are generally set on an annualized basis.

1. Calculation:
75% - based on achieving 100% of annual EBITDA target
25% - based on growing the equity value of the Company

2.Funding:
By meeting both targets, executives qualify to earn 68.5% of their annualized salary in a bonus payment.  This bonus payment may vary depending on the performance of the Company.

3.	Payment:
Upon Board approval, bonuses are generally paid on an annual basis at a date determined by the Compensation Committee.

The Compensation Committee is currently determining the performance metrics to apply to our 2011 bonus plan year, and we expect that our executive officers will continue to be subject to the same or similar financial performance metrics as other salaried employees of the Company.

Stock Options

In 2006, we adopted the Equity Incentive Plan, which we refer to as the 2006 Equity Incentive Plan.  The 2006 Equity Incentive Plan permits us to grant stock options, rights to purchase shares, restricted stock, restricted stock units, and other-stock based rights to employees or directors of, or consultants to, us, or any of our subsidiaries. The 2006 Equity Incentive Plan is administered by our Board of Directors or, if determined by such board, by the Compensation Committee. Approximately one million shares of our common stock have been reserved for issuance under the Equity Incentive Plan.

As discussed below, we have awarded stock options to members of our management.  However, the Compensation Committee has not established any formal program, plan or practice for the issuance of equity awards to employees.  We do not have any program, plan or practice in place for selecting grant dates for awards under the 2006 Equity Incentive Plan in coordination with the release of material non-public information. Under the 2006 Equity Incentive Plan, the exercise price for the option awards is the fair market value of the stock of Berry on the date of grant. The fair market value is determined by the Board of Directors by applying industry appropriate multiples to our current

EBITDA, and this valuation takes into account a level of net debt that excludes cash required for working capital purposes.  The Compensation Committee is not prohibited from granting awards at times when it is in possession of material non-public information. However, no inside information was taken into account in determining the number of options previously awarded or the exercise price for those awards, and we did not “time” the release of any material non-public information to affect the value of those awards.

The Compensation Committee believes that the granting of awards under the 2006 Equity Incentive Plan promotes, on a short-term and long-term basis, an enhanced personal interest and alignment of interests of those executives receiving equity awards with the goals and strategies of the Company. The Compensation Committee also believes that the equity grants provide not only financial rewards to such executives for achieving Company goals but also provide additional incentives for executives to remain with the Company.

From time to time, we grant management participants stock options that are subject to the terms of the 2006 Equity Incentive Plan.  In connection with the grants, we enter into stock option award agreements with the management participants.

Generally, the options granted under the 2006 Equity Incentive Plan become vested and exercisable over a five year period.  Time-based options vest in 20% increments on each of the first five anniversaries of the grant date and performance based option grants vest upon achievement of certain EBITDA targets are met. In each case, the vesting of options is generally subject to the grantee’s continued employment at the Company or at one of its subsidiaries as of the applicable vesting date.

The anti-dilution provisions of the stock option plans require payment to holders of outstanding stock options of special dividends and a pro-rata share of transaction fees that may be paid to Apollo and Graham Partners (“Graham”) in connection with future transactions, re-financings, etc

The maximum term of these options is ten years. Subject to certain exceptions set forth in the applicable stock option award agreement, unvested options will automatically expire 90 days after the date of a grantee’s termination of employment, or one year in the case of termination due to death or disability. In the case of a termination of employment due to death or disability, an additional twenty percent of an individual’s options will vest.  Twenty percent of outstanding options may become vested earlier upon  a “change in control” of Berry, and forty percent of outstanding options may become vested earlier if such change in control results in the achievement of a targeted internal rate of return.

Shares of Company common stock acquired under the 2006 Equity Incentive Plan are subject to restrictions on transfer, repurchase rights, and other limitations as set forth in the Company’s stockholder’s agreement.

Compensation Programs and Risk Mangement

We have deteremined that any risks arising from our compensation programs and policies are not reasonably likely to have a material adverse effect on the Company.  Our compensation programs and policies mitigate risk by combining perforamnce-based, long-term compensation elements with payouts that are highly correlated to the value delivered.  The combination of performance measures for annual bonuses and the equity compensation programs, share ownership and the multiyear vesting schedules for equity awards encourage employees to maintain both a short and a long-term view with respect to Company performance.

Post-Employment Compensation.

We provide post-employment compensation to our employees, including our named executive officers, as a continuance of the post-retirement programs sponsored by prior owners. The Compensation Committee believes that offering such compensation allows us to attract and retain qualified employees and executives in a highly competitive marketplace and rewards our employees and executives for their contribution to the Company during their employment. A principal component of our post-employment executive officer compensation program is a qualified defined contribution 401(k) plan and a retirement health plan.  Our executive officers are eligible to participate in our company-wide 401(k) qualified plan for employees.  The Company awards a $200 lump sum contribution annually for participating in the plan and matches dollar for dollar the first $300 dollars contributed by participants, and a 10% match thereafter.  Participants who contribute at least $1,000 will also receive an additional $150 lump sum deposit at the end of the year.  Company matching contributions are 100% vested immediately.  We also offer our employees a retirement health plan.

Perquisites and Other Personal Benefits.

We provide our executive officers with leased company vehicles including maintenance and operational cost.  The Compensation Committee periodically reviews the perquisites provided to our executive officers to ensure that they are reasonable, competitive and consistent with the overall compensation program.

Messrs. Seminara and Civale are partners in Apollo Management.  Donald Graham is the founder of the Graham Group.  See the section of this Form 10-K titled “Certain Relationships and Related Transactions” for a description of transactions between us and various affiliates of Apollo and Graham.

The following table sets forth a summary of the compensation paid by us to our Chief Executive Officer, Chief Financial Officer and three other most highly compensated executive officers (collectively, the “Named Executive Officers”) for services rendered in all capacities to us during fiscal 2010, 2009 and 2008.

Summary Compensation Table
(in thousands of dollars)
Name and Principal Position	Fiscal Year	Salary	Option Awards ($)	Bonus	All Other Compensation	Total ($)
Jonathan D. Rich Chairman and Chief Executive Officer	2010 2009 2008	$— — —	$— — —	$— — —	$ — — —	$— — —
Ira G. Boots Former - Chairman and Chief Executive Officer	2010 2009 2008	$899,705 889,047 893,930	$— — —	$592,854 172,464 599,732	$ — — —	$1,492,559 1,061,511 1,493,662
James M. Kratochvil Chief Financial Officer and Secretary	2010 2009 2008	$458,539 470,525 475,020	$— — —	$313,864 91,352 318,631	$ — — —	$772,403 561,877 793,651
Randall J. Becker President and Chief Operating Officer	2010 2009 2008	$426,785 210,893 158,749	$— — —	$143,331 41,772 153,200	$ — — —	$570,116 252,665 311,949
R. Brent Beeler Former - President and Chief Operating Officer	2010 2009 2008	$205,783 663,320 669,887	$— — —	$453,359 131,908 468,756	$ — — —	$659,142 795,228 1,138,643
Thomas E. Salmon President – Tapes, Bags & Coatings Division	2010 2009 2008	$386,814 391,287 385,889	$— — —	$261,553 76,143 262,799	$ — — —	$648,367 467,430 648,688
G. Adam Unfried President – Rigid Open Top Division	2010 2009 2008	$314,645 300,306 283,057	$— — —	$204,705 55,865 201,634	$ — — —	$519,350 356,171 484,691

Employment and Consulting Agreements

Messrs. Becker, Kratochvil, Unfried and Salmon have employment agreements with Berry that expire in December 2011 (each of the agreements with Messrs. Kratochvil, Becker, Salmon and Unfried, as amended, an “Employment Agreement” and, collectively, the “Employment Agreements”).  The Employment Agreements provide for base salary as disclosed in the “Summary Compensation Table” above.  Salaries are subject in each case to annual adjustment at the discretion of the Compensation Committee of the Board of Directors.  The Employment Agreements entitle each executive to participate in all other incentive compensation plans established for executive officers of Berry.  Berry may terminate the Employment Agreements for “cause” or due to a “disability” (as such terms are defined in the Employment Agreements). Specifically, if any of Messrs. Salmon or Unfried are terminated by Berry without ‘‘cause’’ or resigns for ‘‘good reason’’ (as such terms are defined in the Employment Agreements), the executive is entitled to: (1) base salary until one year after termination and (2) a pro rata portion of his annual bonus. If Messrs Kratochvil or Becker are terminated by Berry without ‘‘cause’’ or resigns for ‘‘good reason’’ (as such terms are defined in his employment agreement), he is entitled to: (1) 1/12 of one year’s base salary for each year of employment up to 30 years with Berry or a predecessor in interest and (2) the pro rata portion of his annual bonus for the year in which the date of termination occurs.  Each Employment Agreement also includes customary noncompetition, nondisclosure and nonsolicitation provisions.

Letter Agreement with Mr. Beeler.  In December 2009, the Company and Mr. Beeler entered into a letter agreement regarding Mr. Beeler’s retirement as an employee of the Company in December 2009, his subsequent engagement as a consultant to the Company and other related matters.  Following his retirement, Mr. Beeler will continued to use a Company leased vehicle until the end of the current lease term, is providing consulting services over a two-year period that began in January 2010 and is being paid eight quarterly payments of $37,500 for his services. In addition, Mr. Beeler’s vested options to purchase common stock of Berry Group will terminate 90 day following the end of the consulting agreement and Mr. Beeler forfeited all of his unvested options to purchase Berry common stock. Additionally, Mr. Beeler continues to be subject to a business non-compete and employee non-solicitation provisions until December 2011.

Letter Agreement with Mr. Boots.  In October 2010, the Company and Mr. Boots entered into a letter agreement regarding Mr. Boots’ retirement as an employee of the Company in December 2010, his subsequent engagement as a consultant and other related matters.  Following his retirement, Mr. Boots will be eligible to earn the full amount of his 2010 bonus, if any, and may continue to use a Company leased vehicle until August 2013.  Additionally, Mr. Boots will be entitled to post-retirement medical insurance coverage under the Company’s Health and Welfare Plan for Early Retirees, will provide consulting services to the Company over a five-year period beginning in January 2011 and will be paid 20 quarterly payments of $112,500 for his services. In addition, Mr. Boots’ vested options to purchase common stock of Berry Group generally will terminate in equal installments over a five-year period beginning in March 2011, and Mr. Boots will forfeit all of his unvested options to purchase Berry common stock.  Additionally, Mr. Boots will continue to be subject to a business non-compete and employee non-solicitation provisions until December 2015.

Letter Agreement with Dr. Rich. In October 2010, the Company and Jonathan Rich entered into an employment agreement providing that Dr. Rich would become the Company’s new Chief Executive Officer and Chairman.  The terms of Dr. Rich’s employment agreement include: (i) an annual base salary of $850,000, (ii) an annual target incentive of 68.5% of base salary, (iii) reimbursement for financial planning and tax preparation fees and (iv) a one-time grant of stock options to purchase 100,000 shares of Berry common. In addition, Dr. Rich agreed to purchase 33,333 shares of Berry common stock. Under the terms of the employment agreement, in the event Dr. Rich’s employment is terminated without ‘‘cause’’ or resigns for ‘‘good reason’’ (as such terms are defined in his employment agreement), Dr. Rich will be entitled, subject to his execution of a release of claims, to receive (i) an amount equal to Dr. Rich’s annual base salary for 18 months, payable in monthly installments, (ii) a prorated bonus based on actual performance for the year in which termination occurs and (iii) an amount equal to the monthly amount of the COBRA continuation coverage premium under the Company’s group medical plans. The employment agreement also contains confidentiality, non-solicitation and non-compete provisions.

Under the terms of the form of option agreement pursuant to which the Company granted Dr. Rich the options described in the immediately preceding paragraph, time-vested stock options will vest in equal annual installments over a five-year period. In the event of Dr. Rich’s termination without Cause or for Good Reason (each as defined in his employment agreement) (collectively, a “Qualifying Termination”), fifty-percent (50%) or one-hundred percent (100%) of the next tranche of time-vested stock options may vest, depending on when the Qualifying Termination takes place. Additionally, in the event that applicable performance targets are met in connection with a change in control of the Company, fifty-percent (50%) or one-hundred percent (100%) of each installment of the time-vested stock options will vest, depending on the performance targets achieved, upon the earlier of 12 months of continued employment after such change in control or a Qualifying Termination during this 12-month period. Performance-based stock options will vest to the extent the applicable performance targets are met.

Grants of Plan-Based Awards for the 2010 Fiscal Year

The table below sets forth the grants to our Named Executive Officers in 2010 from the Equity Incentive Plan.

Name	Grant Date	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/sh)	Grant Date Fair Value of Stock and Option Awards
Randall J. Becker (1)	1/01/10	2,607	$75.67	$61,942
Randall J. Becker (2)	1/01/10	2,607	$75.67	$61,942

 (1)Represents options which (i) have an exercise price fixed at $75.67  per share, which was the fair market value of a share of Group Common Stock on the date of grant, and (ii) vest and become exercisable over a five year period, beginning in fiscal 2010 based on continued service with the Company.

(2)Represents options which (i) have an exercise price fixed at $75.67 per share, which was the fair market value of a share of Group Common Stock on the date of grant, and (ii) vest and become exercisable based on the achievement of certain financial targets.

Outstanding Equity Awards at Fiscal Year-End Table

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price	Option Expiration Date
Ira G. Boots	30,960	—	$100.00	9/20/16
James M. Kratochvil	16,899	3,963	$100.00	9/20/16
Randall J. Becker	8,448	1,566	$100.00	6/04/17
Randall J. Becker	—	5,214	$75.67	1/01/20
R. Brent Beeler	14,397	—	$100.00	9/20/16
G. Adam Unfried	11,082	2,598	$100.00	9/20/16
Thomas E. Salmon	1,231	1,505	$100.00	6/04/17
Thomas E. Salmon	2,257	5,267	$112.83	1/01/18

Option Exercises for the 2010 Fiscal Year

No options were exercised by our named executive officers in fiscal 2010.

Potential Payments Upon Termination or Change-in-Control

As discussed above, Messrs. Becker, Kratochvil, Unfried and Salmon are party to Employment Agreements with Berry.  Under the Employment Agreements, specifically, if either of Messrs. Salmon or Unfried are terminated by Berry without ‘‘cause’’ or resigned for ‘‘good reason’’ (as such terms are defined in the Employment Agreements), he would be entitled to: (1) base salary for one year after termination and (2) a pro rata portion of his annual bonus for the year in which the date of termination occurs. If either of Messrs. Kratochvil or Becker are terminated by Berry without ‘‘cause’’ or if either of them resigned for ‘‘good reason’’ (as such terms are defined in the Employment Agreements), he would be entitled to: (1) the greater of (a) base salary until the later of one year after termination or (b) 1/12 of one year’s base salary for each year of employment up to 30 years with Berry or a predecessor in interest and (2) the pro rata portion of his annual bonus for the year in which the date of termination occurs.

Mr. Boots remains party to his existing employment agreement, originally entered into on June 27, 2006, as amended, but in accordance with the terms of the letter agreement Berry entered into with him in October 2010 (as described in the “Employment and Consulting Agreements - Letter Agreement with Mr. Boots” section above), Mr. Boots will retire effective as of December 31, 2010 and provide consulting services to Berry thereafter in accordance with the terms of such letter agreement.  In the event that Mr. Boots is terminated without “cause” or if he resigns for “good reason” prior to such retirement, he would be entitled to: (1) the greater of (a) base salary until the later of one year after termination or (b) 1/12 of one year’s base salary for each year of employment up to 30 years with Berry or a predecessor in interest and (2) the pro rata portion of his annual bonus for the year in which the date of termination occurs pursuant to the terms of his existing employment agreement.

Mr. Beeler has entered into a consulting agreement with Berry that expires on December 31, 2011 (such period of time, the “Consulting Term”).  Berry may terminate the consulting agreement at any time and for any or no reason.  If the consulting agreement is terminated by Berry prior to the end of the Consulting Term, Mr. Beeler will continue to receive any payments that is owed to him pursuant to the terms of the consulting agreement through October 1, 2011.

Under the Company’s form of option award agreement, (1) if the executive is terminated other than for “Cause”, death, “Disability” or Redundancy (each as defined under the Berry Group 2006 Equity Incentive Plan, the “2006 Plan”)), (a)(i) an additional 5% of the time-based options held by the executive at the time of his termination of employment will vest for each full 3 month period that has elapsed from the last vesting date through the executive’s date of termination and (ii) all performance-based options will be forfeited, (2) if the executive is terminated due to death, Disability or by reason of Redundancy, then (a)(i) an additional 20% of the time-based options will vest plus an additional 5% for each full three month period that has elapsed from the last vesting date through the executive’s date of termination and (ii) 20% of the performance-based options will vest and (3) upon a Change in Control, then an additional 20% (or 40% if such Change in Control constitutes an IRR Event (each as defined under the 2006 Plan)) of each of the time-based and performance-based options will vest.  Assuming that each of our named executive officers had been terminated without “cause” or for “good reason” on October 2, 2010, the exercise price of any options held by such executive would have exceeded the value of the options on the date of such executive’s termination of employment.

If on October 2, 2010, each of our named executive officers, who were employed with us as of such date, had been terminated without “cause” or for “good reason”, Messrs. Boots, Beeler, Kratochvil, Becker, Salmon and Unfried would have received cash severance amounts of approximately $2,327,000, $150,000, $996,000, $917,000, $421,000 and $343,000, respectively.

Compensation for Directors

Non-employee directors receive $12,500 per quarter plus $2,000 for each meeting they attend and are reimbursed for out-of-pocket expenses incurred in connection with their duties as directors.  For fiscal 2010, we paid non-employee directors’ fees on a combined basis as shown in the following table.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)	Total ($)
Anthony M. Civale	$55,500	$—	$55,500
Patrick J. Dalton	51,500	—	51,500
Donald C. Graham	51,500	—	51,500
Steven C. Graham	62,000	—	62,000
Joshua J. Harris	49,500	—	49,500
Robert V. Seminara	63,500	—	63,500

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Stock Ownership

We are a wholly-owned subsidiary of Berry Group.  The following table sets forth certain information regarding the beneficial ownership of the common stock, of Berry Group with respect to each person that is a beneficial owner of more than 5% of its outstanding common stock and beneficial ownership of its common stock by each director and each executive officer named in the Summary Compensation Table and all directors and executive officers as a group at the end of fiscal 2010.

Name and Address of Owner(1)	Number of Shares of Common Stock(1)	Percent of Class
Apollo Investment Fund VI, L.P. (2)	1,918,661	25.9%
Apollo Investment Fund V, L.P. (3)	1,902,558	25.6%
AP Berry Holdings, L. P (4)	1,641,269	22.1%
Graham Berry Holdings, LP (5)	500,000	6.7%
Ira G. Boots (6)	126,476	1.7%
James M. Kratochvil (6)	85,520	1.2%
R. Brent Beeler (6)	68,805	*
Randall J. Becker (6)	34,656	*
G. Adam Unfried (6)	23,746	*
Thomas E. Salmon (6)	7,165	*
Anthony M. Civale (7),(8)	3,531	*
Patrick J. Dalton (7),(8)	2,000	*
Donald C. Graham (7),(9)	2,000	*
Steven C. Graham (7),(9)	2,000	*
Joshua J. Harris (7),(8)	3,531	*
Robert V. Seminara (7),(8)	3,531	*

All directors and executive officers as a group (12 persons)	362,870	4.9%
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

(6)   The address of Messrs. Boots, Beeler, Becker, Kratochvil, Unfried, and Salmon is c/o Berry, 101 Oakley Street,  Evansville, Indiana 47710.  Total includes underlying options that are vested or scheduled to vest within 60 days of December 13, 2010.

(7)   Total represents underlying options that are vested or scheduled to vest within 60 days of December 13, 2010 for each of Messrs. Civale, Dalton, Donald Graham, Steven Graham, Harris and Seminara.

(8)   The address of Messrs. Civale, Harris, Seminara and Dalton is c/o Apollo Management, L.P., 9 West 57th Street, New York, New York 10019.

(9)   The address of Messrs. Steven Graham and Donald Graham is c/o Graham Partners, Inc.. is 3811 West Chester Pike, Building 2, Suite 200 Newtown Square, Pennsylvania 19073.

Equity Compensation Plan Information

The following table provides information as of the end of fiscal 2010 regarding shares of common stock of Berry Group that may be issued under our existing equity compensation plan.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted Average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities referenced in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	—		—	—

Equity compensation plans not approved by security holders (1)	866,521	(2)	95.27	140,731
Total	866,521		95.27	140,731

(1)Consists of the 2006 Equity Incentive Plan which our Board adopted in September 2006.
(2)Does not include shares of Berry Group Common Stock already purchased as such shares are already reflected in the Company’s outstanding shares.

2006 Equity Incentive Plan

In 2006, we adopted an the 2006 Equity Incentive Plan.  The purpose of the 2006 Equity Incentive Plan is to further our growth and success, to enable our directors, executive officers and employees to acquire shares of our common stock, thereby increasing their personal interest in our growth and success, and to provide a means of rewarding outstanding performance by such persons.  Options granted under the 2006 Equity Incentive Plan may not be assigned or transferred, except to us or by will or the laws of descent or distribution.  The 2006 Equity Incentive Plan terminates ten years after adoption and no options may be granted under the plan thereafter.  The 2006 Equity Incentive Plan allows for the issuance of non-qualified options, options intended to qualify as “incentive stock options” within the meaning of the Internal Revenue Code of 1986, as amended, and stock appreciation rights.

The employees participating in the 2006 Equity Incentive Plan receive options and stock appreciation rights under the 2006 Equity Incentive Plan pursuant to individual option and stock appreciation rights agreements, the terms and conditions of which are substantially identical.  Each option agreement provides for the issuance of options to purchase common stock of Berry Group.

At the end of the 2010 fiscal year, there were outstanding options to purchase 862,187 shares of Berry Group’s common stock and stock appreciation rights with respect to 4,334 shares of Berry Group’s common stock.

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

In connection with the Merger with Covalence Specialty Materials Holding Corp. (“Covalence”), Apollo and Graham Partners (“Graham”) and certain of our employees who invested in Berry Group entered into a stockholders agreement.  The stockholders agreement provides for, among other things, a restriction on the transferability of each such person’s equity ownership in us, tag-along rights, drag-along rights, piggyback registration rights and repurchase rights by us in certain circumstances.

The Company is charged a management fee by Apollo Management VI, L.P., an affiliate of its principal stockholder and Graham, for the provision of management consulting and advisory services provided throughout the year.  The management fee is the greater of $3 million or 1.25% of adjusted EBITDA.  In addition, Apollo and Graham have the right to terminate the agreement at any time, in which case Apollo and Graham will receive additional consideration equal to the present value of $21 million less the aggregate amount of annual management fees previously paid to Apollo and Graham, and the employee stockholders will receive a pro rata payment based on such amount.

The Company paid $6 million to entities affiliated with Apollo and $1 million to entities affiliated with Graham collectively for fiscal 2010.

In connection with the reorganization of Pliant, Berry management and the sponsors received a structuring fee of $7 million, and our Sponsors also received approximately 17.5 cents per dollar of principal amount with respect to the interests they held in Pliant’s existing second lien notes, or approximately $22 million in cash in the aggregate, such 17.5 cents upon Pliant’s exit from bankruptcy being equal to the amount received by all other holders of Pliant’s existing second lien notes upon Pliant’s exit from bankruptcy.

Certain of our management, stockholders and related parties and its affiliates have independently acquired and hold financial debt instruments of the Company.  During fiscal 2010, interest expense includes $8 million related to this debt.

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The following presents fees for professional audit services rendered by Ernst & Young LLP for the audit of the Company’s annual consolidated financial statements for fiscal 2010 and 2009, and fees for other services rendered by Ernst & Young LLP for fiscal 2010 and 2009.
		2010	2009
Audit fees	(1)	$3	$1
Audit-related fees	(2)	—	—
Tax fees	(3)	1	1
All other fees		—	—
		$4	$2

(1)
Audit Fees.  This category includes fees and expenses billed by E&Y for the audits of the Company’s financial statements and for the reviews of the financial statements included in the Company’s Quarterly Reports on Form 10-Q. This category also includes services associated with SEC registration statements, periodic reports, and other documents issued in connection with securities offerings.

(2)
Audit Related Fees. This category includes fees and expenses billed by E&Y for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements. This category includes fees for due diligence, other audit-related accounting and SEC reporting services and certain agreed upon services.

(3)	Tax Fees. This category includes fees and expenses billed by E&Y for domestic and international tax compliance and planning services and tax advice.
(4)	All Other Fees. There were no other fees billed by E&Y.

The Audit Committee has established its pre-approval policies and procedures, pursuant to which the Audit Committee approved the foregoing audit and permissible non-audit services provided by our principal accounting firms in fiscal 2010 and 2009.  Consistent with the Audit Committee’s responsibility for engaging our independent auditors, all audit and permitted non-audit services require pre-approval by the Audit Committee.  All requests or applications for services to be provided by the independent auditor that do not require specific approval by the Audit Committee will be submitted to the Chief Financial Officer and must include a detailed description of the services to be rendered.  The Chief Financial Officer will determine whether such services are included within the services that have received pre-approval of the Audit Committee.  The Audit Committee will be informed on a timely basis of any such services rendered by the independent auditor.  Request or applications to provide services that require specific approval by the Audit Committee will be submitted to the Audit Committee by both the independent auditor and the Chief Financial Officer.  The Chief Financial Officer and management will immediately report to the Audit Committee any breach of this policy that comes to the attention of the Chief Financial Officer or any member of management.  Pursuant to these procedures the Audit Committee approved the audit and permissible non-audit services provided by the principal accounting firms in fiscal 2010 and 2009.

PART IV

Item 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.Financial Statements

The financial statements listed under Item 8 are filed as part of this report.

2.Financial Statement Schedules

Schedules have been omitted because they are either not applicable or the required information has been disclosed in the financial statements or notes thereto.

3.Exhibits

The exhibits listed on the accompanying Exhibit Index are filed as part of this report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Berry Plastics Corporation

We have audited the accompanying consolidated balance sheets of Berry Plastics Corporation (a wholly owned subsidiary of Berry Plastics Group, Inc.) as of October 2, 2010 and September 26, 2009, and the related consolidated statements of operations, changes in stockholders' equity and comprehensive income (loss), and cash flows for each of the three years in the period ended October 2, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Berry Plastics Corporation at October 2, 2010 and September 26, 2009 and the consolidated results of its operations and its cash flows for the three years in the period ended October 2, 2010, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the financial statements on September 27, 2009, Berry Plastics Corporation adopted a new accounting pronouncement for Business Combinations.

/s/ Ernst and Young LLP

Indianapolis, Indiana
December 17, 2010

Berry Plastics Corporation
                                                                                                                                                                    Consolidated Balance Sheets
(In Millions of Dollars)

	October 2, 2010	September 26, 2009
Assets
Current assets:
Cash and cash equivalents	$148	$10
Accounts receivable (less allowance for doubtful accounts of $13 and $9 at fiscal year end 2010 and 2009, respectively)	485	333
Inventories:
Finished goods	316	220
Raw materials and supplies	267	154
	583	374
Deferred income taxes	53	44
Prepaid expenses and other current assets	46	31
Total current assets	1,315	792

Property, plant and equipment:
Land, buildings and improvements	261	212
Equipment and construction in progress	1,546	1,126
	1,807	1,338
Less accumulated depreciation	661	463
	1,146	875

Goodwill, intangible assets and deferred costs	2,872	2,539
Other assets	297	195
	3,169	2,734
Total assets	$5,630	$4,401

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$362	$230
Accrued expenses and other current liabilities	270	193
Current portion of long-term debt	29	17
Total current liabilities	661	440

Long-term debt, less current portion	4,345	3,342
Deferred income taxes	223	195
Other long-term liabilities	144	102
Total liabilities	5,373	4,079

Commitments and contingencies
Stockholders' equity:
Parent company investment, net	627	629
Accumulated deficit	(347)	(279)
Accumulated other comprehensive loss	(23)	(28)
Total stockholders’ equity	257	322
Total liabilities and stockholders' equity	$5,630	$4,401

 See notes to consolidated financial statements.

Berry Plastics Corporation
Consolidated Statements of Operations
(In Millions of Dollars)

	Fiscal years ended
	October 2, 2010	September 26, 2009	September 27, 2008
Net sales	$4,257	$3,187	$3,513
Costs and expenses:
Cost of goods sold	3,667	2,641	3,019
Selling, general and administrative	379	325	340
Restructuring and impairment charges	41	11	10
Acquisition transaction costs	22	—	—
Other operating expenses	24	24	33
Operating income	124	186	111

Other income	(19)	(31)	—
Interest expense	308	263	262
Interest income	(76)	(18)	(1)
Net loss from continuing operations before income taxes	(89)	(28)	(150)
Income tax benefit	(21)	(6)	(49)
Net loss from continuing operations	(68)	(22)	(101)
Discontinued operations, net of tax	—	4	—
Net loss	$(68)	$(26)	$(101)

See notes to consolidated financial statements.

Berry Plastics Corporation
Consolidated Statements of Changes in Stockholders'
Equity and Comprehensive Income (Loss)
(In Millions of Dollars)

	Parent Company Investment, net	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total	Comprehensive Income (Loss)
Balance at September 29, 2007	$598	$(152)	$4	$450
Stock compensation expense	20	—	—	20
Net transfers to parent	(1)	—	—	(1)
Net loss	—	(101)	—	(101)	(101)
Currency translation	—	—	(5)	(5)	(5)
Interest rate hedges, net of tax	—	—	(5)	(5)	(5)
Defined benefit pension and retiree health benefit plans, net of tax	—	—	(6)	(6)	(6)
Balance at September 27, 2008	617	(253)	(12)	352	(117)

Stock compensation expense	12	—	—	12
Interest rate hedge amortization	—	—	8	8
Net loss	—	(26)	—	(26)	(26)
Currency translation	—	—	(16)	(16)	(16)
Interest rate hedges, net of tax	—	—	(4)	(4)	(4)
Defined benefit pension and retiree health benefit plans, net of tax	—	—	(4)	(4)	(4)
Balance at September 26, 2009	$629	$(279)	$(28)	$322	$(50)

Stock compensation expense	1	—	—	1
Net transfers to parent	(3)	—	—	(3)
Interest rate hedge amortization	—	—	4	4
Net loss	—	(68)	—	(68)	(68)
Currency translation	—	—	6	6	6
Defined benefit pension and retiree health benefit plans, net of tax	—	—	(5)	(5)	(5)
Balance at October 2, 2010	$627	$(347)	$(23)	$257	$(67)

See notes to consolidated financial statements.

Berry Plastics Corporation
   Consolidated Statements of Cash Flows
(In Millions of Dollars)

	Fiscal years ended
	October 2, 2010	September 26, 2009	September 27, 2008

Cash Flows from Operating Activities:
Net loss	$(68)	$(26)	$(101)
Adjustments to reconcile net cash from operating activities:
Depreciation and amortization	317	254	257
Non-cash interest expense	25	37	25
Non-cash interest income	(76)	(18)	—
Non-cash compensation	1	12	20
Write-off of deferred financing fees	1	1	—
Non-cash gain on debt repurchase	(5)	(26)	—
Deferred income taxes benefit	(24)	(8)	(53)
Impairment of fixed assets	19	8	—
Discontinued operations, net of income taxes	—	4	—
Other non-cash items	(13)	(9)	—
Changes in operating assets and liabilities:
Accounts receivable, net	(41)	85	(16)
Inventories	(118)	123	(75)
Prepaid expenses and other assets	12	17	(11)
Accounts payable and other liabilities	82	(40)	(36)
Net cash provided by operating activities	112	414	10

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(223)	(194)	(162)
Proceeds from disposal of assets	29	4	83
Investment in Berry Plastics Group debt securities	(25)	(169)	—
Acquisitions of business, net of cash acquired	(658)	(5)	(576)
Net cash used for investing activities	(877)	(364)	(655)

Cash Flows from Financing Activities:
Proceeds from long-term borrowings	1,097	4	1,388
Transfers to parent, net	(3)	—	(1)
Repayment of long-term debt	(153)	(233)	(543)
Debt financing costs	(38)	(1)	(26)
Sale of interest rate hedges	—	—	2
Net cash provided by (used for) financing activities	903	(230)	820
Effect of currency translation on cash	—	—	—
Net increase (decrease) in cash and cash equivalents	138	(180)	175
Cash and cash equivalents at beginning of period	10	190	15
Cash and cash equivalents at end of period	$148	$10	$190

See notes to consolidated financial statements.

Berry Plastics Corporation
Notes to Consolidated Financial Statements
(In millions of dollars, except as otherwise noted)

1.  Basis of Presentation and Summary of Significant Accounting Policies

Background

Berry Plastics Corporation (“Berry” or the “Company”) is one of the world’s leading manufacturer and marketers of plastic packaging products, plastic film products, specialty adhesives and coated products.  Berry’s key principal products include containers, drink cups, bottles, closures and overcaps, tubes and prescription containers, trash bags, stretch films and tapes which we sell into a diverse selection of attractive and stable end markets, including food and beverage, healthcare, personal care, quick service and family dining restaurants, custom and retail, agricultural, horticultural, institutional, industrial, construction, aerospace, and automotive.

Basis of Presentation

Berry is a wholly-owned subsidiary of Berry Plastics Group, Inc. (“Berry Group”).  Berry Group is primarily owned by affiliates of Apollo Management, L.P. (“Apollo”)and Graham Partners (“Graham”).  Periods presented in this Form 10K include fiscal periods ending October 2, 2010 (“fiscal 2010”), September 26, 2009 (“fiscal 2009”) and September 27, 2008 (“fiscal 2008”).  Berry, through its wholly-owned subsidiaries operates in four primary segments:  Rigid Open Top, Rigid Closed Top, Specialty Films, and Tapes, Bags and Coatings.  The Company’s customers are located principally throughout the United States, without significant concentration in any one region or with any one customer.  The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral.  The Company's fiscal year is based on fifty-two or fifty-three week periods.  The Company has evaluated subsequent events through the date the financial statements were issued.

The Company has recorded expense in our financial statements of $1 million, $12 million and $20 million for the fiscal years ended 2010, 2009 and 2008, respectively, related to stock compensation of Berry Group, management fees of $8 million, $6 million and $6 million for the fiscal years ended 2010, 2009 and 2008, respectively, charged by Apollo and other investors to Berry Group and recorded income taxes to push down the respective amounts that relate to the consolidated or combined operations of the Company.  See footnote 11 for further discussion of related party transactions.

Consolidation

The consolidated financial statements include the accounts of Berry and its subsidiaries, all of which are wholly owned. Intercompany accounts and transactions have been eliminated in consolidation.

Revenue Recognition

Revenue from the sales of products is recognized at the time title and risks and rewards of ownership pass to the customer (either when the products reach the free-on-board shipping point or destination depending on the contractual terms), there is persuasive evidence of an arrangement, the sales price is fixed and determinable and collection is reasonably assured.  Provisions for certain rebates, sales incentives, trade promotions, coupons, product returns and discounts to customers are accounted for as reductions in gross sales to arrive at net sales.  In accordance with the Revenue Recognition standards of the Accounting Standards Codification (“Codification” or “ASC”), the Company provides for these items as reductions of revenue at the later of the date of the sale or the date the incentive is offered.  These provisions are based on estimates derived from current program requirements and historical experience.

Shipping, handling, purchasing, receiving, inspecting, warehousing, and other costs of distribution are presented in cost of sales in the statements of operations.  The Company classifies amounts charged to its customers for shipping and handling in net sales in its statement of operations.

Vendor Rebates, Purchases of Raw Materials and Concentration of Risk

The Company receives consideration in the form of rebates from certain vendors.  The Company accrues these as a reduction of inventory cost as earned under existing programs, and reflects as a reduction of cost of goods sold at the time that the related underlying inventory is sold to customers.

The largest supplier of the Company’s total resin material requirements represented approximately 31% of purchases in fiscal 2010.  The Company uses a variety of dependable suppliers to meet its resin requirements.

Research and Development

Research and development costs are expensed when incurred.  The Company incurred research and development expenditures of $21 million, $16 million, and $14 million in fiscal 2010, 2009, and 2008, respectively.

Stock-Based Compensation

The compensation guidance of the FASB requires that the compensation cost relating to share-based payment transactions be recognized in financial statements based on alternative fair value models.  The share-based compensation cost is measured based on the fair value of the equity or liability instruments issued.  At fiscal year end 2010, the Company has one share-based compensation plan, the 2006 Equity Incentive Plan, which is more fully described in footnote 12.  In connection with the merger with Covalence, prior to the granting of the special one-time dividend discussed in footnote 12, the Company amended the terms of the plan to allow both vested and nonvested option holders to receive the dividend either immediately (in the case of vested holders) or after a two-year vesting period (in the case of nonvested holders).

In December 2008, the Executive Committee of Berry Group modified the vesting provisions related to amounts being held in escrow.  This resulted in the immediate vesting and accelerating the recognition of the remaining unrecorded stock compensation expense of $11 million in selling, general and administrative expenses recorded in the first fiscal quarter of 2009.  The Company has continued to make stock option grants under the 2006 Equity Incentive Plan subsequent to the special one-time dividend.  The Company recognized $1 million in stock compensation expense primarily related to stock option awards granted after the amendment and special one-time dividend, resulting in total stock compensation expense of $1 million for fiscal 2010.  The Company recorded $12 million and $20 million in stock compensation expense for each of the fiscal years ended 2009 and 2008, respectively.

The Company utilizes the Black-Scholes option valuation model for estimating the fair value of the stock options.  The model allows for the use of a range of assumptions.  Expected volatilities utilized in the Black-Scholes model are based on implied volatilities from traded stocks of peer companies. Similarly, the dividend yield is based on historical experience and the estimate of future dividend yields.  The risk-free interest rate is derived from the U.S. Treasury yield curve in effect at the time of grant.  The expected lives of the grants are derived from historical experience and expected behavior.  The fair value for options granted have been estimated at the date of grant using a Black-Scholes model, with the following weighted average assumptions:

	Fiscal year
	2010	2009	2008
Risk-free interest rate	2.6%	1.7-2.5%	2.7-4.2%
Dividend yield	0.0%	0.0%	0.0%
Volatility factor	.33	.36 - .37	.31 - .34
Expected option life	5 years	5 years	5 years

Foreign Currency

For the non-U.S. subsidiaries that account in a functional currency other than U.S. Dollars, assets and liabilities are translated into U.S. Dollars using period-end exchange rates.  Sales and expenses are translated at the average exchange rates in effect during the period.  Foreign currency translation gains and losses are included as a component of Accumulated other comprehensive income (loss) within stockholders’ equity.  Gains and losses resulting from foreign currency transactions, the amounts of which are not material in any period presented are included in Consolidated Statements of Operations.

Cash and Cash Equivalents

All highly liquid investments purchased with a maturity of three months or less from the time of purchase are considered to be cash equivalents.

Investment Policy

All of our material investments are classified as held-to-maturity. The Company makes investments in securities for strategic purposes or for long-term returns on cash.  The Company evaluates the investment guidance of the Financial Accounting Standard Board ("FASB") in determining how to classify our securities.  We have the intent and ability to hold the security to maturity.  Held-to-maturity securities are stated at amortized cost and with any discount being accreted under the effective interest method to interest income.  The Company has recorded these investments in Other assets in the Consolidated Balance Sheet.See footnote 11 for further discussion of investments.

Allowance for Doubtful Accounts

The Company’s accounts receivable and related allowance for doubtful accounts are analyzed in detail on a quarterly basis and all significant customers with delinquent balances are reviewed to determine future collectibility.  The determinations are based on legal issues (such as bankruptcy status), past history, current financial and credit agency reports, and the experience of the credit representatives.  Reserves are established in the quarter in which the Company makes the determination that the account is deemed uncollectible.  The Company maintains additional reserves based on its historical bad debt experience.  The following table summarizes the activity for the fiscal years 2010, 2009 and 2008 for the allowance for doubtful accounts:

	2010	2009	2008
Balance at beginning of period	$9	$12	$11
Acquired allowance (a)	6	—	1
Charged to sales deductions, costs and expenses, net	2	3	—
Write-offs against the allowance	(4)	(6)	—
Deductions and currency translation	—	—	—
Balance at end of period	$13	$9	$12

                                                                 (a) Includes 2008 acquisitions of Captive and Mac and 2010 acquisitions of Pliant and Superfos

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

Property, Plant and Equipment

Property and equipment are stated at cost.  Depreciation is computed primarily by the straight-line method over the estimated useful lives of the assets ranging from 15 to 25 years for buildings and improvements and two to 10 years for machinery, equipment, and tooling.  Leasehold improvements are depreciated over the shorter of the useful life of the improvement or the lease term.  Repairs and maintenance costs are charged to expense as incurred.  Depreciation expense totaled $210 million, $158 million and $164 million for fiscal years ended 2010, 2009, and 2008, respectively.  The Company capitalized interest of $2 million in fiscal 2010, 2009 and 2008, respectively.

Long-lived Assets

Long-lived assets, including property, plant and equipment and definite lived intangible assets are reviewed for impairment in accordance with the Property, Plant and Equipment standard of the ASC whenever facts and circumstances indicate that the carrying amount may not be recoverable.  Specifically, this process involves comparing an asset’s carrying value to the estimated undiscounted future cash flows the asset is expected to generate over its remaining life.  If this process were to result in the conclusion that the carrying value of a long-lived asset would not be recoverable, a write-down of the asset to fair value would be recorded through a charge to operations.  Fair value is determined based upon discounted cash flows or appraisals as appropriate.  Long-lived assets that are held for sale are reported at the lower of the assets’ carrying amount or fair value less costs related to the assets’ disposition.  In connection with our facility rationalizations, we recorded impairment charges totaling $19 million and $8 million to write-down fixed assets to their net realizable valuables in connection with facility rationalizations during fiscal years 2010 and 2009, respectively.  The Company did not record any impairment charges for fiscal 2008.

Goodwill

The Company follows the principles provided by the Goodwill and Other Intangibles standard of the ASC. Goodwill is not amortized but rather tested annually for impairment. The Company performs their annual impairment test on the first day of the fourth quarter in each respective fiscal year.  The Company contains four operating segments, Rigid Open Top, Rigid Closed Top, Specialty Films and Tapes, Bags and Coatings under the Segment Reporting standard of the ASC. Based on the fact that each reporting unit constitutes a business, has discrete financial information with similar economic characteristics, and the operating results of the component are regularly reviewed by management, the Company applies the provisions set forth by the guidance of the Goodwill and Other Intangibles standard of the ASC and performs the necessary goodwill impairment tests at the reporting unit level.  We completed the annual impairment test of goodwill and noted no impairment.

The changes in the carrying amount of goodwill by reportable segment are as follows (in millions):

	Rigid	Rigid	Specialty	Tapes, Bags
	Open Top	Closed Top	Films	and Coatings	Total
Balance at fiscal year end 2008	$646	$774	$23	$6	$1,449
Adjustment for income taxes	—	—	(6)	(6)	(12)
Foreign currency translation adjustment	—	(4)	—	—	(4)
Goodwill from divestitures	—	(2)	—	—	(2)
Balance at fiscal year end 2009	$646	$768	$17	$—	$1,431

Adjustment for income taxes	—	—	(2)	—	(2)
Foreign currency translation adjustment	—	3	—	—	3
Goodwill from acquisitions	45	—	223	—	268
Balance at fiscal year end 2010	$691	$771	$238	$—	$1,700

Deferred Financing Fees

Deferred financing fees are being amortized to interest expense using the effective interest method over the lives of the respective debt agreements.

Intangible Assets

Customer relationships are being amortized using an accelerated amortization method which corresponds with the customer attrition rates used in the initial valuation of the intangibles over the estimated life of the relationships which range from 11 to 20 years.  Technology intangibles are being amortized using the straight-line method over the estimated life of the technology which is 11 years.  License intangibles are being amortized using the straight-line method over the life of the license which is 10 years.  Patent intangibles are being amortized using the straight-line method over the shorter of the estimated life of the technology or the patent expiration date ranging from ten to twenty years, with a weighted-average life of 15 years.  The Company evaluates the remaining useful life of intangible assets on a periodic basis to determine whether events and circumstances warrant a revision to the remaining useful life.  Trademarks that are expected to remain in use, which are indefinite lived intangible assets, are required to be reviewed for impairment annually.  We completed the annual impairment test of tradenames and noted no impairment.

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

Income Taxes

The Company accounts for income taxes under the asset and liability approach, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequence of events that have been recognized in the Company’s financial statements or income tax returns.  Income taxes are recognized during the period in which the underlying transactions are recorded.  Deferred taxes, with the exception of non-deductible goodwill, are provided for temporary differences between amounts of assets and liabilities as recorded for financial reporting purposes and such amounts as measured by tax laws.  If the Company determines that a deferred tax asset arising from temporary differences is not likely to be utilized, the Company will establish a valuation allowance against that asset to record it at its expected realizable value.  The Company recognizes uncertain tax positions when it is more likely than not that the tax position will be sustained upon examination by relevant taxing authorities, based on the technical merits of the position. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.  The Company’s effective tax rate is dependent on many factors including:  the impact of enacted tax laws in jurisdictions in which the Company operates; the amount of earnings by jurisdiction, due to varying tax rates in each country; and the Company’s ability to utilize foreign tax credits related to foreign taxes paid on foreign earnings that will be remitted to the U.S.

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (losses).  Other comprehensive income (losses) includes unrealized gains or losses resulting from currency translations of foreign subsidiaries, changes in the value of our derivative instruments and adjustments to the pension liability.

Accrued Rebates

The Company offers various rebates to customers in exchange for purchases.  These rebate programs are individually negotiated with customers and contain a variety of different terms and conditions.  Certain rebates are calculated as flat percentages of purchases, while others included tiered volume incentives.  These rebates may be payable monthly, quarterly, or annually.  The calculation of the accrued rebate balance involves significant management estimates, especially where the terms of the rebate involve tiered volume levels that require estimates of expected annual sales.  These provisions are based on estimates derived from current program requirements and historical experience.  The Company uses all available information when calculating these reserves.  The accrual for customer rebates was $50 million and $44 million at the end of fiscal 2010 and 2009, respectively and is included in Accrued expenses and other current liabilities.

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

Use of Estimates

The preparation of the financial statements in conformity with U.S. generally accepted accounting principles requires management to make extensive use of estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities and the reported amounts of sales and expenses.  Significant estimates in these financial statements include restructuring charges and credits, allowances for doubtful accounts receivable, estimates of future cash flows associated with long-lived assets, useful lives for depreciation and amortization, loss contingencies and net realizable value of inventories, revenue credits, vendor rebates, income taxes and tax valuation reserves and the determination of discount and other rate assumptions for pension and postretirement employee benefit expenses.  Actual results could differ materially from these estimates.  Changes in estimates are recorded in results of operations in the period that the event or circumstances giving rise to such changes occur.

Reclassifications

Certain amounts in the prior year financial statements and related notes have been reclassified to conform to the current year presentation.

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued authoritative guidance that establishes accounting and reporting standards that require (i) noncontrolling interests to be reported as a component of equity; (ii) changes in a parent's ownership interest while the parent retains its controlling interest to be accounted for as equity transactions; and (iii) any retained noncontrolling equity investment upon the deconsolidation of a subsidiary to be initially measured at fair value.  The guidance is to be applied prospectively at the beginning of the first annual reporting period on or after December 15, 2008. We implemented the new standard effective in fiscal 2010. The adoption did not have an impact on our consolidated financial statements.

In January, 2010, the FASB issued an amendment to standard “Fair Value Measurements and Disclosure,” to require reporting entities to separately disclose the amounts and business rationale for significant transfers in and out of Level 1 and Level 2 fair value measurements and separately present information regarding purchase, sale, issuance, and settlement of Level 3 fair value measures on a gross basis. This standard, for which the Company is currently assessing the impact, is effective for interim and annual reporting periods beginning after December 15, 2009 with the exception of disclosures regarding the purchase, sale, issuance, and settlement of Level 3 fair value measures which are effective for fiscal years beginning after December 15, 2010. The adoption of this standard is not expected to have a significant impact on our financial statements or results of operations.

2. Acquisitions and Divestitures

The Company maintains a selective and disciplined acquisition strategy, which is focused on improving our long term financial performance, enhancing our market positions and expanding our product lines or, in some cases, providing us with a new or complementary product line.  Most businesses we have acquired had profit margins that are lower than that of our existing business, which resulted in a temporary decrease in our margins.  The Company has historically achieved significant reductions in manufacturing and overhead costs of acquired companies by introducing advanced manufacturing processes, exiting low-margin businesses or product lines, reducing headcount, rationalizing facilities and machinery, applying best practices and capitalizing on economies of scale.  In connection with our acquisitions, we have in the past and may in the future incur charges related to these reductions and rationalizations.  In fiscal 2010, the Company incurred $22 million of acquisition transaction costs.

The Company has a long history of acquiring and integrating companies.  The Company has been able to achieve these synergies by eliminating duplicative costs and rationalizing facilities and integrating the production into the most efficient operating facility.  While the expected benefits on earnings are estimated at the commencement of each transaction, once the execution of the plan and integration occur, the Company is generally unable to accurately estimate or track what the ultimate effects on future earnings have been due to systems integrations and movement of activities to multiple facilities.  The historical business combinations have not allowed the Company to accurately separate realized synergies compared to what was initially identified during the due diligence phase of each acquisition.

Pliant Corporation

In December 2009, the Company obtained control of 100% of the capital stock of Pliant Corporation (“Pliant”) upon Pliant’s emergence from reorganization pursuant to a proceeding under Chapter 11 of the Bankruptcy Code for a purchase price of $600 million ($574 million, net of cash acquired).   Pliant is a leading manufacturer of value-added films and flexible packaging for food, personal care, medical, agricultural and industrial applications.  The acquired business is primarily operated in Berry’s Specialty Films reporting segment.  To finance the purchase, the Company used proceeds from private placement offerings, consisting of $370 million aggregate principal amount of 8¼% first priority senior secured fixed rate notes (“8¼ First Priority Notes”) due in November 2015 and $250 million additional principal amount of 8⅞% second priority senior secured fixed rate notes (“8⅞% Second Priority Notes”) due in September 2014, as more fully described in footnote 6.

The acquisition was accounted for as a business combination using the purchase method of accounting. The Company has not finalized the purchase price allocation and it is subject to change.  The Company is finalizing their allocation of the purchase price to the fair value on fixed assets, deferred income taxes and reviewing all of the working capital acquired.  The Company has recognized goodwill on this transaction as a result of expected synergies.  Goodwill will not be deductible for tax purposes.  The following table summarizes the preliminary allocation of purchase price and the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition:

Working capital	$129
Property and equipment	242
Intangible assets	119
Goodwill	223
Other long-term liabilities	(113)
Net assets acquired	$600

Pro forma net sales were $4,419 million $4,121 million and $4,671 million and pro forma net losses were $94 million, $130 million and $131 million for fiscal 2010, fiscal 2009 and fiscal 2008, respectively.  The pro forma net sales and net loss assume that the Pliant acquisition had occurred as of the beginning of the respective periods.

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

Superfos Packaging, Inc.

In December 2009, the Company acquired 100% of the outstanding common stock of Superfos Packaging, Inc., (“Superfos”) a manufacturer of injection molded plastic rigid open top containers and other plastic packaging products primarily for food, industrial and personal care end markets.  The newly added business is primarily operated in the Company’s Rigid Open Top reporting segment.  The purchase price was approximately $82 million ($80 million, net of cash acquired) and was funded from cash on hand and the revolving line of credit.  Pro forma results have not been presented, as they do not differ materially from reported historical results.

Acquisition of Assets of JM Holdings, LLC

In May 2010, the Company acquired certain assets of JM Holdings, LLC, a manufacturer of tape coatings for large diameter water pipes, joints, custom fittings and high temperature tape line for oil and gas applications. The Company funded the acquisition of these assets with cash on hand and existing credit facilities.

3.  Long-Term Debt

Long-term debt consists of the following as of fiscal year end 2010 and 2009:

	Maturity Date	2010	2009
Term loan	April 2015	$1,158	$1,173
Revolving line of credit	April 2013	―	69
First Priority Senior Secured Floating Rate Notes	February 2015	681	681
8¼% First Priority Notes	November 2015	370	―
8⅞% Second Priority Notes	September 2014	773	525
Second Priority Senior Secured Floating Rate Notes	September 2014	212	225
9 1/2% Second Priority Notes	May 2018	500	―
11% Senior Subordinated Notes	September 2016	455	455
10¼% Senior Subordinated Notes	March 2016	168	215
Debt discount, net		(33)	(15)
Capital leases and other	Various	90	32
		4,374	3,360
Less current portion of long-term debt		(29)	(18)
		$4,345	$3,342

Senior Secured Credit Facility

In connection with the merger with Covalence, the Company entered into senior secured credit facilities that include a term loan in the principal amount of $1,200 million term loan and a revolving credit facility (“Credit Facility”) which provides $482 million asset based revolving line of credit, net of defaulting lenders.  The Credit Facility provides borrowing availability equal to the lesser of (a) $482 million, net of defaulting lenders or (b) the borrowing base, which is a function, among other things, of the Company’s accounts receivable and inventory.

The borrowings under the senior secured credit facilities bear interest at a rate equal to an applicable margin plus, as determined at the Company’s option, either (a) a base rate determined by reference to the higher of (1) the prime rate of Credit Suisse, Cayman Islands Branch, as administrative agent, in the case of the term loan facility or Bank of America, N.A., as administrative agent, in the case of the revolving credit facility and (2) the U.S. federal funds rate plus 1/2 of 1% or (b) LIBOR (0.29% for the term loan at fiscal year end 2010) determined by reference to the costs of funds for eurodollar deposits in dollars in the London interbank market for the interest period relevant to such borrowing Bank Compliance for certain additional costs.  The applicable margin for LIBOR rate borrowings under the revolving credit facility ranges from 1.25% to 1.75% and for the term loan is 2.00%.  The initial applicable margin for base rate borrowings under the revolving credit facility is 0% and under the term loan is 1.00%.

The term loan facility requires minimum quarterly principal payments of $3 million for the first eight years, which commenced in June 2007, with the remaining amount payable in April 2015. In addition, the Company must prepay the outstanding term loan, subject to certain exceptions, with (1) beginning with the Company’s first fiscal year after the closing, 50% (which percentage is subject to a minimum of 0% upon the achievement of certain leverage ratios) of excess cash flow (as defined in the credit agreement); and (2) 100% of the net cash proceeds of all non-ordinary course asset sales and casualty and condemnation events, if the Company does not reinvest or commit to reinvest those proceeds in assets to be used in its business or to make certain other permitted investments within 15 months, subject to certain limitations.

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

The Company’s fixed charge coverage ratio, as defined in the revolving credit facility, is calculated based on a numerator consisting of adjusted EBITDA less pro forma adjustments, income taxes paid in cash and capital expenditures, and a denominator consisting of scheduled principal payments in respect of indebtedness for borrowed money, interest expense and certain distributions.  We are obligated to sustain a minimum fixed charge coverage ratio of 1.0 to 1.0 under the revolving credit facility at any time when the aggregate unused capacity under the revolving credit facility is less than 10% of the lesser of the revolving credit facility commitments and the borrowing base (and for 10 business days following the date upon which availability exceeds such threshold) or during the continuation of an event of default.  At the end of fiscal 2010, the Company had unused borrowing capacity of $446 million under the revolving credit facility subject to a borrowing base and thus was not subject to the minimum fixed charge coverage ratio covenant.  The fixed charge ratio was 1.2 to 1.0, at the end of fiscal 2010.

Despite not having financial maintenance covenants, our debt agreements contain certain negative covenants.  The failure to comply with these negative covenants could restrict our ability to incur additional indebtedness, effect acquisitions, enter into certain significant business combinations, make distributions or redeem indebtedness.  The term loan facility contains a negative covenant first lien secured leverage ratio covenant of 4.0 to 1.0 on a pro forma basis for a proposed transaction, such as an acquisition or incurrence of additional first lien debt.  Our first lien secured leverage ratio was 3.4 to 1.0 at the end of fiscal 2010.

At fiscal year end 2010, there was no outstanding balance on the revolving line of credit and $36 million in letters of credit outstanding.  At fiscal year end 2010, the Company had unused borrowing capacity of $446 million (net of defaulting lenders) under the revolving line of credit subject to the solvency of the Company’s lenders to fund their obligations and the Company’s borrowing base calculations.

First Priority Senior Secured Floating Rate Notes

In April 2008 the Company completed a private placement of $681 million, aggregate principal amount of First Priority Floating Rate Notes which mature in February 2015.  The Company received gross proceeds of $661 million, before expenses, and repaid the outstanding borrowings under the senior secured bridge loan that was used to finance and pay costs related to the Company’s acquisition of Captive and to repay amounts outstanding under the Company’s Credit Facility as well as to pay fees and expenses related to the offering.   Interest on the First Priority Notes accrues at a rate per annum, reset quarterly, equal to LIBOR (0.29% at fiscal year end 2010) plus 4.75%. Interest on these notes are payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year, which commenced July 2008.  The First Priority Notes are guaranteed on a senior secured basis by all of the Company’s existing and future domestic subsidiaries, subject to certain exceptions and will include all of the Company’s subsidiaries that guarantee the Company’s obligations under its Credit Facility.  The Senior Secured First Priority Notes and the guarantees are secured on a first-priority basis by a lien on the assets that secure the Company’s obligations under its senior secured credit facilities, subject to certain exceptions.  The Company was in compliance with all covenants at fiscal year end 2010.

8¼% First Priority Senior Secured Notes

In November 2009, the Company completed private placement of $370 million aggregate principal amount of 8¼% First Priority Senior Secured Notes (“8¼% First Priority Notes”) due on November 15, 2015.  The Company received gross proceeds, before expenses and accrued interest, of $366 million.  The proceeds were placed into escrow pending the fulfillment of certain conditions related to the Pliant acquisition.  In December 2009 substantially simultaneously with the Pliant acquisition, the Company assumed the obligations under the existing notes and the proceeds of the existing notes were released from escrow.  The notes mature in 2015 and bear interest at a rate of 8¼% per annum.  Interest on these notes are payable biannually in arrears on May 15 and November 15 each year.  The 8¼% First Priority Notes are guaranteed on a senior secured basis by all of the Company’s existing and future domestic subsidiaries, subject to certain exceptions and will include all of the Company’s subsidiaries that guarantee the Company’s obligations under its Credit Facility.  The 8¼%  First Priority Notes and the guarantees are secured on a first-priority basis by a lien on the assets that secure the Company’s obligations under its senior secured credit facilities, subject to certain exceptions.  The Company was in compliance with all covenants at fiscal year end 2010.

Second Priority Senior Secured Notes

In September 2006, the Company issued $750 million of second priority senior secured notes comprised of (1) $525 million aggregate principal amount of 8⅞% Second Priority Notes and (2) $225 million aggregate principal amount of second priority senior secured floating rate notes (“Second Priority FRN”).  In November 2009, the Company completed a private placement, consisting of $250 million additional 8⅞% Second Priority Notes.  These two offerings are collectively are the (“Second Priority Notes”). The Second Priority Notes mature in September 2014.  Interest on the 8⅞% Second Priority Notes is due semi-annually on March 15 and September 15. The Second Priority FRN bear interest at a rate of LIBOR (0.29% at end of fiscal 2010) plus 3.875% per annum, which resets quarterly.  Interest on the Floating Rate Notes is payable quarterly on March 15, June 15, September 15 and December 15 of each year.

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

On or after September 15, 2010, the Company may redeem some, or all, of the 8⅞% Second Priority Notes and Second Priority FRN, respectively, at specified redemption prices.  If a change of control occurs, the Company must give holders of the Second Priority Notes an opportunity to sell their notes at a purchase price of 101% of the principal amount plus accrued and unpaid interest.  The Company was in compliance with all covenants at fiscal year end 2010.

In fiscal 2010, BP Parallel LLC, a non-guarantor subsidiary of the Company, purchased $2 million of 8 ⅞% Second Priority Notes for $2 million in cash, plus accrued interest.  The repurchase resulted in an immaterial gain, which is in Other income in our Consolidated Statements of Operations.  The Company funded the purchases with cash on hand.

In fiscal 2010, BP Parallel LLC, a non-guarantor subsidiary of the Company, purchased $13 million of Second Priority FRN for $11 million in cash, plus accrued interest.  The repurchase resulted in a $2 million gain, which is in Other income in our Consolidated Statements of Operations.  The Company funded the purchases with cash on hand.

9 1/2% Second Priority Senior Secured Notes

In April 2010, the Company completed a $500 million private placement of 9 1/2% Second Priority Senior Secured Notes (‘9 1/2% Second Priority Notes”) due on May 15, 2018.  The net proceeds from the offering were intended for general corporate purposes, which may include the repayment of debt, capital expenditure projects and the funding of future acquisitions.  Interest on the 9 1/2%Second Priority Notes is due semi-annually on May 15 and November 15.

The 9 1/2% Second Priority Notes are secured by a second priority security interest in the collateral granted to the collateral agent under the Credit Facility for the benefit of the holders and other future parity lien debt that may be issued pursuant to the terms of the indenture.  These liens will be junior in priority to the liens on the same collateral securing the Credit Facility and to all other permitted prior liens.  The 9 1/2% Second Priority Notes are guaranteed, jointly and severally, on a second priority senior secured basis, by each domestic subsidiary that guarantees the Credit Facility.  The 9 1/2% Second Priority Notes contain customary covenants that, among other things, restrict, subject to certain exceptions, our ability, and the ability of subsidiaries, to incur indebtedness, sell assets, make investments, engage in acquisitions, mergers or consolidations and make dividend and other restricted payments.  The Company was in compliance with all covenants at fiscal year end 2010.

11% Senior Subordinated Notes

In September 2006, the Company issued $425 million in aggregate principal amount of 11% Senior Subordinated Notes to Goldman, Sachs and Co. in a private placement that is exempt from registration under the Securities Act.  The 11% Senior Subordinated Notes are unsecured, senior subordinated obligations and are guaranteed on an unsecured, senior subordinated basis by each of our subsidiaries that guarantee the Credit Facility and the Second Priority Notes.  The 11% Senior Subordinated Notes mature in 2016 and bear interest at a rate of 11% per annum.  Such interest is payable quarterly in cash; provided, however, that on any quarterly interest payment date on or prior to the third anniversary of the issuance, the Company could satisfy up to 3% of the interest payable on such date by capitalizing such interest and adding it to the outstanding principal amount of the 11% Senior Subordinated Notes.  The Company issued an additional $13 million aggregate principal amount of outstanding notes in fiscal 2009 and 2008 in satisfaction of its interest obligations.

The 11% Senior Subordinated Notes may be redeemed at the Company’s option under circumstances and at redemption prices set forth in the indenture.  Upon the occurrence of a change of control, the Company is required to offer to repurchase all of the 11% Senior Subordinated Notes.  The indenture sets forth covenants and events of default that are substantially similar to those set forth in the indenture governing the Second Priority Notes.  The 11% Senior Subordinated Notes contain additional affirmative covenants and certain customary representations, warranties and conditions.  The Company was in compliance with all covenants at fiscal year end 2010.

10 ¼% Senior Subordinated Notes

In connection with Apollo’s acquisition of Covalence, Covalence issued $265 million of 10 ¼% Senior Subordinated Notes due in March 2016.  The notes are senior subordinated obligations of the Company and rank junior to all other senior indebtedness that does not contain similar subordination provisions.  No principal payments are required with respect to the 10¼% Senior Subordinated Notes prior to maturity.  Interest on the 10 ¼% Senior Subordinated Notes is due semi-annually on March 1 and September 1.

In fiscal 2010, BP Parallel LLC, a non-guarantor subsidiary of the Company, purchased $47 million of 10 ¼% Senior Subordinated Notes for $43 million in cash, plus accrued interest.  The repurchase resulted in a net gain of $4 million, which is in Other income in our Consolidated Statements of Operations.  The Company funded the purchases with cash on hand.

The indenture relating to the notes contain a number of covenants that, among other things and subject to certain exceptions, restrict the Company’s ability and the ability of its restricted subsidiaries to incur indebtedness or issue disqualified stock or preferred stock, pay dividends or redeem or repurchase stock, make certain types of investments, sell assets, incur certain liens, restrict dividends or other payments from subsidiaries, enter into transactions with affiliates and consolidate, merge or sell all or substantially all of the Company’s assets.  The Company was in compliance with all covenants at fiscal year end 2010.

Future maturities of long-term debt as of fiscal year end 2010 are as follows:

2011	$29
2012	27
2013	28
2014	1,010
2015	1,806
Thereafter	1,507
$4,407

Interest paid was $244 million in fiscal 2010, $236 million in fiscal 2009, and $232 million in fiscal 2008.

4. Financial Instruments and Fair Value Measurements

As part of the overall risk management, the Company uses derivative instruments to reduce exposure to changes in interest rates and resin prices.  For those derivative instruments that are designated and qualify as hedging instruments, the Company must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, cash flow hedge, or a hedge of a net investment in a foreign operation.  To the extent hedging relationships are found to be effective, as determined by FASB guidance, changes in fair value of the derivatives are offset by changes in the fair value of the related hedged item are recorded to Accumulated other comprehensive loss. Management believes hedge effectiveness is evaluated properly in preparation of the financial statements.

Interest rate swaps are entered into to manage interest rate risk associated with the Company’s floating-rate borrowings.  Forward contracts on plastic resin, the Company’s primary raw material, are entered into to manage the price risk associated with forecasted purchases of materials used in the Company’s manufacturing process.

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

In August 2007, the Company entered into two separate interest rate swap transactions to protect $600 million of the outstanding variable rate term loan debt from future interest rate volatility.  The swap agreements became effective in November 2007.  The first agreement had a notional amount of $300 million and became effective in November 2007 and swaps three month variable LIBOR contracts for a fixed two year rate of 4.875% and expired in November 2009.  The second agreement had a notional amount of $300 million and became effective in November 2007 and swaps three month variable LIBOR contracts for a fixed three year rate of 4.920% and expires in November 2010.  The counterparty to these agreements is a global financial institution.

In January 2008, the Company entered into an interest rate swap transaction to protect $300 million of the outstanding variable rate term loan debt from future interest rate volatility.  The swap agreement became effective February 2008.  The swap agreement had a notional amount of $300 million and swaps three month variable LIBOR contracts for a fixed three year rate of 2.962%.  In April 2008, the Company elected to settle this derivative instrument and received $2 million in as a result of this settlement.  The offset is included in Accumulated other comprehensive loss and is being amortized to Interest expense through February 2011, the original term of the swap agreement.

The Company’s term loan gives the option to elect different interest rate reset options.  In November 2008, the Company began and continues to utilize 1-month LIBOR contracts for the underlying senior secured credit facility.  The Company’s change in interest rate selection to this alternative rate has resulted in the Company losing hedge accounting on both of the interest rate swaps entered into in August 2007.  The Company has recorded all subsequent changes in fair value from November 2008 to fiscal year end 2010 in the statement of operations and is amortizing the previously recorded unrealized loss in Accumulated other comprehensive loss to Interest expense through the end of the respective swap agreement.

As discussed above, the Company entered into three interest rate swap transactions in 2007 and 2008, and initially designated these hedges as cash flow hedges under guidance of the Derivatives and Hedging standard of the ASC.  The Company settled one of these instruments in April 2008 and is amortizing the remaining balance from Accumulated other comprehensive loss to Interest expense.  The remaining two hedges were accounted as cash flow hedges through November 2008, at which time the Company determined the swaps no longer qualified as a cash flow hedge.  The balance in Accumulated other comprehensive loss is being amortized to Interest expense and the future changes in the derivative value are being recorded in Other income.

	Liability Derivatives
Derivatives not designated as hedging instruments under Statement 133	Balance Sheet Location	2010	2009
Interest rate swaps	Other LT liabilities	$—	$14
	Accrued expense and other current liabilities	1	1
		$1	$15

The effect of the derivative instruments on the Consolidated Statements of Operations are as follows:

	Statement of Operations Location	2010	2009
Derivatives not designated as hedging instruments under FASB guidance
Interest rate swaps	Other income	$(13)	$(6)
	Interest expense	$7	$13

In September 2008, the Company adopted the fair value disclosure of financial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.  The Financial Instruments section of the ASC permits an entity to measure certain financial assets and financial liabilities at fair value that were not previously required to be measured at fair value.  We have not elected to measure any financial assets or financial liabilities at fair value that were not previously required to be measured at fair value.

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

The Company’s interest rate swap liabilities fair value was determined using Level 2 inputs as other significant observable inputs were available.

The Company’s financial instruments consist primarily of cash and cash equivalents, investments, long-term debt, interest rate swap agreements and capital lease obligations.  The fair value of our investments exceeded book value at fiscal year end 2010 and 2009, by $172 million and $97 million, respectively.  The following table summarizes our long-term indebtedness for which the book value was in excess of the fair value:

	2010	2009
First Priority Senior Secured Floating Rate Notes	34	49
8⅞% Second Priority Notes	17	29
9 ½% Second Priority Notes	31	—
Second Priority Senior Secured Floating Rate Notes	32	54
11% Senior Subordinated Notes	34	64
10 ¼% Senior Subordinated Notes	13	30

5.  Goodwill, Intangible Assets and Deferred Costs

The following table sets forth the gross carrying amount and accumulated amortization of the Company’s goodwill, intangible assets and deferred costs as of the fiscal year end 2010 and 2009:

	2010	2009	Amortization Period
Deferred financing fees	$106	$69	Respective debt
Accumulated amortization	(36)	(24)
Deferred financing fees, net	70	45

Goodwill	1,700	1,431	Indefinite lived

Customer relationships	1,145	1,032	11 – 20 years
Trademarks	277	265	Indefinite lived
Other intangibles	76	53	10-20 years
Accumulated amortization	(396)	(287)
Intangible assets, net	1,102	1,063
Total Goodwill, Intangible Assets and Deferred Costs	$2,872	$2,539

Future amortization expense for definite lived intangibles at fiscal year end 2010 for the next five fiscal years is $105 million, $99 million, $92 million, $85 million and $78 million each year for fiscal years ending 2011, 2012, 2013, 2014, and 2015, respectively.  Recognized amortization expense totaled $107 million, $96 million and $93 million in fiscal years ended 2010, 2009 and 2008.

6.  Lease and Other Commitments and Contingencies

The Company leases certain property, plant and equipment under long-term lease agreements.  Property, plant and equipment under capital leases are reflected on the Company’s balance sheet as owned.  The Company did not enter into any new capital leases during fiscal 2009 and entered into new capital lease obligations totaling $45 million and $29 million during fiscal 2010 and fiscal 2008, respectively, with various lease expiration dates through 2015.  Assets under operating leases are not recorded on the Company’s balance sheet.  Operating leases expire at various dates in the future with certain leases containing renewal options.  The Company had minimum lease payments or contingent rentals of approximately $12 million and asset retirement obligations of $7 million at fiscal year end 2010.  The Company had minimum lease payments or contingent rentals of approximately $8 million and asset retirement obligations of $7 million at fiscal year end 2009.  Total rental expense from operating leases was $56 million, $56 million and $58 million for fiscal years ended 2010, 2009 and 2008, respectively.

Future minimum lease payments for capital leases and noncancellable operating leases with initial terms in excess of one year as of fiscal year end 2010, are as follows:

	Capital Leases	Operating Leases
2011	$21	$45
2012	21	39
2013	21	30
2014	15	22
2015	18	20
Thereafter	17	97
	113	$253
Less: amount representing interest	(27)
Present value of net minimum lease payments	$86

In March 2010, the Company entered into a sale-leaseback transaction pursuant to which it sold the expansion of its Evansville, Indiana manufacturing facility.  The Company received proceeds of $27 million and used these proceeds to repay outstanding borrowings on the revolving credit facility.  The sale-leaseback transaction resulted in the Company realizing a deferred gain of $2 million which will be offset against the future lease payments over the life of the respective lease.

In December 2007, the Company entered into a sale-leaseback transaction pursuant to which it sold its manufacturing facilities located in Baltimore, Maryland; Evansville, Indiana; and Lawrence, Kansas. The Company received proceeds of $83 million and used these proceeds to repay non-recourse debt on its Evansville, Indiana facility of $8 million and transaction costs of $1 million. This resulted in the Company receiving net proceeds of $74 million which were utilized to fund the acquisition of MAC Closures, Inc. The sale-leaseback transaction resulted in the Company realizing a deferred gain of $42  million which will be offset against the future lease payments over the life of the respective leases.

The Company is party to various legal proceedings involving routine claims which are incidental to its business.  Although the Company’s legal and financial liability with respect to such proceedings cannot be estimated with certainty, the Company believes that any ultimate liability would not be material to its financial position, results of operations or cash flows.  The Company has various purchase commitments for raw materials, supplies and property and equipment incidental to the ordinary conduct of business.

7.  Accrued Expenses and Other Current Liabilities

The following table sets forth the totals included in Accrued expenses and other current liabilities as of fiscal year end 2010 and 2009.

	2010	2009
Employee compensation, payroll and other taxes	$80	$80
Interest	54	18
Restructuring	6	3
Rebates	50	44
Other	80	48
	$270	$193

8.  Income Taxes

The Company is being taxed at the U.S. corporate level as a C-Corporation and has provided U.S. Federal, State and foreign income taxes.  The Company’s effective tax rate is dependent on many factors including:  the impact of enacted tax laws in jurisdictions in which the Company operates; the amount of earnings by jurisdiction, due to varying tax rates in each country; and the Company’s ability to utilize foreign tax credits related to foreign taxes paid on foreign earnings that have been included in U.S. taxable income (loss) under the Subpart F rules.

Significant components of income tax benefit for the fiscal years ended 2010, 2009 and 2008 are as follows:

	2010	2009	2008
Current
United States
Federal	$—	$—	$—
State	3	2	1
Non-U.S.	—	—	3
Current income tax provision	3	2	4
Deferred:
United States
Federal	(12)	(6)	(44)
State	(9)	(1)	(3)
Non-U.S.	(3)	(1)	(6)
Deferred income tax benefit	(24)	(8)	(53)
Benefit for income taxes	$(21)	$(6)	$(49)

U.S. loss from continuing operations before income taxes was $(67) million, $(15) million and $(140) million for the fiscal years ended 2010, 2009 and 2008, respectively.  Non-U.S. loss from continuing operations before income taxes was $(22) million, $(13) million and $(10) million for the fiscal years ended 2010, 2009 and 2008, respectively.

The reconciliation between U.S. Federal income taxes at the statutory rate and the Company’s benefit for income taxes on continuing operations for the fiscal years ended 2010, 2009, and 2008 are as follows:

	2010	2009	2008
U.S. Federal income tax benefit at the statutory rate	$(31)	$(10)	$(53)
Adjustments to reconcile to the income tax provision:
U.S. State income tax benefit, net of valuation allowance	(6)	(1)	(3)
Permanent differences	2	—	1
Transaction costs	3	—	—
Changes in Foreign Valuation Allowance	3	3	3
Rate differences between U.S. and Foreign	4	1	1
Sub F income	—	—	3
Other	4	—	(1)
Benefit for income taxes	$(21)	$(7)	$(49)

Deferred income taxes result from temporary differences between the amount of assets and liabilities recognized for financial reporting and tax purposes.  The components of the net deferred income tax liability at fiscal year end 2010 and 2009 are as follows:

	2010	2009
Deferred tax assets:
Allowance for doubtful accounts	$4	$3
Deferred gain on sale-leaseback	20	15
Accrued liabilities and reserves	51	43
Inventories	7	6
Net operating loss carryforward	305	219
Alternative minimum tax (AMT) credit carryforward	12	7
Other	5	4
Total deferred tax assets	404	297
Valuation allowance	(63)	(32)
Total deferred tax assets, net of valuation allowance	341	265
Deferred tax liabilities:
Property and equipment	136	85
Intangible assets	351	324
Debt extinguishment	—	7
Other	10	—
Total deferred tax liabilities	497	416
Net deferred tax liability	$(170)	$(151)

In the U.S. the Company had approximately $618 million of Federal net operating loss carryforwards.  As of fiscal year end 2010, the Company had foreign net operating loss carryforwards of $31 million.  The Federal net operating loss carryforwards will expire in future years beginning 2021.  AMT credit carryforwards totaling $9 million and foreign tax credit carryforwards of $3 million are available to the Company indefinitely to reduce future years’ Federal income taxes.

The Company believes that it will not generate sufficient future taxable income to realize the tax benefits in certain foreign jurisdictions related to the deferred tax assets.  The Company also has certain State net operating losses that may expire before they are fully utilized.  Therefore, the Company has provided a full valuation allowance against certain of its foreign net operating losses and a valuation allowance against certain of its state net operating losses included within the deferred tax assets.

Prior changes in ownership have created limitations under Sec. 382 of the internal revenue code on annual usage of net operating loss carryforwards.  However, the Company's Federal net operating loss carryforwards are available for immediate use. As part of the effective tax rate calculation, if we determine that a deferred tax asset arising from temporary differences is not likely to be utilized, we will establish a valuation allowance against that asset to record it at its expected realizable value.  The Company has not provided a valuation allowance on its Federal net operating loss carryforwards in the United Statues because it has determined that future rewards of its temporary taxable differences will occur in the same periods and are of the same nature as the temporary differences giving rise to the deferred tax assets.Our valuation allowance against deferred tax assets was $63 million and $32 million as of fiscal year end 2010 and 2009, respectively, related to the foreign operating loss carryforwards, U.S. State operating loss carryforwards, and foreign tax credit carryforwards.  Certain of these deferred tax assets were acquired in connection with the Pliant acquisition.

Uncertain Tax Positions

We adopted the provisions of the Income Taxes standard of the Codification. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with guidance provide by FASB and prescribes a recognition threshold of more-likely-than-not to be sustained upon examination. Our policy to include interest and penalties related to gross unrecognized tax benefits within our provision for income taxes did not change. There was no adjustment to retained earnings upon adoption.

The following table summarizes the activity related to our gross unrecognized tax benefits from year end fiscal 2008 to year end fiscal 2010:

Balance at end of fiscal 2008	$5
Increase/decrease of tax positions	—
Balance at end of fiscal 2009	$5

Increase/decrease from acquistions	4
Increase/decrease of tax positions	—
Balance at end of fiscal 2010	$9

There are no unrecognized tax benefits that, if recognized, would affect our effective tax rate as of fiscal year end 2009 and 2010, respectively.

As of fiscal year end 2010, we have $1 million accrued for payment of interest and $1 million accrued for penalties related to our uncertain tax positions.  Our penalties and interest related to uncertain tax positions are included in income tax expense.

We and our subsidiaries are routinely examined by various taxing authorities. Although we file U.S. Federal, U.S. State, and foreign tax returns, our major tax jurisdiction is the U.S. The IRS has completed an examination of our 2003 tax year. Our 2004 - 2010 tax years remain subject to examination by the IRS for U.S. Federal tax purposes.  There are various other on-going audits in various other jurisdictions that are not material to our financial statements.

9.  Retirement Plan

The Company maintains nine defined benefit pension plans which cover certain manufacturing facilities.  The Company also maintains a retiree health plan, which covers certain healthcare and life insurance benefits for certain retired employees and their spouses.  Eight of the nine defined benefit plans and the retiree health plan are frozen plans.  The Company uses fiscal year-end as a measurement date for the retirement plans.

The Company sponsors two defined contribution 401(k) retirement plans covering substantially all employees.  Contributions are based upon a fixed dollar amount for employees who participate and percentages of employee contributions at specified thresholds.  Contribution expense for these plans was $6 million, $1 million and $8 million for fiscal 2010, 2009 and 2008, respectively.

The Company participates in one multiemployer plan. Contributions to the plan are based on specific percentages of employee compensation and are immaterial.

The projected benefit obligations of the Company’s plans presented herein are equal to the accumulated benefit obligations of such plans.  The net amount of liability recognized is included in Other long-term liabilities on the balance sheet.
	Defined Benefit Pension Plans		Retiree Health Plan
	2010	2009	2010	2009
Change in Projected Benefit Obligations (PBO)
PBO at beginning of period	$59	$56	$5	$6
Service cost	—	—	—	—
Business combinations	107	—	—	—
Interest cost	7	3	—	—
Actuarial loss (gain)	9	4	(1)	(1)
Benefits paid	(7)	(4)	—	—
PBO at end of period	$175	$59	$4	$5

Change in Fair Value of Plan Assets
Plan assets at beginning of period	$39	$42	$—	$—
Actual return on plan assets	7	—	—	—
Business combinations	67	—	—	—
Company contributions	6	1	1	1
Benefits paid	(7)	(4)	(1)	(1)
Plan assets at end of period	112	39	—	—
Net amount recognized	$(63)	$(19)	$(4)	$(5)

At the end of fiscal 2010 the Company had $24 million of net unrealized losses recorded in Accumulated other comprehensive loss on the Consolidated Balance Sheets.  The Company expects $2 million to be realized in fiscal 2011.

The following table presents significant weighted-average assumptions used to determine benefit obligation and benefit cost for the fiscal years ended:

	Defined Benefit Pension Plans		Retiree Health Plan
(Percents)	2010	2009	2010	2009
Weighted-average assumptions:
Discount rate for benefit obligation	4.84	5.25	5.0	5.0
Discount rate for net benefit cost	5.25	6.0	5.0	6.0
Expected return on plan assets for net benefit costs	8.0	8.0	8.0	8.0

In evaluating the expected return on plan assets, Berry considered its historical assumptions compared with actual results, an analysis of current market conditions, asset allocations, and the views of advisers.  The return on plan assets is derived from target allocations and historical yield by asset type.  Health-care-cost trend rates were assumed to increase at an annual rate of 7.0% in 2011 and thereafter.  A one-percentage-point change in these assumed health care cost trend rates would not have a material impact on our postretirement benefit obligation.

In accordance with the guidance from the FASB for employers’ disclosure about postretirement benefit plan assets the table below discloses fair values of each pension plan asset category and level within the fair value hierarchy in which it falls. Level 3 pension plan assets were transferred as part of fiscal 2010 acquisitions.

Asset Category	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$3	$—	$—	$3
U.S. large cap comingled equity funds	—	23	—	23
U.S. mid cap equity mutual funds	11	—	—	11
U.S. small cap equity mutual funds	6	—	—	6
International equity mutual funds	11	—	—	11
Real estate equity investment funds	3	—	—	3
Berry-10¼% Senior Sub Notes	5	—	—	5
Corporate bond mutual funds	37	—	—	37
Guaranteed investment account	—	—	12	12
Other	—	—	1	1
Total	$76	$23	$13	$112

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid for the fiscal years ending as follows:

	Defined Benefit Pension Plans	Retiree Health Plan
2011	$9	$1
2012	9	1
2013	9	—
2014	9	—
2015	9	—
2016-2020	49	1

In fiscal 2011, Berry expects to contribute approximately $6 million to its retirement plans to satisfy minimum funding requirements for the year.

Net pension and retiree health benefit expense included the following components as of fiscal 2010 and 2009

	2010	2009
Defined Benefit Pension Plans
Service cost	$—	$—
Interest cost	8	3
Amortization	1	1
Expected return on plan assets	(8)	(3)
Net periodic benefit cost	$1	$1

Our defined benefit pension plan asset allocations as of fiscal year end 2009 and 2008 are as follows:

	2010	2009
Asset Category
Equity securities and equity-like instruments	49%	46%
Debt securities	40	48
Other	11	6
Total	100%	100%

The Company’s retirement plan assets are invested with the objective of providing the plans the ability to fund current and future benefit payment requirements while minimizing annual Company contributions.  The plans’ asset allocation strategy reflects a long-term growth strategy with approximately 40-50% allocated to growth investments and 40-50% allocated to fixed income investments and 5-10% in other, including cash. The retirement plans held $5 million principal of the Company’s 10 ¼% Senior Subordinated Notes at the end of fiscal 2010 and 2009, respectively.  The Company re-addresses the allocation of its investments on an annual basis.

10.  Restructuring and Impairment Charges

The Company announced various restructuring plans in the last three fiscal years which included shutting down facilities in all four of the Company’s operating segments.

In March 2008 the Company announced the intention to shut down a manufacturing facility within its Tapes and Coatings division located in San Luis Potosi, Mexico.

During fiscal 2009, the Company announced the intention to shut down one manufacturing facility within its Specialty Films division located in Bloomington, Minnesota and one manufacturing facility within its Rigid Open Top division located in Toluca, Mexico.  The $8 million of non-cash asset impairment costs recognized in fiscal 2009 related to these restructuring plans has been reported as Restructuring expense in the Consolidated Statements of Operations. The remaining liability has been included within Accrued expenses and other current liabilities on the Consolidated Balance Sheet.  The affected business accounted for less than $65 million of annual net sales with majority of the operations transferred to other facilities.

During fiscal 2010, the Company announced the intention to shut down three manufacturing facility within its Tapes, Bags, & Coatings Division located in Doswell, Virginia, Battleboro, North Carolina and Albertville, Alabama.  The affected Tapes, Bags & Coatings business accounted for $83 million of annual net sales with majority of the operations transferred to other facilities.  The Company also announced the intention to shut down two manufacturing facilities within its Specialty Films Division located in Charlotte, North Carolina and Lakeville, Minnesota.  The affected Specialty Films business accounted for less than $30 million of annual net sales with majority of the operations transferred to other facilities.  The Company recorded $19 million of non-cash asset impairment costs in fiscal 2010 related to these restructuring plans and has been reported as Restructuring expense in the Consolidated Statements of Operations.  These impairments were for building and equipment that exceeded market value as of the valuation dates.

The table below sets forth the Company’s estimate of the total cost of the restructuring programs since 2007, the portion recognized through fiscal year end 2010 and the portion expected to be recognized in a future period:

	Expected Total Costs	Cumulative charges through Fiscal 2010	To be Recognized in Future
Severance and termination benefits	$16	$16	$—
Facility exit costs	39	36	3
Asset impairment	45	45	—
Other	4	4	—
Total	$104	$101	$3

The tables below sets forth the significant components of the restructuring charges recognized for the fiscal years ended 2010 2009 and 2008, by segment:

Fiscal 2010	Tapes, Bags and Coatings	SpecialtyFilms	Rigid Open Top	Total
Severance and termination benefits	$—	$7	$—	$7
Facility exit costs	2	8	5	15
Asset impairment	8	11	—	19
Restructuring and impairment charges	$10	$26	$5	$41

Fiscal 2009	SpecialtyFilms	Rigid Open Top	Total
Severance and termination benefits	$—	$—	$—
Facility exit costs	1	2	3
Asset impairment	3	5	8
Restructuring and impairment charges	$4	$7	$11

Fiscal 2008	Tapes, Bags and Coatings	SpecialtyFilms	Total
Severance and termination benefits	$1	$—	$1
Facility exit costs	1	7	8
Asset impairment	—	—	—
Other	1		1
Restructuring and impairment charges	$3	$7	$10

The table below sets forth the activity with respect to the restructuring accrual at fiscal year end 2010 and 2009:

	Employee Severance and Benefits	Facilities Exit Costs	Non-cash charges		Total
Balance at fiscal year end 2008	$ ―	$4	$	―	$4
Charges	1	3		8	12
Cash payments	(1)	(4)		(8)	(13)
Balance at fiscal year end 2009	―	3		―	3

Charges	8	14		19	41
Non-cash asset impairment	―	―		19	(19)
Acquisition liability assumed	1	―		―	1
Cash payments	(6)	(14)		―	(20)
Balance at fiscal year end 2010	$3	$3	$	―	$6

The restructuring costs accrued as of fiscal year end 2010 will result in future cash outflows, which are not expected to be material.

11.  Related Party Transactions

Management Fee

The Company is charged a management fee by an affiliate of its principal stockholder and Graham for the provision of management consulting and advisory services provided throughout the year.  The management fee is the greater of $3 million or 1.25% of adjusted EBITDA.  In addition, Apollo and Graham have the right to terminate the agreement at any time, in which case Apollo and Graham will receive additional consideration equal to the present value of $21 million less the aggregate amount of annual management fees previously paid to Apollo and Graham, and the employee stockholders will receive a pro rata payment based on such amount.

Total management fees charged by Apollo and Graham were $8 million, $6 million and $6 million for the fiscal years ended 2010, 2009 and 2008 respectively.  The Company paid $5 million and $4 million to entities affiliated with Apollo and $1 million to entities affiliated with Graham for fiscal 2010 and 2009, respectively.

Berry Group Indebtedness

In June 2007, the Company’s parent, Berry Group, entered into a $500 million senior unsecured term loan agreement (“Senior Unsecured Term Loan”) with a syndicate of lenders.  The Senior Unsecured Term Loan matures in June 2014 and was sold at a 1% discount, which is being amortized over the life of the loan.  Interest on the agreement is payable on a quarterly basis and bears interest at the Company’s option based on (1) a fluctuating rate per annum equal to the higher of (a) the Federal Funds Rate plus 1/2 of 1% and (b) the rate of interest in effect for such day as publicly announced from time to time by Credit Suisse as its “prime rate” plus 525 basis points or (2) LIBOR (0.29% at fiscal year end 2010) plus 625 basis points.  The Senior Unsecured Term Loan contains a payment in kind (“PIK”) option which allows Berry Group to forgo paying cash interest and to add the PIK interest to the outstanding balance of the loan.  This option expires on the five year anniversary of the loan and if elected increases the rate per annum by 75 basis points for the specific interest period.  Berry Group at its election may make the quarterly interest payments in cash, may make the payments by paying 50% of the interest in cash and 50% in PIK interest or 100% in PIK interest for the first five years.  The Senior Unsecured Term Loan is unsecured and there are no guarantees by Berry or any of its subsidiaries and therefore this financial obligation is not recorded in the Consolidated Financial Statements of Berry.  Berry Group elected to exercise the PIK interest option during 2009 and 2010.

Berry Group at its election may call the notes up to the first anniversary date for 100% of the principal balance plus accrued and unpaid interest and an applicable premium.  Berry Group’s call option for the notes between the one year and two year and two year and three year anniversary dates changes to 102% and 101% of the outstanding principal balance plus accrued and unpaid interest, respectively.  The notes also contain a put option which allows the lender to require Berry Group to repay any principal and applicable PIK interest that has accrued if Berry Group has an applicable high yield discount obligation (“AHYDO”) within the definition outlined in the Internal Revenue Code, section 163(i)(1) at each payment period subsequent to the five year anniversary date.

In fiscal 2010 and fiscal 2009, BP Parallel LLC non-guarantor subsidiary of the Company invested $25 million and $166 million to purchase assignments of $33 million and $515 million principal of the Senior Unsecured Term Loan.  The Company has the intent and ability to hold the security to maturity.  The investment is stated at amortized cost and the discount is being accreted under the effective interest method to interest income until the maturity of the debt in June 2014.  The Company has recorded the investment in Other assets in the Consolidated Balance Sheet with the fair value of total Senior Unsecured Term Loan investments exceeding book value by $172 million at fiscal year end 2010.  The Company records the interest income and the income from the discount on the purchase of Senior Unsecured Term Loan in Interest income in the Consolidated Statements of Operations.  The Company has recognized $75 million and $18 million of interest and accretion income in fiscal 2010 and fiscal 2009, respectively.

Other Related Party Transactions

Certain of our management, stockholders and related parties and its affiliates have independently acquired and hold financial debt instruments of the Company.  During fiscal 2010 and 2009, interest expense includes $8 million and $8 million related to this debt, respectively.

12.  Stockholders’ Equity

2006 Equity Incentive Plan

In connection with Apollo’s acquisition of the Company, Berry Group adopted an equity incentive plan pursuant to which options to acquire up to 577,252 shares of Group’s common stock may be granted.  Prior to fiscal 2009, the plan was amended to allow for an additional 230,000 options to be granted.  Options granted under the 2006 Equity Incentive Plan may not be assigned or transferred, except to Berry Group or by will or the laws of descent or distribution.  The 2006 Equity Incentive Plan terminates ten years after adoption and no options may be granted under the plan thereafter.  The 2006 Equity Incentive Plan allows for the issuance of non-qualified options, options intended to qualify as “incentive stock options” within the meaning of the Internal Revenue Code of 1986, as amended, and stock appreciation rights.  The employees participating in the 2006 Equity Incentive Plan receive options and stock appreciation rights under the 2006 Equity Incentive Plan pursuant to individual option and stock appreciation rights agreements, the terms and conditions of which are substantially identical.  Each option agreement provides for the issuance of options to purchase common stock of Berry Group.  Options granted under the 2006 Equity Incentive Plan prior to the Merger with Covalence had an exercise price per share that either (1) was fixed at the fair market value of a share of common stock on the date of grant or (2) commenced at the fair market value of a share of common stock on the date of grant and increases at the rate of 15% per year during the term.  Some options granted under the plan become vested and exercisable over a five-year period based on continued service.  Other options become vested and exercisable based on the achievement by the Company of certain financial targets.  Upon a change in control, the vesting schedule with respect to certain options accelerate for a portion of the shares subject to such options.  Since Berry Group’s common stock is not highly liquid, except in certain limited circumstances, the stock options may not be redeemable.

In connection with the Merger with Covalence, Group modified its outstanding stock options to provide for (i) the vesting of an additional twenty percent (20%) of the total number of shares underlying such outstanding options; (ii) the conversion of options with escalating exercise prices to a fixed priced option, with no increase in the exercise price as of the date of grant of such escalating priced option; and (iii) with respect to each outstanding option, the vesting of which was contingent upon the achievement of performance goals, the deemed achievement of all such performance goals.

In connection with the fiscal 2007 paid dividend, holders of vested stock options received $14 million, while an additional $35 million was paid to nonvested option holders on the second anniversary of the dividend grant date (assuming the nonvested option holders remain employed by the Company).  In December 2008, the Executive Committee of Berry Group modified the vesting provisions related to the amounts held in escrow.  This resulted in the immediate vesting and accelerating the recognition of the remaining unrecorded stock compensation expense of $11 million in selling, general and administrative expenses recorded in fiscal 2009.

The Company recognized total stock based compensation of $1 million for fiscal 2010, $12 million for fiscal 2009 and $20 million for the fiscal 2008.

Information related to the 2006 Equity Incentive Plan as of the fiscal year end 2010 and 2009 is as follows:

	2010		2009
	Number Of Shares	Weighted Average Exercise Price	Number Of Shares	Weighted Average Exercise Price
Options outstanding, beginning of period	801,003	$99.45	781,097	$102.38
Options granted	127,234	75.33	36,104	37.21
Options exercised or cash settled	―	―	―	―
Options forfeited or cancelled	(61,716)	103.76	(16,198)	103.44
Options outstanding, end of period	866,521	$95.27	801,003	$99.45

Option price range at end of period	$37.21 - $112.80	$37.21 - $112.80
Options exercisable at end of period	494,352	448,850
Options available for grant at period end	140,731	6,249
Weighted average fair value of options granted during period	$26	$23

The fair value for options granted have been estimated at the date of grant using a Black-Scholes model, generally with the following weighted average assumptions:

	2010	2009	2008
Risk-free interest rate	2.6%	1.7 - 2.5%	2.7 – 4.2%
Dividend yield	0.0%	0.0%	0.0%
Volatility factor	.33	.36 - .37	.31 - .34
Expected option life	5 years	5 years	5 years

The following table summarizes information about the options outstanding at fiscal year end 2010:

Range of Exercise Prices	Number Outstanding at September 26, 2009	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at October 2, 2010
$37.21 - $112.80	866,521	5 years	$95.27	494,352

Notes Receivable from Management

Berry Group has adopted an employee stock purchase program pursuant to which a number of non-executive employees had the opportunity to invest in Berry Group on a leveraged basis. In the event that an employee defaults on a promissory note used to purchase such shares, Berry Group’s only recourse is to the shares of Berry Group securing the note. In this manner, non-executive management acquired 98,052 shares in the aggregate.  Certain of these amounts were repaid by the employees in connection with the special one-time dividend.  The receivable was $2 million and $2 million at the end of fiscal 2010 and 2009, respectively.

13.  Segment and Geographic Data

Berry’s operations are organized into four reportable segments: Rigid Open Top, Rigid Closed Top, Specialty Films, and Tapes, Bags and Coatings.  The Company has manufacturing and distribution centers in the United States, Canada, Mexico, Belgium, Australia, Germany and India.  The North American operation represents 92% of the Company’s net sales, 99% of total long-lived assets, and 96% of the total assets.  Selected information by reportable segment is presented in the following table.  Prior periods were restated to be consistent with 2010 divisional realignment:
	2010	2009	2008
Net Sales
Specialty Films	$1,433	$551	$788
Tapes, Bags and Coatings	662	716	819
Rigid Open Top	1,192	1,063	1,053
Rigid Closed Top	970	857	853
	$4,257	$3,187	$3,513
Operating income (loss)
Specialty Films	$(54)	$(10)	$(24)
Tapes, Bags and Coatings	(19)	19	19
Rigid Open Top	124	118	74
Rigid Closed Top	73	59	42
	$124	$186	$111
Depreciation and amortization
Specialty Films	$86	$33	$32
Tapes, Bags and Coatings	45	44	46
Rigid Open Top	95	83	88
Rigid Closed Top	91	93	91
	$317	$253	$257

Total Assets	2010	2009
Specialty Films	$1,410	$459
Tapes, Bags and Coatings	554	510
Rigid Open Top	2,019	1,831
Rigid Closed Top	1,647	1,601
	$5,630	$4,401
Goodwill
Specialty Films	$238	$17
Tapes, Bags and Coatings	—	—
Rigid Open Top	691	646
Rigid Closed Top	771	768
	$1,700	$1,431

14.  Guarantor and Non-Guarantor Financial Information

The Company has 8¼% First Priority Notes, First Priority Senior Secured Floating Rate Notes, Second Priority Senior Secured Floating Rate Notes, 8⅞% Second Priority Notes, 9½% Second Priority Notes and 10¼% Senior Subordinated Notes outstanding which are fully, jointly, severally, and unconditionally guaranteed by substantially all of Berry’s domestic subsidiaries.  Separate narrative information or financial statements of the guarantor subsidiaries have not been included because they are 100% wholly owned by the parent company and the guarantor subsidiaries unconditionally guarantee such debt on a joint and several basis.  Presented below is condensed consolidating financial information for the parent company, guarantor subsidiaries and non-guarantor subsidiaries.  The equity method has been used with respect to investments in subsidiaries.  The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

Condensed Supplemental Consolidated Statements of Operations

	Fiscal 2010
	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net sales	$758	$3,166	$333	—	$4,257
Cost of sales	709	2,666	292	—	3,667
Gross profit	49	500	41	—	590
Selling, general and administrative expenses	63	285	31	—	379
Restructuring and impairment charges, net	15	24	2	—	41
Other operating expenses	12	17	17	—	46
Operating income (loss)	(41)	174	(9)	—	124
Other income	(19)	—	—	—	(19)
Interest expense, net	54	229	(51)	—	232
Gain (loss) from continuing operations before income taxes	(76)	(55)	42	—	(89)
Income tax expense (benefit)	8	(17)	4	—	(21)
Net income (loss)	$(68)	$(38)	$38	—	$(68)

	Fiscal 2009
	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net sales	$736	$2,252	$199	—	$3,187
Cost of sales	670	1,802	169	—	2,641
Gross profit	66	450	30	—	546
Selling, general and administrative expenses	75	230	20	—	325
Restructuring and impairment charges, net	4	—	7	—	11
Other operating expenses	5	15	4	—	24
Operating income (loss)	(18)	205	(1)	—	186
Other (income) expense	(37)	6	—	—	(31)
Interest expense, net	60	186	(1)	—	245
Equity in net income of subsidiaries	(21)	—	—	21	—
Gain (loss) from continuing operations before income taxes	(20)	13	—	(21)	(28)
Income tax expense (benefit)	2	(12)	4	—	(6)
Income (loss) from continuing operations	(22)	25	(4)	(21)	(22)
Discontinued operations, net of income taxes	4	—	—	—	4
Net income (loss)	$(26)	$25	$(4)	(21)	$(26)

	Fiscal 2008
	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net sales	$974	$2,287	$252	—	$3,513
Cost of sales	900	1,894	225	—	3,019
Gross profit	74	393	27	—	494
Selling, general and administrative expenses	91	225	24	—	340
Restructuring and impairment charges, net	6	4	—	—	10
Other operating expenses	19	10	4	—	33
Operating income (loss)	(42)	154	(1)	—	111
Interest expense, net	72	170	19	—	261
Equity in net income of subsidiaries	(13)	—	—	13	—
Loss from continuing operations before income taxes	(101)	(16)	(20)	(13)	(150)
Income tax expense (benefit)	—	(54)	5	—	(49)
Net income (loss)	$(101)	$38	$(25)	(13)	$(101)

Condensed Supplemental Consolidated Balance Sheet
As of fiscal year end 2010
($ in millions)
	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$132	$2	$14	$—	$148
Accounts receivable, net of allowance	89	341	55	—	485
Inventories	116	430	37	—	583
Prepaid expenses and other current	68	15	16	—	99
Total current assets	405	788	122	—	1,315
Property, plant and equipment, net	179	894	73	—	1,146
Intangible assets, net	224	2,595	55	(2)	2,872
Investment in Subsidiaries	4,120	—	—	(4,120)	—
Other assets	4	2	373	(82)	297
Total Assets	$4,932	$4,279	$623	$(4,204)	$5,630
Liabilities and Equity
Current liabilities:
Accounts payable	$118	$215	$29	$—	$362
Accrued and other current liabilities	134	121	16	(1)	270
Long-term debt—current portion	12	17	—	—	29
Total current liabilities	264	353	45	(1)	661
Long-term debt	4,383	66	7	(111)	4,345
Deferred tax liabilities	—	213	10	—	223
Other long term liabilities	28	(109)	7	—	144
Total long-term liabilities	4,411	388	24	(111)	4,712
Total Liabilities	4,675	741	69	(112)	5,373
Total Equity	257	3,538	554	(4,304)	257
Total Liabilities and Equity	$4,932	$4,279	$623	$(4,416)	$5,630

Condensed Supplemental Consolidated Balance Sheet
As of fiscal year end 2009
($ in millions)
	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$7	$—	$3	$—	$10
Accounts receivable, net of allowance	85	223	25	—	333
Inventories	67	287	20	—	374
Prepaid expenses and other current	1	63	11	—	75
Total current assets	160	573	59	—	792
Property, plant and equipment, net	183	657	35	—	875
Intangible assets, net	186	2,296	58	(1)	2,539
Investment in Subsidiaries	3,295	—	—	(3,295)	—
Other assets	5	4	211	(25)	195
Total Assets	$3,829	$3,530	$363	$(3,321)	$4,401
Liabilities and Equity
Current liabilities:
Accounts payable	$41	$181	$8	$—	$230
Accrued and other current liabilities	53	129	11	—	193
Long-term debt—current portion	12	5	—	—	17
Total current liabilities	106	315	19	—	440
Long-term debt	3,365	23	4	(50)	3,342
Deferred tax liabilities	—	195	—	—	195
Other long term liabilities	36	66	—	—	102
Total long-term liabilities	3,401	284	4	(50)	3,639
Total Liabilities	3,507	599	23	(50)	4,079
Total Equity	322	2,931	340	(3,271)	322
Total Liabilities and Equity	$3,829	$3,530	$363	$(3,321)	$4,401

Condensed Supplemental Consolidated Statements of Cash Flows

	Fiscal 2010
	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Cash Flow from Operating Activities	$(34)	$123	$23	$—	$112

Cash Flow from Investing Activities
Additions to property, plant, and equipment	(61)	(150)	(12)	—	(223)
Proceeds from disposal of assets	—	29	—	—	29
Investment in Berry Group	—	—	(25)	—	(25)
Acquisition of business net of cash acquired	(658)	—	—	—	(658)
Net cash used in investing activities	(719)	(121)	(37)	—	(877)

Cash Flow from Financing Activities
Proceeds from long-term debt	1,097	—	—	—	1,097
Equity contributions	(28)	—	25	—	(3)
Repayment of long-term debt	(153)	—	—	—	(153)
Deferred financing costs	(38)	—	—	—	(38)
Net cash provided by (used in) financing activities	878	—	25	—	909
Net increase in cash and cash equivalents	125	2	11	—	(138)
Cash and cash equivalents at beginning of period	7	—	3	—	10
Cash and cash equivalents at end of period	$132	$2	$14	$—	$148

	Fiscal 2009
	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Cash Flow from Operating Activities	$288	$133	$(7)	$—	$414

Cash Flow from Investing Activities
Additions to property, plant, and equipment	(47)	(143)	(4)	—	(194)
Proceeds from disposal of assets	—	1	3	—	4
Investment in Berry Group	—	—	(169)	—	(169)
Acquisition of business net of cash acquired	(5)	—	—	—	(5)
Net cash used in investing activities	(52)	(142)	(170)	—	(364)

Cash Flow from Financing Activities
Proceeds from long-term debt	—	—	4	—	4
Equity contributions	(169)	—	169	—	—
Repayment of long-term debt	(232)	—	(1)	—	(233)
Deferred financing costs	(1)	—	—	—	(1)
Net cash provided by (used in) financing activities	(402)	—	172	—	(230)
Net increase in cash and cash equivalents	(166)	(9)	(5)	—	(180)
Cash and cash equivalents at beginning of period	173	9	8	—	190
Cash and cash equivalents at end of period	$7	$—	$3	$—	$10

	Fiscal 2008
	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Cash Flow from Operating Activities	$(32)	$37	$5	$—	$10

Cash Flow from Investing Activities
Additions to of property, plant, and equipment	(41)	(119)	(2)	—	(162)
Proceeds from disposal of assets	—	83	—	—	83
Acquisition of business net of cash acquired	(576)	—	—	—	(576)
Net cash used in investing activities	(617)	(36)	(2)	—	(655)

Cash Flow from Financing Activities
Proceeds from long-term debt	1,388	—	—	—	1,388
Equity contributions	(1)	—	—	—	(1)
Repayment of long-term debt	(543)	—	—	—	(543)
Deferred financing costs	(26)	—	—	—	(26)
Sales of interest rate hedges	2	—	—	—	2
Net cash provided by financing activities	821	—	—	—	820
Net increase in cash and cash equivalents	172	1	2	—	175
Cash and cash equivalents at beginning of period	1	8	6	—	15
Cash and cash equivalents at end of period	$173	$9	$8	$—	$190

15.  Quarterly Financial Data (Unaudited)

The following table contains selected unaudited quarterly financial data for fiscal years 2010 and 2009.

	2010				2009
	First	Second	Third	Fourth	First	Second	Third	Fourth

Net sales	$880	$1,056	$1,167	$1,154	$865	$758	$770	$794
Cost of sales	747	913	1,022	985	738	635	613	655
Gross profit	$133	$143	$145	$169	$127	$123	$157	$139

Net income (loss)	$(29)	$(4)	$(22)	$(13)	$(29)	$(7)	$1	$9

16.	Subsequent Events

Dr. Jonathan Rich assumed the role of Chairman and Chief Executive Officer of Berry in October 2010. Prior to becoming CEO of Berry, Dr. Rich served as President and Chief Executive Officer of Momentive Performance Materials, Inc. Prior to Momentive, Dr. Rich held executive positions at Goodyear Tire and Rubber including President of Goodyear North American Tire and President of Goodyear Chemical. Dr. Rich began his career at General Electric in 1982 where he was employed for nearly 20 years in a variety of R&D, operational and executive roles.

In November 2010, the Company completed a private placement of $800 million aggregate principal amount of 9 3/4% Second Priority Senior Secured Notes due in January 2021. In connection with the private placement we conducted tender offers to purchase for cash any and all of our outstanding 8 7/8% Second Priority Senior Secured Fixed Rate Notes due in 2014.  We expect to use the proceeds of this offering to fund the repurchase of the notes pursuant to the tender offers or subsequent redemption of such notes.

Subsequent to year end, the Company entered into two separate interest rate swap transactions to protect $1 billion of the outstanding variable rate term loan debt from future interest rate volatility.  The first agreement had a notional amount of $500 million and became effective in November 2010.  The agreement swaps three month variable LIBOR contracts for a fixed three year rate of 0.8925% and expires in November 2013.  The second agreement had a notional amount of $500 million and became effective in December 2010.  The agreement swaps three month variable LIBOR contracts for a fixed three year rate of 1.0235% and expires in November 2013.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 16th day of December, 2010.

BERRY PLASTICS CORPORATION

By    /s/ Jonathan D. Rich
Jonathan D. Rich
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Jonathan D. Rich	Chairman of the Board of Directors, Chief Executive Officer and Director (Principal Executive Officer)	December 17, 2010
Jonathan D. Rich
/s/ James M. Kratochvil	Chief Financial Officer (Principal Financial and Accounting Officer)	December 17, 2010
James M. Kratochvil
/s/ Robert V. Seminara	Director	December 17, 2010
Robert V. Seminara
/s/ Anthony M. Civale	Director	December 17, 2010
Anthony M. Civale

  Supplemental Information To Be Furnished With Reports Filed Pursuant To Section 15(d) Of The Act By Registrant Which Has Not Registered Securities Pursuant To Section 12 Of The Act

The Registrant has not sent any annual report or proxy material to security holders.

Exhibit No.	Description of Exhibit
2.1
Agreement and Plan of Merger and Corporate Reorganization, dated as of March 9, 2007, between Covalence Specialty Materials Holding Corp. and Berry Plastics Group, Inc. (incorporated herein by reference to our Registration Statement Form S-4, filed on May 14, 2007)

3.1
Amended and Restated Certificate of Incorporation of Berry Plastics Holding Corporation (incorporated herein by reference to Exhibit 3.1 to our Registration Statement Form S-4, filed on November 2, 2006)

3.2
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Berry Plastics Holding Corporation (incorporated herein by reference to Exhibit 3.2 to our Registration Statement Form S-4, filed on November 2, 2006)

3.3	Amended and Restated By-laws of Berry Plastics Holding Corporation (incorporated herein by reference to Exhibit 3.3 to our Registration Statement Form S-4, filed on November 2, 2006)
3.4
Board Consent amending the Amended and Restated By-laws of BPC Holding Corporation, dated October 24, 2006 (incorporated herein by reference to Exhibit 3.4 to our Registration Statement Form S-4, filed on November 2, 2006)

4.1
Supplemental Indenture, dated November 19, 2010, to the Indenture dated as of September 20, 2006, respecting Berry’s 8 7/8% Second Priority Senior Secured Fixed Rate Notes due 2014, among Berry Plastics Corporation, the guarantors party thereto and U.S. Bank National Association, as Trustee (incorporated herein by reference to Exhibit 4.01 to our Current Report on Form 8-K, filed on November 19, 2010).

4.2
Supplemental Indenture, dated November 19, 2010, to the Indenture dated as of November 12, 2009, respecting Berry’s 8 7/8% Second Priority Senior Secured Notes due 2014, among Berry Plastics Corporation, the guarantors party thereto and U.S. Bank National Association, as Trustee (incorporated herein by reference to Exhibit 4.02 to our Current Report on Form 8-K, filed on November 19, 2010).

4.3
Indenture, by and among Berry Plastics Corporation, each Subsidiary of Berry Plastics Corporation identified therein and U.S. Bank National Association, as Trustee, relating to 9.75% second priority senior secured notes due 2021, dated November 19, 2010 (incorporated herein by reference to Exhibit 4.03 to our Current Report on Form 8-K, filed on November 19, 2010).

4.4
Additional Secured Creditor Consent, by and between Berry Plastics Corporation, each Subsidiary of Berry Plastics Corporation signatory thereto and U.S. Bank National Association, as Authorized Representative and Collateral Agent, relating to 9.75% second priority senior secured notes due 2021, dated November 19, 2010 (incorporated herein by reference to Exhibit 4.04 to our Current Report on Form 8-K, filed on November 19, 2010).

4.5
Registration Rights Agreement, by and between Berry Plastics Corporation, each Subsidiary of Berry Plastics Corporation identified therein and Credit Suisse Securities (USA) LLC, as representatives of the Initial Purchasers, relating to 9.75% second priority senior secured notes due 2021, dated November 19, 2010 (incorporated herein by reference to Exhibit 4.05 to our Current Report on Form 8-K, filed on November 19, 2010).

4.6
Indenture, by and among Berry Plastics Corporation, each Subsidiary of Berry Plastics Corporation identified therein and U.S. Bank National Association, as Trustee, relating to 9½% second priority senior secured notes due 2018, dated April 30, 2010 (incorporated herein by reference to Exhibit 4.01 to our Current Report on Form 8-K, filed on May 4, 2010) (incorporated herein by reference to Exhibit 4.01 to our Current Report on Form 8-K, filed on November 19, 2010).

4.7
Additional Secured Creditor Consent, by and between Berry Plastics Corporation, each Subsidiary of Berry Plastics Corporation signatory thereto and U.S. Bank National Association, as Authorized Representative and Collateral Agent, relating to 9½% second priority senior secured notes due 2018, dated April 30, 2010 (incorporated herein by reference to Exhibit 4.02 to our Current Report on Form 8-K, filed on May 4, 2010).

4.8
Indenture, by and between Berry Plastics Escrow Corporation and Berry Plastics Escrow LLC, as Issuers, and U.S. Bank National Association, as Trustee, relating to 8  1 / 4 % first priority senior secured notes due 2015, dated November 12, 2009 (incorporated herein by reference to Exhibit 4.01 to our Current Report on Form 8-K, filed on December 8, 2009).

4.9
First Supplemental Indenture, dated as of December 3, 2009, by and between Berry Plastics Corporation, the subsidiaries of Berry Plastics Corporation party thereto, Berry Plastics Escrow LLC, Berry Plastics Escrow Corporation, and U.S. Bank National Association, as Trustee, relating to the Indenture, by and between Berry Plastics Escrow Corporation and Berry Plastic Escrow LLC, as Issuers, and U.S. Bank, National Association, as Trustee, relating to 8  1 / 4 % first priority senior secured notes due 2015, dated November 12, 2009 (incorporated herein by reference to Exhibit 4.02 to our Current Report on Form 8-K, filed on December 8, 2009).

4.10
Indenture, by and between Berry Plastics Escrow Corporation and Berry Plastic Escrow LLC, as Issuers, and U.S. Bank National Association, as Trustee, relating to 8  7 / 8 % second priority senior secured notes due 2014, dated November 12, 2009  (incorporated herein by reference to Exhibit 4.03 to our Current Report on Form 8-K, filed on December 8, 2009).

4.11
First Supplemental Indenture, dated as of December 3, 2009, by and between Berry Plastics Corporation, the subsidiaries of Berry Plastics Corporation party thereto, Berry Plastics Escrow LLC, Berry Plastics Escrow Corporation, and U.S. Bank National Association, as Trustee, relating to the Indenture, by and between Berry Plastics Escrow Corporation and Berry Plastic Escrow LLC, as Issuers, and U.S. Bank National Association, as Trustee, relating to 8  7 / 8 % second priority senior secured notes due 2014, dated November 12, 2009 (incorporated herein by reference to Exhibit 4.04 to our Current Report on Form 8-K, filed on December 8, 2009).

4.12
Collateral Agreement, by and between Berry Plastics Corporation, each Subsidiary of Berry Plastics Corporation identified therein and U.S. Bank National Association, as Collateral Agent, relating to 8  1 / 4 % first priority senior secured notes due 2015, dated December 3, 2009 (incorporated herein by reference to Exhibit 4.05 to our Current Report on Form 8-K, filed on December 8, 2009).

4.13
Additional Secured Creditor Consent, by and between Berry Plastics Corporation, each Subsidiary of Berry Plastics Corporation signatory thereto and U.S. Bank National Association, as Authorized Representative and Collateral Agent, relating to 8  7 / 8 % second priority senior secured notes due 2014, dated December 3, 2009  (incorporated herein by reference to Exhibit 4.06 to our Current Report on Form 8-K, filed on December 8, 2009).

4.14
Indenture, by and between Berry Plastics Corporation, as Issuer, certain Guarantors and Wells Fargo Bank, National Association, as Trustee, relating to first priority floating rate senior secured notes due 2015, dated as of April 21, 2008 (incorporated herein by reference to Exhibit 4.1 to our Current Report on Form 8-K, filed on April 22, 2008)

4.15
Collateral Agreement, by and between Berry Plastics Corporation, each Subsidiary of the Company identified therein and Wells Fargo Bank, National Association, as Collateral Agent, dated as of April 21, 2008 (incorporated herein by reference to Exhibit 4.2 to our Current Report on Form 8-K, filed on April 22, 2008)

4.16
Indenture, by and between BPC Acquisition Corp. (and following the merger of BPC Acquisition Corp. with and into BPC Holding Corporation, BPC Holding Corporation, as Issuer, and certain Guarantors) and Wells Fargo Bank, National Association, as Trustee, relating to 11% Senior Subordinated Notes due 2016, dated as of September 20, 2006 (incorporated herein by reference to Exhibit 10.4 to our Registration Statement Form S-4, filed on November 2, 2006)

4.17
First Supplemental Indenture, by and among BPC Holding Corporation, certain Guarantors, BPC Acquisition Corp., and Wells Fargo Bank, National Association, as Trustee, dated as of September 20, 2006 (incorporated herein by reference to Exhibit 10.5 to our Registration Statement Form S-4, filed on November 2, 2006)

4.18
Indenture dated as of  February 16, 2006, among Covalence Specialty Materials Corp., the Guarantors named therein and Wells Fargo Bank, National Association, as trustee (incorporated herein by reference to Exhibit 10.1(e) to our Current Report on Form 8-K, filed on April 10, 2007).

4.19
First Supplemental Indenture dated as of  April 3, 2007, among Covalence Specialty Materials Corp. (or its successor), the Guarantors identified on the signature pages thereto and Wells Fargo Bank, National Association, as trustee (incorporated herein by reference to Exhibit 10.1(f) to our Current Report on Form 8-K, filed on April 10, 2007)

4.20
Second Supplemental Indenture dated as of  April 3, 2007, among Covalence Specialty Materials Corp. (or its successor), Berry Plastics Holding Corporation, the Guarantors identified on the signature pages thereto and Wells Fargo Bank, National Association, as trustee (incorporated herein by reference to Exhibit 10.1(g) to our Current Report on Form 8-K, filed on April 10, 2007)

4.21
Second Supplemental Indenture dated as of April 3, 2007, among Berry Plastics Holding Corporation (or its successor), the existing Guarantors identified on the signature pages thereto, the new Guarantors identified on the signature pages thereto and Wells Fargo Bank, National Association, as trustee (incorporated herein by reference to Exhibit 10.1(h) to our Current Report on Form 8-K, filed on April 10, 2007)

4.22
Second Supplemental Indenture dated as of April 3, 2007, among Berry Plastics Holding Corporation (or its successor), the existing Guarantors identified on the signature pages thereto, the new Guarantors identified on the signature pages thereto and Wells Fargo Bank, National Association, as trustee (incorporated herein by reference to Exhibit 10.1(i) to our Current Report on Form 8-K, filed on April 10, 2007)

4.23
Supplement No. 1 dated as of April 3, 2007 to the Collateral Agreement dated as of September 20, 2006 among Berry Plastics Holding Corporation, each subsidiary identified therein as a party and Wells Fargo Bank, National Association, as collateral agent (incorporated herein by reference to Exhibit 10.1(j) to our Current Report on Form 8-K, filed on April 10, 2007)

4.24
Indenture, by and between BPC Acquisition Corp. (and following the merger of BPC Acquisition Corp. with and into BPC Holding Corporation, BPC Holding Corporation, as Issuer, and certain Guarantors) and Wells Fargo Bank, National Association, as Trustee, relating to $525,000,000 8⅞% Second Priority Senior Secured Fixed Rate Notes due 2014 and $225,000,000 Second Priority Senior Secured Floating Rate Notes due 2014, dated as of September 20, 2006 (incorporated herein by reference to Exhibit 4.1 to our Registration Statement Form S-4, filed on November 2, 2006)

4.25
First Supplemental Indenture, by and among BPC Holding Corporation, certain Guarantors, BPC Acquisition Corp., and Wells Fargo Bank, National Association, as Trustee, dated as of September 20, 2006 (incorporated herein by reference to Exhibit 4.2 to our Registration Statement Form S-4, filed on November 2, 2006)

4.26
Collateral Agreement, by and among BPC Acquisition Corp., as Borrower, each Subsidiary of the Borrower identified therein, and Wells Fargo Bank, N.A., as Collateral Agent, dated as of September 20, 2006 (incorporated herein by reference to Exhibit 4.4 to our Registration Statement Form S-4, filed on November 2, 2006)

10.1
U.S. $400,000,000 Amended and Restated Credit Agreement, dated as of April 3, 2007, by and among Covalence Specialty Materials Corp., Berry Plastics Group, Inc., certain domestic subsidiaries party thereto from time to time, Bank of America, N.A., as collateral agent and administrative agent, the lenders party thereto from time to time, and the financial institutions party thereto (incorporated herein by reference to Exhibit 10.1(a) to our Current Report on Form 8-K, filed on April 10, 2007)

10.2
U.S. $1,200,000,000 Second Amended and Restated Credit Agreement, dated as of April 3, 2007, by and among Covalence Specialty Materials Corp., Berry Plastics Group, Inc., Credit Suisse, Cayman Islands Branch, as collateral and administrative agent, the lenders party thereto from time to time, and the other financial institutions party thereto (incorporated herein by reference to Exhibit 10.1(b) to our Current Report on Form 8-K, filed on April 10, 2007).

10.3
Amended and Restated Intercreditor Agreement by and among Berry Plastics Group, Inc., Covalence Specialty Materials Corp., certain subsidiaries identified as parties thereto, Bank of America, N.A. and Credit Suisse, Cayman Islands Branch  as first lien agents, and Wells Fargo Bank, N.A., as trustee (incorporated herein by reference to Exhibit 10.1(d) to our Current Report on Form 8-K, filed on April 10, 2007)

10.4
Employment Agreement dated May 26, 2006 between Covalence Specialty Materials Corp. and Layle K. Smith (incorporated herein by reference to Exhibit 10.1(k) to our Current Report on Form 8-K, filed on April 10, 2007).

10.5
Management Agreement, among Berry Plastics Corporation, Berry Plastics Group, Inc., Apollo Management VI, L.P., and Graham Partners, Inc., dated as of September 20, 2006. (incorporated herein by reference to our Registration Statement Form S-4, filed on May 14, 2007)

10.6
Termination Agreement, by and among Covalence Specialty Materials Holding Corp., Covalence Specialty Materials Corp., and Apollo Management V, L.P., dated as of April 3, 2007. (incorporated herein by reference to our Registration Statement Form S-4, filed on May 14,2007)

10.7	2006 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.8 to our Registration Statement Form S-4, filed on November 2, 2006)
10.8	Form of Performance-Based Stock Option Agreement of Berry Plastics Group, Inc. (incorporated herein by reference to Exhibit 10.9 to our Registration Statement Form S-4, filed on November 2, 2006)
10.9	Form of Accreting Stock Option Agreement of Berry Plastics Group, Inc. (incorporated herein by reference to Exhibit 10.10 to our Registration Statement Form S-4, filed on November 2, 2006)
10.10	Form of Time-Based Stock Option Agreement of Berry Plastics Group, Inc. (incorporated herein by reference to Exhibit 10.11 to our Registration Statement Form S-4, filed on November 2, 2006)
10.11
Form of Performance-Based Stock Appreciation Rights Agreement of Berry Plastics Group, Inc. (incorporated herein by reference to Exhibit 10.12 to our Registration Statement Form S-4, filed on November 2, 2006)

10.12
Employment Agreement, dated September 20, 2006, between Berry Plastics Corporation and Ira G. Boots (incorporated herein by reference to Exhibit 10.13 to our Registration Statement Form S-4, filed on November 2, 2006)

10.13
Employment Agreement, dated September 20, 2006, between Berry Plastics Corporation and James M. Kratochvil (incorporated herein by reference to Exhibit 10.14 to our Registration Statement Form S-4, filed on November 2, 2006)

10.14
Employment Agreement, dated September 20, 2006, between Berry Plastics Corporation and R. Brent Beeler (incorporated herein by reference to Exhibit 10.15 to our Registration Statement Form S-4, filed on November 2, 2006)

10.15
Employment Agreement, dated November 22, 1999 between Berry Plastics Corporation and G. Adam Unfried (incorporated herein by reference to Exhibit 10.23 of the Company’s Annual Report on Form 10-K filed with the SEC on March 22, 2006)

10.16
Amendment No. 1 to Employment Agreement, dated November 22, 1999 between Berry Plastics Corporation and G. Adam Unfried dated November 23, 2004 (incorporated herein by reference to Exhibit 10.24 of the Company’s Annual Report on Form 10-K filed with the SEC on March 22, 2006)

10.17
Amendment No. 2 to Employment Agreement, dated November 22, 1999 between Berry Plastics Corporation and G. Adam Unfried dated March 10, 2006 (incorporated herein by reference to Exhibit 10.25 of the Company’s Annual Report on Form 10-K filed with the SEC on March 22, 2006)

10.18
Amendment No. 3 to Employment Agreement, dated November 22, 1999 between Berry Plastics Corporation and G. Adam Unfried dated September 20, 2006. (incorporated herein by reference to our Registration Statement Form S-4, filed on May 14,2007)

10.19
Employment Agreement, dated April 3, 2007 between Berry Plastics Corporation and Thomas E. Salmon (incorporated herein by reference to Exhibit 10.20 of the Company’s Annual Report on Form 10-K filed with the SEC on September 27, 2008)

10.20
Purchase and Sale Agreement, dated as of December 15, 2008, by and between BP Parallel Corporation, a Delaware corporation, and Apollo Management VI, L.P., a Delaware limited partnership (incorporated herein by reference to Exhibit 10.21 of the Company’s Annual Report on Form 10-K filed with the SEC on September 27, 2008)

10.21
Letter Agreement, dated September 30, 2010, between Berry Plastics Corporation and Ira G. Boots (incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on October 6, 2010).

10.22	Employment Agreement, dated October 1, 2010, between the Company and Jonathan Rich (incorporated herein by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on October 6, 2010).
12.1*	Computation of Ratio of Earnings to Fixed Charges
21.1*	Subsidiaries of the Registrant
31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer
32.1*	Section 1350 Certification of the Chief Executive Officer
32.2*	Section 1350 Certification of the Chief Financial Officer

*Filed herewith.