Form 10-Q
period 2011-02-14
BERRY PLASTICS CORP
filed 2011-02-15
CIK 919465

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[X]         Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 1, 2011
or
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

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes [   ]  No [X]

As of February 15, 2011, all of the outstanding 100 shares of the Common Stock, $.01 par value, of Berry Plastics Corporation were held by Berry Plastics Group, Inc.

Table of Additional Registrant Guarantors

Exact Name	Jurisdiction of Organization	Primary Standard Industrial Classification Code Number	I.R.S. Employer Identification No.	Name, Address and Telephone Number of Principal Executive Offices
Aerocon, LLC	Delaware	3089	35-1948748	(a)
Berry Iowa, LLC	Delaware	3089	42-1382173	(a)
Berry Plastics Design, LLC	Delaware	3089	62-1689708	(a)
Berry Plastics Technical Services, Inc.	Delaware	3089	57-1029638	(a)
Berry Sterling Corporation	Delaware	3089	54-1749681	(a)
CPI Holding Corporation	Delaware	3089	34-1820303	(a)
Knight Plastics, LLC	Delaware	3089	35-2056610	(a)
Packerware, LLC	Delaware	3089	48-0759852	(a)
Pescor, Inc.	Delaware	3089	74-3002028	(a)
Poly-Seal, LLC	Delaware	3089	52-0892112	(a)
Venture Packaging, Inc.	Delaware	3089	51-0368479	(a)
Venture Packaging Midwest, Inc.	Delaware	3089	34-1809003	(a)
Berry Plastics Acquisition Corporation III	Delaware	3089	37-1445502	(a)
Berry Plastics Opco, Inc.	Delaware	3089	30-0120989	(a)
Berry Plastics Acquisition Corporation V	Delaware	3089	36-4509933	(a)
Berry Plastics Acquisition Corporation VIII	Delaware	3089	32-0036809	(a)
Berry Plastics Acquisition Corporation IX	Delaware	3089	35-2184302	(a)
Berry Plastics Acquisition Corporation X	Delaware	3089	35-2184301	(a)
Berry Plastics Acquisition Corporation XI	Delaware	3089	35-2184300	(a)
Berry Plastics Acquisition Corporation XII	Delaware	3089	35-2184299	(a)
Berry Plastics Acquisition Corporation XIII	Delaware	3089	35-2184298	(a)
Berry Plastics Acquisition Corporation XV, LLC	Delaware	3089	35-2184293	(a)
Kerr Group, LLC	Delaware	3089	95-0898810	(a)
Saffron Acquisition, LLC	Delaware	3089	94-3293114	(a)
Setco, LLC	Delaware	3089	56-2374074	(a)
Sun Coast Industries, LLC	Delaware	3089	59-1952968	(a)
Cardinal Packaging, Inc.	Delaware	3089	34-1396561	(a)
Covalence Specialty Adhesives LLC	Delaware	2672	20-4104683	(a)
Covalence Specialty Coatings LLC	Delaware	2672	20-4104683	(a)
Caplas LLC	Delaware	3089	20-3888603	(a)
Caplas Neptune, LLC	Delaware	3089	20-5557864	(a)
Captive Plastics Holding, LLC	Delaware	3089	20-1290475	(a)
Captive Plastics, LLC	Delaware	3089	22-1890735	(a)
Grafco Industries Limited Partnership	Maryland	3089	52-1729327	(a)
Rollpak Corporation	Indiana	3089	35-1582626	(a)
Pliant, LLC	Delaware	2673	43-2107725	(a)
Pliant Corporation International	Utah	2673	87-0473075	(a)
Uniplast Holdings, LLC	Delaware	2673	13-3999589	(a)
Uniplast U.S., Inc.	Delaware	2673	04-3199066	(a)
Berry Plastics SP, Inc.	Virginia	3089	52-1444795	(a)

(a)  101 Oakley Street, Evansville, IN 47710

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q includes "forward-looking statements," within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), with respect to our financial condition, results of operations and business and our expectations or beliefs concerning future events.  The forward-looking statements include, in particular, statements about our plans, strategies and prospects under the heading "Management’s Discussion and Analysis of Financial Condition and Results of Operations".  You can identify certain forward-looking statements by our use of forward-looking terminology such as, but not limited to, "believes," "estimates," "intends," "plans," "likely," "will," "would," "could" and similar expressions that identify forward-looking statements.  All forward-looking statements involve risks and uncertainties.  Many risks and uncertainties are inherent in our industry and markets. Others are more specific to our operations.  The occurrence of the events described and the achievement of the expected results depend on many events, some or all of which are not predictable or within our control.  Actual results may differ materially from the forward-looking statements contained in this Form 10-Q.  Factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include:

•	risks associated with our substantial indebtedness and debt service;
•	changes in prices and availability of resin and other raw materials and our ability to pass on changes in raw material prices on a timely basis;
•	performance of our business and future operating results;
•	risks related to our acquisition strategy and integration of acquired businesses;
•	reliance on unpatented know-how and trade secrets;
•	increases in the cost of compliance with laws and regulations, including environmental laws and regulations;
•	risks related to disruptions in the overall economy and the financial markets may adversely impact our business;
•	catastrophic loss of one of our key manufacturing facilities;
•	risks of competition, including foreign competition, in our existing and future markets;
•	general business and economic conditions, particularly an economic downturn; and
•	the other factors discussed in our Form 10-K for the fiscal year ended October 2, 2010 in the section titled “Risk Factors.”

Readers should carefully review the factors discussed in our Form 10-K for the fiscal year ended October 2, 2010 in the section titled “Risk Factors” and other risk factors identified from time to time in our periodic filings with the Securities and Exchange Commission and should not place undue reliance on our forward-looking statements.  We undertake no obligation to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.

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

Berry Plastics Corporation

Form 10-Q Index

For Quarterly Period Ended January 1, 2011

Berry Plastics Corporation
Consolidated Balance Sheets
(In Millions of Dollars)
	January 1, 2011	October 2, 2010
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$120	$148
Accounts receivable (less allowance for doubtful accounts of $11 at January 1, 2011 and $13 at October 2, 2010, respectively)	421	485
Inventories:
Finished goods	294	316
Raw materials and supplies	246	267
	540	583
Deferred income taxes	53	53
Prepaid expenses and other current assets	41	46
Total current assets	1,175	1,315

Property, plant and equipment:
Land, buildings and improvements	265	261
Equipment and construction in progress	1,573	1,546
	1,838	1,807
Less accumulated depreciation	714	661
	1,124	1,146

Goodwill, intangible assets and deferred costs	2,845	2,872
Other assets	327	297
	3,172	3,169
Total assets	$5,471	$5,630

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$295	$362
Accrued expenses and other current liabilities	244	270
Current portion of long-term debt	28	29
Total current liabilities	567	661

Long-term debt, less current portion	4,382	4,345
Deferred income taxes	183	223
Other long-term liabilities	142	144
Total liabilities	5,274	5,373

Commitments and contingencies
Stockholders' equity:
Parent company investment, net	630	627
Accumulated deficit	(416)	(347)
Accumulated other comprehensive loss	(17)	(23)
Total stockholders’ equity	197	257
Total liabilities and stockholders' equity	$5,471	$5,630

See notes to consolidated financial statements.

Berry Plastics Corporation
Consolidated Statements of Operations
(Unaudited)
 (In Millions of Dollars)

	Quarterly Period Ended
	January 1, 2011	January 2, 2010
Net sales	$1,041	$880
Costs and expenses:
Cost of goods sold	902	747
Selling, general and administrative	90	88
Restructuring and impairment charges	21	7
Other operating expenses	10	26
Operating income	18	12

Loss on extinguishment of debt	68	-
Other income	(2)	(4)
Interest expense	80	70
Interest income	(22)	(16)
Net loss before income taxes	(106)	(38)
Income tax benefit	(37)	(9)
Net loss	$(69)	$(29)

See notes to consolidated financial statements.

Berry Plastics Corporation
Consolidated Statement of Changes in Stockholders' Equity
For the Quarterly Period Ended January 1, 2011 and January 2, 2010
(Unaudited)
(In Millions of Dollars)

	Parent Company Investment	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total	Comprehensive Loss
Balance at September 26, 2009	$629	$(28)	$(279)	$322
Derivative amortization	—	1	—	1
Net loss	—	—	(29)	(29)	$(29)
Currency translation	—	3	—	3	3
Balance at January 2, 2010	$629	$(24)	$(308)	$297	$(26)

	Parent Company Investment	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total	Comprehensive Loss
Balance at October 2, 2010	$627	$(23)	$(347)	$257
Net transfers from parent	3	—	—	3
Derivative amortization	—	1	—	1
Net loss	—	—	(69)	(69)	$(69)
Interest rate hedge, net of tax	—	2	—	2	2
Currency translation	—	3	—	3	3
Balance at January 1, 2011	$630	$(17)	$(416)	$197	$(64)

See notes to consolidated financial statements.

Berry Plastics Corporation
Consolidated Statements of Cash Flows
(Unaudited)
(In Millions of Dollars)

	Quarterly Period Ended
	January 1, 2011	January 2, 2010
Operating activities
Net loss	$(69)	$(29)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	83	71
Non-cash interest expense	5	6
Non-cash interest income	(22)	(16)
Other non-cash expense (income)	12	(4)
Deferred income tax benefit	(39)	(10)
Loss on extinguishment of debt	68	—
Changes in operating assets and liabilities:
Accounts receivable, net	63	35
Inventories	43	(13)
Prepaid expenses and other assets	3	11
Accounts payable and other liabilities	(98)	15
Net cash provided by operating activities	49	66
Investing activities
Additions to property and equipment	(46)	(62)
Proceeds from disposal of assets	1	1
Investment in Berry Plastics Group debt securities	—	(2)
Acquisition of businesses, net of cash acquired	(2)	(644)
Net cash used for investing activities	(47)	(707)
Financing activities
Proceeds from long-term borrowings	800	686
Repayments on long-term borrowings	(818)	(8)
Debt financing costs	(15)	(25)
Transfers from parent, net	3	—
Net cash provided by (used for) financing activities	(30)	653
Effect of exchange rate changes on cash	—	—
Net increase (decrease) in cash	(28)	12
Cash at beginning of period	148	10
Cash at end of period	$120	$22

See notes to consolidated financial statements.

Berry Plastics Corporation
Notes to Consolidated Financial Statements
(Unaudited)
 (In Millions of dollars, except as otherwise noted)

1.	Background and Nature of Operations

Berry Plastics Corporation (“Berry” or the “Company”) is one of the world’s leading manufacturers and marketers of plastic packaging products, plastic film products, specialty adhesives and coated products.  Berry is a wholly-owned subsidiary of Berry Plastics Group, Inc. (“Berry Group”) which is primarily owned by affiliates of Apollo Management, L.P. (“Apollo”) and Graham Partners. Berry’s key principal products include containers, drink cups, bottles, closures and overcaps, tubes and prescription containers, trash bags, stretch films and tapes which we sell into a diverse selection of attractive and stable end markets, including food and beverage, healthcare, personal care, quick service and family dining restaurants, custom and retail, agricultural, horticultural, institutional, industrial, construction and automotive.  Berry, through its wholly-owned subsidiaries, operates in four primary segments:  Rigid Open Top, Rigid Closed Top, Specialty Films, and Tapes, Bags and Coatings.

2.	Basis of Presentation

The accompanying unaudited Consolidated Financial Statements of Berry have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X of the Securities Act of 1934.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full fiscal year.  The accompanying financial statements include the results of the Company and its wholly owned subsidiaries.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended October 2, 2010.  All intercompany transactions have been eliminated.  The Company issued financial statements by filing with the Securities and Exchange Commission and has evaluated subsequent events up to the time of the filing.  Certain amounts in the prior year financial statements and related notes have been reclassified to conform to the current year presentation.

Related Party Transactions and Allocations
The Company has recorded management fees of $2 for the quarterly periods ended January 1, 2011 and January 2, 2010, charged by Apollo and other investors to Berry Group and recorded income taxes to push down the respective amounts that relate to the consolidated operations of the Company.  Parent company investment, net in our Consolidated Balance Sheets includes the equity from Berry Group that was invested in Berry by Apollo and other shareholders.  As part of the acquisition of Pliant Corporation (“Pliant”) during fiscal 2010, the Company paid to Apollo and Graham $6 of transaction costs which has been recorded in Other operating expenses in our Consolidated Statement of Operations.  In addition, as part of the Pliant transaction, Apollo and Graham received a combined cash liquidation settlement of approximately $22 for their pre-bankruptcy investment position in Pliant which was paid by the Company as part of the purchase price of Pliant.

As of January 1, 2011, BP Parallel LLC, a non-guarantor subsidiary of the Company, had invested $191 to purchase assignments of $548 of the Berry Group’s senior unsecured term loan (“Senior Unsecured Term Loan”).  The Company has the intent and ability to hold these securities to maturity.  The investment is stated at amortized cost and the discount is being accreted under the effective interest method to interest income until the maturity of the debt.  The Company has recorded their investment in Other assets in the Consolidated Balance Sheets and is recording the non-cash interest income and the accretion income from the discount on the purchase of Senior Unsecured Term Loan in Interest income in the Consolidated Statements of Operations.  The Company recognized $22 and $16 of interest and accretion income for the quarterly periods ending January 1, 2011 and January 2, 2010, respectively.  The carrying value of these investments was $309 at January 1, 2011.  The outstanding balance of the Senior Unsecured Term Loan was $53 at January 1, 2011.

3.	Acquisition

Pliant Corporation

In December 2009, the Company obtained control of 100% of the capital stock of Pliant Corporation (“Pliant”) upon Pliant’s emergence from reorganization pursuant to a proceeding under Chapter 11 of the Bankruptcy Code for a purchase price of approximately $600 ($574, net of cash acquired).   Pliant is a leading manufacturer of value-added films and flexible packaging for food, personal care, medical, agricultural and industrial applications.  The acquisition was accounted for as a business combination using the purchase method of accounting.  The Company has recognized goodwill on this transaction as a result of expected synergies.  Goodwill will not be deductible for tax purposes.  The following table summarizes the final allocation of purchase price and the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition:

Working capital	$128
Property and equipment	242
Intangible assets	119
Goodwill	224
Other long-term liabilities	(113)
Net assets acquired	$600

Pro forma net sales and pro forma net loss for the quarterly period ended January 2, 2010 were $1,041 and $61, respectfully.  The pro forma net sales and net loss assume that the Pliant acquisition had occurred as of the beginning of the respective periods.

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

Superfos Packaging, Inc.

In December 2009, the Company acquired 100% of the outstanding common stock of Superfos Packaging, Inc., a manufacturer of injection molded plastic rigid open top containers and other plastic packaging products primarily for food, industrial and personal care end markets.  The newly added business is primarily operated in the Company’s Rigid Open Top reporting segment.  The purchase price was approximately $82 ($80, net of cash acquired) and was funded from cash on hand and the revolving line of credit.  Pro forma results have not been presented, as they do not differ materially from reported historical results.

4.	Restructuring

The table below sets forth the Company’s estimate of the total cost of recent restructuring programs, the cumulative portion recognized through January 1, 2011 and the portion expected to be recognized in a future period:

	Expected Total Costs	Recognized through January 1, 2011	To be Recognized in Future
Severance and termination benefits	$19	$19	$—
Facility exit costs	42	39	3
Asset impairment	60	60	—
Other	4	4	—
Total	$125	$122	$3

The Company incurred restructuring costs related to severance, asset impairment and facility exit costs of $21 and $7 for the quarterly periods ended as of January 1, 2011 and January 2, 2010, respectively.

The tables below sets forth the significant components of the restructuring charges recognized for the quarterly periods ended January 1, 2011 and January 2, 2010, by segment:

	Quarterly Period Ended January 1, 2011
	Tapes, Bags and Coatings	SpecialtyFilms	Total
Severance and termination benefits	$—	$3	$3
Facility exit costs	3	—	3
Asset impairment	12	3	15
Restructuring and impairment charges	$15	$6	$21

	Quarterly Period Ended January 2, 2010
	SpecialtyFilms	Rigid Open Top	Total
Severance and termination benefits	$4	$—	$4
Facility exit costs	1	2	3
Restructuring and impairment charges	$5	$2	$7

The table below sets forth the activity with respect to the restructuring accrual at October 2, 2010 and January 1, 2011:
	Employee Severance and Benefits		Facilities Exit Costs	Non-cash		Total
Balance at fiscal year end 2009	$	―	$3	$	―	$3
Charges		8	14		19	41
Non-cash asset impairment		―	―		(19)	(19)
Acquisition liability assumed		1	―		―	1
Cash payments		(6)	(14)		―	(20)
Balance at October 2, 2010		3	3		―	6

Charges		3	3		15	21
Non-cash asset impairment		―	―		(15)	(15)
Cash payments		(3)	(3)		―	(6)
Balance at January 1, 2011		$3	$3	$	―	$6

5.	Accrued Expenses and Other Current Liabilities

The following table sets forth the totals included in Accrued expenses and other current liabilities on the Consolidated Balance Sheets.

	January 1, 2011	October 2, 2010
Employee compensation, payroll and other taxes	$60	$80
Interest	41	54
Restructuring	6	6
Rebates	65	50
Other	72	80
	$244	$270

6.	Long-Term Debt

Long-term debt consists of the following:

	Maturity Date	January 1, 2011	October 2, 2010
Term loan	April 2015	$1,155	$1,158
Revolving line of credit	April 2013	—	—
First Priority Senior Secured Floating Rate Notes	February 2015	681	681
8¼% First Priority Senior Secured Notes	November 2015	370	370
8⅞% Second Priority Senior Secured Notes	September 2014	—	773
Second Priority Senior Secured Floating Rate Notes	September 2014	212	212
9 1/2% Second Priority Senior Secured Notes	May 2018	500	500
9 ¾% Second Priority Senior Secured Notes	January 2021	800	—
11% Senior Subordinated Notes	September 2016	455	455
10¼% Senior Subordinated Notes	March 2016	168	168
Debt discount, net		(16)	(33)
Capital leases and other	Various	85	90
		4,410	4,374
Less current portion of long-term debt		(28)	(29)
		$4,382	$4,345

The current portion of long-term debt consists of $12 of principal payments on the term loan and $16 of principal payments related to capital lease obligations.  The Company was in compliance with its covenants as of January 1, 2011.

At January 1, 2011, there was no outstanding balance on the revolving line of credit and $38 in letters of credit outstanding.  At January 1, 2011, the Company had unused borrowing capacity of $444 (net of defaulting lenders) under the revolving line of credit subject to the solvency of the Company’s lenders to fund their obligations and the Company’s borrowing base calculations.

9¾% Second Priority Senior Secured Notes
In November 2010, the Company completed a private placement of $800 aggregate principal amount of 9¾% Second Priority Senior Secured Notes due in January 2021. In connection with the private placement we conducted tender offers to purchase, for cash, our 8⅞% Second Priority Senior Secured Notes due in 2014.  The private placement resulted in the Company recording non-cash write offs of $14 for deferred financing fees, $17 of debt discounts and cash premiums of $37 included in Loss on extinguishment of debt in the Consolidated Statement of Operations.  The proceeds of this offering were used to fund the repurchase of the 8⅞% Second Priority Senior Secured Notes pursuant to the tender offers and subsequent redemption of such notes.

The Company’s $800 in aggregate principal amount of 9¾% second priority senior secured notes mature in 2021.  No principal payments are required prior to maturity.  Interest on the notes is due semi-annually on January 15 and July 15, commencing in July 2011.  The notes are guaranteed on a second priority secured basis by substantially all of the Company’s existing and future guarantor subsidiaries that secure its obligations under its senior secured credit facilities, subject to certain exceptions and rank equally in right of payment to all existing and future senior secured indebtedness.  The Company was in compliance with all covenants at January 1, 2011.

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

Cash Flow Hedging Strategy
For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is reported as a component of Accumulated other comprehensive loss and reclassified into earnings in the same line item associated with the forecasted transaction and in the same period or periods during which the hedged transaction affects earnings.

In August 2007, the Company entered into two separate interest rate swap transactions to protect $600 of the outstanding variable rate term loan debt from future interest rate volatility (the “2007 Swaps”).  The swap agreements became effective in November 2007.  The first agreement had a notional amount of $300 and became effective in November 2007 and swaps three month variable LIBOR contracts for a fixed two year rate of 4.875% and expired in November 2009.  The second agreement had a notional amount of $300 and became effective in November 2007 and swaps three month variable LIBOR contracts for a fixed three year rate of 4.920% and expired in November 2010.  In 2008, the Company began utilizing 1-month LIBOR contracts for the underlying senior secured credit facility.  The Company’s change in interest rate selection caused the Company to lose hedge accounting on both of the interest rate swaps.  The Company recorded changes in fair value in the Consolidated Statement of Operations and amortized the previously recorded unrealized loss in Accumulated other comprehensive loss to Interest expense through the end of the respective swap agreements.

During the quarter, the Company entered into two separate interest rate swap transactions to protect $1 billion of the outstanding variable rate term loan debt from future interest rate volatility (the “2010 Swaps”).  The first agreement had a notional amount of $500 and became effective in November 2010.  The agreement swaps three month variable LIBOR contracts for a fixed three year rate of 0.8925% and expires in November 2013.  The second agreement had a notional amount of $500 and became effective in December 2010.  The agreement swaps three month variable LIBOR contracts for a fixed three year rate of 1.0235% and expires in November 2013.  The counterparties to these agreements are with global financial institutions.  The Company accounts for the swaps as qualifying cash flow hedges.

	Liability Derivatives
Derivatives not designated as hedging instruments under FASB guidance	Balance Sheet Location	January 1, 2011		October 2, 2010
Interest rate swaps – 2007 Swaps	Accrued exp and other current liabilities	$	―	$1

	Asset Derivatives
Derivatives designated as hedging instruments under FASB guidance	Balance Sheet Location	January 1, 2011	October 2, 2010
Interest rate swaps – 2010 Swaps	Other assets	$5	$	―

The effect of the derivative instruments on the Consolidated Statement of Operations for the quarterly period ended January 1, 2011, are as follows:

		Quarterly Period Ended
	Statement of Operations Location	January 1, 2011	January 2, 2010
Derivatives not designated as hedging instruments under FASB guidance
Interest rate swaps – 2007 Swaps	Other income	$(1)	$(4)
	Interest expense	$1	$2

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

The Company’s interest rate swap fair values were determined using Level 2 inputs as other significant observable inputs were not available.

The Company’s financial instruments consist primarily of cash, investments, long-term debt, interest rate swap agreements and capital lease obligations.  The fair value of our investments exceeded book value by $159 and $172 at January 1, 2011 and October 2, 2010, respectively.  The following table summarized our long-term indebtedness for which the book value was in excess of the fair value based on quoted market prices:

	January 1, 2011	October 2, 2010
First Priority Senior Secured Floating Rate Notes	4	34
8⅞% Second Priority Senior Secured Notes	n/a	17
9 ½% Second Priority Senior Secured Notes	—	31
Second Priority Senior Secured Floating Rate Notes	25	32
11% Senior Subordinated Notes	5	34
10 ¼% Senior Subordinated Notes	2	13

8. Income Taxes

The effective tax rate from continuing operations was 35% and 23% for the quarterly periods ended January 1, 2011 and January 2, 2010, respectively.  A reconciliation of income tax benefit, computed at the federal statutory rate, to income tax benefit, as provided for in the financial statements, is as follows:

	Quarterly Period Ended
	January 1, 2011	January 2, 2010
Income tax benefit computed at statutory rate	$(37)	$(13)
State income tax benefit, net of federal taxes	(1)	(1)
Change in valuation allowance	1	1
Non-deductible ASC 805 Costs	—	4
Income tax benefit	$(37)	$(9)

9. Operating Segments

Berry’s operations are organized into four reporting segments: Rigid Open Top, Rigid Closed Top, Specialty Films and Tapes, Bags and Coatings.  The Company has manufacturing and distribution centers in the United States, Canada, Mexico, Belgium, Australia, Germany and India.  The North American operation represents 92% of the Company’s net sales, 99% of total long-lived assets and 96% of the total assets.  Selected information by reportable segment is presented in the following table:

	Quarterly Period Ended
	January 1, 2011	January 2, 2010
Net sales:
Rigid Open Top	$283	$262
Rigid Closed Top	226	230
Specialty Films	395	213
Tapes, Bags and Coatings	137	175
Total net sales	$1,041	$880
Operating income (loss):
Rigid Open Top	$23	$22
Rigid Closed Top	16	16
Specialty Films	(5)	(26)
Tapes, Bags and Coatings	(16)	—
Total operating income	$18	$12
Depreciation and amortization:
Rigid Open Top	$24	$23
Rigid Closed Top	23	23
Specialty Films	25	14
Tapes, Bags and Coatings	11	11
Total depreciation and amortization	$83	$71

	January 1, 2011	October 2, 2010
Total assets:
Rigid Open Top	$1,953	$2,019
Rigid Closed Top	1,632	1,647
Specialty Films	1,371	1,410
Tapes, Bags and Coatings	515	554
Total assets	$5,471	$5,630

Goodwill:
Rigid Open Top	$690	$691
Rigid Closed Top	772	771
Specialty Films	239	238
Tapes, Bags and Coatings	—	—
Total goodwill	$1,701	$1,700

10.      Condensed Consolidating Financial Information

The Company has 8¼% First Priority Senior Secured Notes, First Priority Senior Secured Floating Rate Notes, Second Priority Senior Secured Floating Rate Notes, 9¾% Second Priority Senior Secured Notes, 9½% Second Priority Senior Secured Notes and 10¼% Senior Subordinated Notes outstanding which are fully, jointly, severally, and unconditionally guaranteed by substantially all of Berry’s domestic subsidiaries.  Separate narrative information or financial statements of the guarantor subsidiaries have not been included because they are 100% wholly owned by the parent company and the guarantor subsidiaries unconditionally guarantee such debt on a joint and several basis.  Presented below is condensed consolidating financial information for the parent company, guarantor subsidiaries and non-guarantor subsidiaries.  The equity method has been used with respect to investments in subsidiaries.  The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

	January 1, 2011
	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Consolidating Balance Sheet
Current assets	$358	$701	$116	$—	$1,175
Net property and equipment	159	893	72	—	1,124
Other noncurrent assets	4,358	2,581	452	(4,219)	3,172
Total assets	$4,875	$4,175	$640	$(4,219)	$5,471

Current liabilities	$224	$303	$44	$(4)	$567
Noncurrent liabilities	4,454	341	24	(112)	4,712
Equity (deficit)	197	3,531	572	(4,103)	197
Total liabilities and equity (deficit)	$4,875	$4,175	$640	$(4,219)	$5,471

	October 2, 2010
	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Consolidating Balance Sheet
Current assets	$405	$788	$122	$—	$1,315
Net property and equipment	179	894	73	—	1,146
Other noncurrent assets	4,348	2,597	428	(4,204)	3,169
Total assets	$4,932	$4,279	$623	$(4,204)	$5,630

Current liabilities	$264	$353	$45	$(1)	$661
Noncurrent liabilities	4,411	388	24	(111)	4,712
Equity (deficit)	257	3,538	554	(4,092)	257
Total liabilities and equity (deficit)	$4,932	$4,279	$623	$(4,204)	$5,630

	Quarterly Period Ended January 1, 2011
	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net sales	$172	$782	$87	$—	$1,041
Cost of sales	158	668	76	—	902
Selling, general and administrative expenses	13	70	7	—	90
Restructuring and impairment charges, net	15	6	—	—	21
Other operating expenses	1	8	1	—	10
Operating income (loss)	(15)	30	3	—	18
Loss on extinguishment of debt	68	—	—	—	68
Other income	(2)	—	—	—	(2)
Interest expense, net	13	61	(16)	—	58
Equity in net income of subsidiaries	(25)	—	—	25	—
Income (loss) before income taxes	(69)	(31)	19	(25)	(106)
Income tax expense (benefit)	—	(39)	2	—	(37)
Net income (loss)	$(69)	$8	$17	$(25)	$(69)

Consolidating Statement of Cash Flows
Net cash flow from operating activities	$10	$38	$1	$—	$49
Investing activities:
Purchase of property, plant, and equipment	(4)	(40)	(2)	—	(46)
Proceeds from disposal of assets	—	1	—	—	1
Acquisition of business net of cash acquired	(2)	—	—	—	(2)
Net cash flow from investing activities	(6)	(39)	(2)	—	(47)
Financing activities:
Proceeds from long-term borrowings	800	—	—	—	800
Payments on long-term borrowings	(818)	—	—	—	(818)
Debt financing costs	(15)	—	—	—	(15)
Equity contributions (distributions), net	3	—	—	—	3
Net cash flow from financing activities	(30)	—	—	—	(30)
Effect of exchange rate changes on cash	—	—	—	—	—
Net decrease in cash	(26)	(1)	(1)	—	(28)
Cash at beginning of period	132	2	14	—	148
Cash at end of period	$106	$1	$13	$—	$120

	Quarterly Period Ended January 2, 2010
	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net sales	$196	$625	$59	$—	$880
Cost of sales	182	516	49	—	747
Selling, general and administrative expenses	16	65	7	—	88
Restructuring and impairment charges, net	1	5	1	—	7
Other operating expenses	1	23	2	—	26
Operating income (loss)	(4)	16	—	—	12
Other income	(4)	—	—	—	(4)
Interest expense, net	83	(16)	(13)	—	54
Equity in net income of subsidiaries	(54)	—	—	54	—
Income (loss) before income taxes	(29)	32	13	(54)	(38)
Income tax expense (benefit)	—	(10)	1	—	(9)
Net income (loss)	$(29)	$42	$12	$(54)	$(29)

Consolidating Statement of Cash Flows
Net cash flow from operating activities	$2	$57	$7	$—	$66
Investing activities:
Purchase of property, plant, and equipment	(7)	(54)	(1)	—	(62)
Proceeds from disposal of assets	—	1	—	—	1
Investment in Berry Group, Inc.	—	—	(2)	—	(2)
Acquisition of business net of cash acquired	(644)	—	—	—	(644)
Net cash flow from investing activities	(651)	(53)	(3)	—	(707)
Financing activities:
Proceeds from long-term borrowings	684	—	2	—	686
Payments on long-term borrowings	(8)	—	—	—	(8)
Debt financing costs	(25)	—	—	—	(25)
Equity contributions (distributions), net	(2)	—	2	—	—
Net cash flow from financing activities	649	—	4	—	653
Effect of exchange rate changes on cash	—	—	—	—	—
Net increase in cash	—	4	8	—	12
Cash at beginning of period	7	—	3	—	10
Cash at end of period	$7	$4	$11	$—	$22

11.      Contingencies and Commitments

The Company is party to various legal proceedings involving routine claims which are incidental to the business.  Although the legal and financial liability with respect to such proceedings cannot be estimated with certainty, the Company believes that any ultimate liability would not be material to the business, financial condition, results of operations or cash flows of the Company.

12.      Recent Financial Accounting Standards

In January, 2010, the FASB issued an amendment to standard “Fair Value Measurements and Disclosure,” to require reporting entities to separately disclose the amounts and business rationale for significant transfers in and out of Level 1 and Level 2 fair value measurements and separately present information regarding purchase, sale, issuance, and settlement of Level 3 fair value measures on a gross basis. This standard, for which the Company is currently assessing the impact, is effective for interim and annual reporting periods beginning after December 15, 2009 with the exception of disclosures regarding the purchase, sale, issuance, and settlement of Level 3 fair value measures which are effective for fiscal years beginning after December 15, 2010. We implemented the new standard effective in fiscal 2011.  The adoption did not have an impact on our consolidated financial statements.

Item 2.
Management’s Discussion and Analysis of Financial Condition and
Results of Operations (dollar amounts in millions)

Unless the context requires otherwise, references in this Management's Discussion and Analysis of Financial Condition and Results of Operations to “Company” refer to Berry Plastics Corporation, references to “we,” “our” or “us” refer to Berry Plastics Corporation together with its consolidated subsidiaries, after giving effect to the transactions described in the next paragraph.  You should read the following discussion in conjunction with the consolidated financial statements of the Company and its subsidiaries and the accompanying notes thereto, which information is included elsewhere herein.  The Company is a wholly owned subsidiary of Berry Plastics Group, Inc.  This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in our Form 10-K filed with the SEC for the fiscal year ended October 2, 2010 section titled “Risk Factors” and other risk factors identified from time to time in our periodic filings with the Securities and Exchange Commission.  Our actual results may differ materially from those contained in any forward-looking statements.  You should read the explanation of the qualifications and limitations on these forward-looking statements referenced within this report.

Acquisitions

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

Recent Developments

In September 2010, Ira Boots announced his retirement as Chief Executive Officer and Chairman. The Company and Mr. Boots have reached an agreement pursuant to which Mr. Boots will continue to serve in a consulting role and will remain a member of the Board of Directors. Dr. Jonathan Rich assumed the role of Chairman and Chief Executive Officer of Berry in October 2010. Prior to becoming CEO of Berry, Dr. Rich served as President and Chief Executive Officer of Momentive Performance Materials, Inc. Prior to Momentive, Dr. Rich held executive positions at Goodyear Tire and Rubber including President of Goodyear North American Tire and President of Goodyear Chemical. Dr. Rich began his career at General Electric in 1982 where he was employed for nearly 20 years in a variety of R&D, operational and executive roles.

In November 2010, the Company completed a private placement of $800 aggregate principal amount of 9¾% Second Priority Senior Secured Notes due in January 2021. In connection with the private placement we conducted tender offers to purchase for cash any and all of our outstanding 8⅞% Second Priority Senior Secured Notes due in 2014.  We also called for redemption all notes not validly tendered in the tender offers.  We used the proceeds of the new notes offering along with cash on hand to fund the repurchase of the notes pursuant to the tender offers and subsequent redemption of such notes.

During the quarter, the Company entered into two separate interest rate swap transactions to protect $1 billion of the outstanding variable rate term loan debt from future interest rate volatility.  The first agreement had a notional amount of $500 and swaps three month variable LIBOR contracts for a fixed three year rate of 0.8925%.  The second agreement had a notional amount of $500 and swaps three month variable LIBOR contracts for a fixed three year rate of 1.0235%.  Both agreements expire in 2013.

Executive Summary

Business.  The Company operates four operating segments: Rigid Open Top, Rigid Closed Top, Specialty Films, and Tapes, Bags and Coatings.  The Rigid Open Top segment sells products in three categories including containers, foodservice items and home and party.  The Rigid Closed Top segment sells products in three categories including closures and overcaps, bottles and prescription containers and tubes.  The Specialty Films segment sells primarily agricultural film, stretch film, shrink film, engineered film, personal care film, flexible packaging products and PVC film to the agricultural, horticultural, institutional, foodservice, personal care, industrial and retail markets.  Our Tapes, Bags and Coatings segment sells specialty adhesive products, flexible packaging, trash bags and building materials to a variety of different industries including building and construction, retail, automotive, industrial and medical markets.

Raw Material Trends. Our primary raw material is plastic resin.  Polypropylene and polyethylene account for more than 90% of our plastic resin pound purchases.  The average industry prices, as published in industry sources, per pound by fiscal quarter were as follows:

	Polyethylene Butene Film			Polypropylene
	2011	2010	2009	2011	2010	2009
1st quarter	$.83	$.71	$.67	$.78	$.70	$.56
2nd quarter	—	.82	.59	—	.82	.46
3rd quarter	—	.83	.64	—	.84	.53
4th quarter	—	.77	.68	—	.77	.67

Plastic resins are subject to price fluctuations, including those arising from supply shortages and changes in the prices of natural gas, crude oil and other petrochemical intermediates from which resins are produced.

Outlook. The Company is impacted by general economic and industrial growth, housing starts, plastic resin availability and affordability, and general industrial production. Our business has both geographic and end market diversity which reduces the impact of any one of these factors on our overall performance. We are impacted by our ability to maintain selling prices, manage fluctuations in raw material pricing and adapt to volume changes of our customers.  We expect continued strength in our drink cup product lines, which would have a positive impact on volumes in our Rigid Open Top segment.  In addition, we incurred a dramatic increase in polypropylene resin prices starting in January 2011 which will have a negative impact on earnings primarily in our rigid segments.  We are constantly focused on improving our overall profitability by implementing cost reduction programs for our manufacturing, selling and general and administrative expenses in order to manage inflationary cost pressures.

Results of Operations

Comparison of the Quarterly Period Ended January 1, 2011 (the “Quarter”) and the Quarterly Period Ended January 2, 2010 (the “Prior Quarter”)

Net Sales.  Net sales increased by 18% to $1,041 for the Quarter from $880 for the Prior Quarter.  This $161 increase includes an acquisition volume increase of 20% and net selling price increases of 5% partially offset by a base volume decrease of 7%.  The base volume decline is partially attributed to the quarterly period ended January 1, 2011 being a thirteen week period compared to a fourteen week period for the quarterly period ended January 2, 2010.  The following discussion in this section provides a comparison of net sales by business segment.

	Quarterly Period Ended
	January 1, 2011	January 2, 2010	$ Change	% Change
Net sales:
Rigid Open Top	$283	$262	$21	8%
Rigid Closed Top	226	230	(4)	(2%)
Specialty Films	395	213	182	85%
Tapes, Bags and Coatings	137	175	(38)	(22%)
Total net sales	$1,041	$880	$161	18%

Net sales in the Rigid Open Top segment increased from $262 in the Prior Quarter to $283 in the Quarter as a result of net selling price increases of 6% and acquisition growth attributed to Superfos partially offset by a base volume decline of 2%.  The base volume decline is primarily attributed to the change in period weeks described above partially offset by increased sales in thermoformed drink cup and housewares product lines.  Net sales in the Rigid Closed Top business decreased from $230 in the Prior Quarter to $226 in the Quarter as a result of base volume decline of 7% partially offset by net selling price increases of 5%.  The base volume decline is primarily attributed to the change in period weeks described above.  The Specialty Films business net sales increased from $213 in the Prior Quarter to $395 in the Quarter as a result of net selling price increases of 6% and acquisition volume growth attributed to Pliant.  The base volume growth is primarily attributed to increased sales in our custom and stretch film product lines partially offset by the change in the period weeks described above.  Net sales in the Tapes, Bags and Coatings business decreased from $175 in the Prior Quarter to $137 in the Quarter primarily attributed to a base volume decline of 24% partially offset by net selling price increases of 2%.  The base volume decline is primarily attributed to the change in period weeks described above and decreased sales in our retail waste bag and sheeting product lines.

Operating Expenses.  Cost of goods sold increased by $155 to $902 (87% of net sales) for the Quarter from $747 (85% of net sales) for the Prior Quarter primarily as a result of the acquisition growth attributed to Pliant and Superfos.  Selling, general and administrative expenses increased by $2 to $90 for the Quarter from $88 for the Prior Quarter primarily as a result of the 18% sales growth noted above and increased amortization of intangibles due to the Pliant and Superfos acquisition partially offset by cost reductions.  Restructuring and impairment charges increased by $14 to $21 in the Quarter compared to $7 in the Prior Quarter primarily due to $15 of non-cash asset impairment charges in the quarter related to closed facilities.  Other operating expenses decreased by $16 to $10 in the Quarter compared to $26 in the Prior Quarter primarily due to $19 of acquisition costs related to Pliant and Superfos in the Prior Quarter.

Operating Income. Operating income increased $6 from $12 in the Prior Quarter to $18 in the Quarter.  The following discussion in this section provides a comparison of operating income by business segment.

	Quarterly Periods Ended
	January 1, 2011	January 2, 2010	$ Change	% Change
Operating income (loss):
Rigid Open Top	$23	$22	$1	5%
Rigid Closed Top	16	16	—	—%
Specialty Films	(5)	(26)	21	81%
Tapes, Bags and Coatings	(16)	—	(16)	n/a %
Total operating income	$18	$12	$6	50%

Operating income for the Rigid Open Top business increased from $22 for the Prior Quarter to $23 in the Quarter.  This $1 increase is the result of acquisition volume growth attributed to Superfos.  Operating income for the Rigid Closed Top business remained $16 for the Quarter.  Operating loss for the Specialty Films business decreased from an operating loss of $26 for the Prior Quarter to an operating loss of $5 in the Quarter.  The $21 improvement is primarily attributable to Pliant transaction costs of $19 incurred in the Prior Quarter. The Tapes, Bags and Coatings business had an operating loss of $16 in the Quarter primarily attributed to $12 of non-cash asset impairment charges related to closed facilities.

Loss on Extinguishment of Debt. Loss on extinguishment of $68 in the Quarter is primarily attributed to write-off of deferred financing fees, debt discount and the premiums paid related to the debt extinguishment of the Company’s 8⅞% Second Priority Senior Secured Notes.

Other Income. Other income decreased $2 in the Quarter primarily attributed to the fair value adjustment for our 2007 Swaps which expired in the Quarter.

Interest Expense.  Interest expense increased by $10 in the Quarter primarily as a result of increased borrowings to finance the Pliant and Superfos acquisitions.

Interest Income.  Interest income of $22 recorded in the Quarter is primarily attributed to the non-cash interest and accretion income from our investments in Berry Group’s senior unsecured term loan.

Income Tax Benefit.  For the Quarter, we recorded an income tax benefit of $37 or an effective tax rate of 35% compared to an income tax benefit of $9 or an effective tax rate of 24% in the Prior Quarter.  The change in our effective tax rate primarily relates to the non-deductibility of certain acquisition costs in the Prior Quarter.

Net Loss.  Net loss was $69 for the Quarter compared to a net loss of $29 for the Prior Quarter for the reasons discussed above.

Liquidity and Capital Resources

Senior Secured Credit Facility
The Company’s senior secured credit facilities consist of $1,200 term loan and $482 asset based revolving line of credit, net of defaulting lenders.  The availability under the revolving line of credit is the lesser of $500 or based on a defined borrowing base which is calculated based on available accounts receivable and inventory.  The term loan matures in April 2015 and the revolving line of credit matures in April 2013.  The revolving line of credit allows up to $100 of letters of credit to be issued instead of borrowings under the revolving line of credit.  At January 1, 2011, the Company had $120 of cash and no outstanding balance on the revolving credit facility providing unused borrowing capacity of $444 under the revolving line of credit subject to the solvency of our lenders to fund their obligations and our borrowing base calculations.

Our fixed charge coverage ratio, as defined in the revolving credit facility, is calculated based on a numerator consisting of Adjusted EBITDA less pro forma adjustments, income taxes paid in cash and capital expenditures, and a denominator consisting of scheduled principal payments in respect of indebtedness for borrowed money, interest expense and certain distributions.  We are obligated to sustain a minimum fixed charge coverage ratio of 1.0 to 1.0 under the revolving credit facility at any time when the aggregate unused capacity under the revolving credit facility is less than 10% of the lesser of the revolving credit facility commitments and the borrowing base (and for 10 business days following the date upon which availability exceeds such threshold) or during the continuation of an event of default.  At January 1, 2011, the Company had unused borrowing capacity of $444 under the revolving credit facility subject to a borrowing base and thus was not subject to the minimum fixed charge coverage ratio covenant.  Our fixed charge ratio as of January 1, 2011 was 1.3 to 1.0.

Despite not having financial maintenance covenants, our debt agreements contain certain negative covenants.  The failure to comply with these negative covenants could restrict our ability to incur additional indebtedness, effect acquisitions, enter into certain significant business combinations, make distributions or redeem indebtedness.  The term loan facility contains a negative covenant first lien secured leverage ratio covenant of 4.0 to 1.0 on a pro forma basis for a proposed transaction, such as an acquisition or incurrence of additional first lien debt.  Our first lien secured leverage ratio was 3.5 to 1.0 as of January 1, 2011.

A key financial metric utilized in the calculation of the first lien leverage ratio is Adjusted EBITDA.  The following table reconciles our Adjusted EBITDA for the twelve months ended January 1, 2011 to net loss.

Four Quarters ended January 1, 2011
Adjusted EBITDA	$594
Net interest expense	(236)
Depreciation and amortization	(330)
Income tax benefit	50
Business optimization expense	(33)
Restructuring and impairment (a)	(55)
8⅞% Second Priority Notes extinguishment (b)	(68)
Other (c)	5
Unrealized cost reductions	(35)
Net loss	$(108)

Cash flow from operating activities	$95
Cash flow from investing activities	$(217)
Cash flow from financing activities	$220

(a)	Includes $33 of non-cash asset impairments
(b)	Includes $14 of non-cash write off of deferred financing fees, $17 of non-cash write off of debt discount and $37 of premiums paid for extinguishment of debt
(c)	Includes non-cash income partially offset by $8 of management fees

For comparison purposes, the following table reconciles our Adjusted EBITDA for the quarterly period ended January 1, 2011 and January 2, 2010.

	Quarterly Period Ended
	January 1, 2011	January 2, 2010
Adjusted EBITDA	$138	$158
Net interest expense	(58)	(54)
Depreciation and amortization	(83)	(71)
Income tax benefit	37	9
Business optimization expense	(10)	(25)
Restructuring and impairment (a)	(21)	(7)
8⅞% Second Priority Notes extinguishment (b)	(68)	—
Other	(1)	2
Pro forma acquisitions	—	(15)
Unrealized cost reductions	(3)	(26)
Net loss	$(69)	$(29)

Cash flow from operating activities	$49	$66
Cash flow from investing activities	$(47)	$(707)
Cash flow from financing activities	$(30)	$653
                                                                          (a)   Quarterly period ended January 1, 2011 includes $15 of non-cash asset impairments
(b) Quarterly period ended January 1, 2011 includes $14 of non-cash write off of deferred financing fees, $17 of non-cash write off of debt discount and $37 of premiums paid for extinguishment of debt

While the determination of appropriate adjustments in the calculation of Adjusted EBITDA is subject to interpretation under the terms of our senior secured credit facilities, management believes the adjustments described above are in accordance with the covenants in the senior secured credit facilities.  Adjusted EBITDA should not be considered in isolation or construed as an alternative to our net loss, operating cash flows or other measures as determined in accordance with GAAP.  In addition, other companies in our industry or across different industries may calculate bank covenants and related definitions differently than we do, limiting the usefulness of our calculation of Adjusted EBITDA as a comparative measure.

Cash Flows
Net cash provided by operating activities was $49 for the Quarter compared to $66 for the Prior Quarter.  The decrease of $17 is primarily attributed to increased working capital partially offset by improved operations.

Net cash used for investing activities decreased from $707 for the Prior Quarter to $47 for the Quarter primarily as a result of the Pliant and Superfos acquisitions in the Prior Quarter.  Our capital expenditures are forecasted to be approximately $205 million for fiscal 2011 and will be funded from cash flows from operating activities and availability under our revolving credit facilities.

Net cash used for financing activities was $30 for the Quarter compared to net cash provided by financing activities of $653 for the Prior Quarter.  The change of $683 is primarily attributed to the borrowing of $370 of the 8¼% First Priority Senior Secured Notes and $250 of 8⅞% Second Priority Senior Secured Notes to fund the Pliant acquisition in the Prior Quarter and the net cash used for the debt extinguishment of the 8⅞% Second Priority Senior Secured Notes during the Quarter.

Based on our current level of operations, we believe that cash flow from operations and available cash, together with available borrowings under our senior secured credit facilities, will be adequate to meet our short-term liquidity needs over the next twelve months.  We base such belief on historical experience and the funds available under the senior secured credit facility.  However, we cannot predict our future results of operations and our ability to meet our obligations involves numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” section of our Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended October 2, 2010.  In particular, increases in the cost of resin which we are unable to pass through to our customers on a timely basis or significant acquisitions could severely impact our liquidity.

Accounts Receivable and Inventory

	January 1, 2011	October 2, 2010
Net Sales (last 12 months)	$4,418	$4,257
Average Accounts Receivable	417	409
AR Turnover Rate (a)	10.6	10.4

Cost of Goods Sold (last 12 months)	$3,822	$3,667
Average Inventory	512	479
Inventory Turnover Rate (b)	7.5	7.7
                   (a) Accounts Receivable Turnover Rate = Revenue for the last twelve months divided by average accounts receivable.
                   (b) Inventory Turnover Rate = Cost of goods sold for the last twelve months divided by average ending inventory.

Critical Accounting Policies

We disclosed those accounting policies that we consider to be significant in determining the amounts to be utilized for communicating our consolidated financial position, results of operations and cash flows in the Form 10-K filed with the SEC for the fiscal year ended October 2, 2010.  Our discussion and analysis of our financial condition and results of operations are based on our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of financial statements in conformity with these principles requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes.  Actual results are likely to differ from these estimates, but management does not believe such differences will materially affect our financial position or results of operations, although no assurance can be given as to such affect.  The following critical accounting policies have been updated for the period ended January 1, 2011.

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

The following table presents carrying value as of our most recent evaluation for impairment of goodwill compared to Goodwill by reportable segment:

	Carrying Value as of	Goodwill as of
	July 4, 2010	January 1, 2011	January 2, 2010
Rigid Open Top	$1,754	$690	$704
Rigid Closed Top	1,517	772	770
Specialty Films	995	239	17

In accordance with our policy, we completed our most recent annual evaluation for impairment of goodwill as of the first day of the fourth fiscal quarter of 2010 and determined that no impairment existed. Our evaluation method included management estimates of cash flow projections based on an internal strategic review and comparable EBITDA multiples of our market peer companies to derive our fair values.  A decline of greater than 10% in the fair value of our segments could result in a potential impairment of goodwill or trademarks depending on revenue or earnings growth, the cost of capital and other factors we utilize to determine our segment and trademark fair values.  Growth by reporting unit varies from year-to-year between segments.  For purposes of these tests, the Rigid Open Top forecasted overall growth ranges between 2% and 5% in the following six years and 3.0% in the terminal year.  The Rigid Closed Top forecasted overall growth ranges between 3% and 8% in the following six years and 3.0% in the terminal year.  The Specialty Films forecasted overall growth ranges between 2% and 4% in the following six years and 3.0% in the terminal year.  We assumed that the Company would maintain capital spending sufficient to continue to increase efficiencies in production and have assumed that these efficiencies would be offset by other rising costs in selling, general and administrative expenses.  Given the uncertainty in economic trends, there can be no assurance that when we complete our future annual or other periodic reviews for impairment of goodwill that a material impairment charge will not be recorded. Goodwill and indefinite lived trademarks totaled $1,701 and $220 as of January 1, 2011, respectively.  There were no indicators of impairment in the first fiscal quarter of 2011.

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

Item 3.              Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

We are exposed to market risk from changes in interest rates primarily through our senior secured credit facilities, senior secured first priority notes and second priority senior secured notes.  Our senior secured credit facilities are comprised of (i) a $1,200 term loan and (ii) a $500 revolving credit facility.  At January 1, 2011, there was no outstanding balance on the revolving credit facility.  The net outstanding balance of the term loan was $1,155 at January 1, 2011.  Borrowings under our senior secured credit facilities bear interest, at our option, at either an alternate base rate or an adjusted LIBOR rate for a one-, two-, three- or six month interest period, or a nine- or twelve-month period, if available to all relevant lenders, in each case, plus an applicable margin.  The alternate base rate is the mean the greater of (i) Credit Suisse’s prime rate and (ii) one-half of 1.0% over the weighted average of rates on overnight Federal Funds as published by the Federal Reserve Bank of New York.  Our $681 of senior secured first priority notes accrue interest at a rate per annum, reset quarterly, equal to LIBOR plus 4.75%. Our second priority senior secured floating rate notes of $225 bear interest at a rate of LIBOR plus 3.875% per annum, which resets quarterly.

At January 1, 2011, the LIBOR rate of 0.30% was applicable to the term loan, first priority senior secured floating rate notes and second priority senior secured floating rate notes.  If the LIBOR rate increases 0.25% and 0.50%, we estimate an annual increase in our interest expense of $3 and $5, respectively.

During the quarter, the Company entered into two separate interest rate swap transactions to protect $1 billion of the outstanding variable rate term loan debt from future interest rate volatility.  The first agreement had a notional amount of $500 and became effective in November 2010.  The agreement swaps three month variable LIBOR contracts for a fixed three year rate of 0.8925% and expires in November 2013.  The second agreement had a notional amount of $500 and became effective in December 2010.  The agreement swaps three month variable LIBOR contracts for a fixed three year rate of 1.0235% and expires in November 2013.  The counterparties to these agreements are with global financial institutions.  The Company accounts for the swaps as qualifying cash flow hedges.  The fair value of these interest rate swaps are subject to movements in LIBOR and may fluctuate in future periods.  A .25% change in LIBOR would not have a material impact on the fair value of the interest rate swaps.

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

The Company's management, with the participation of the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures as of January 1, 2011.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of January 1, 2011, the design and operation of our disclosure controls and procedures were effective at the reasonable assurance level.

(b)	Changes in internal controls.

There was no change in our internal control over financial reporting that occurred during the quarter ended January 1, 2011.

Part II.  Other Information

Item 1.           Legal Proceedings

There has been no material changes in legal proceedings from the items disclosed in our Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended October 2, 2010.

Item 1A.        Risk Factors

You should carefully consider the risks described in our Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended October 2, 2010, including those under the heading “Risk Factors” and other information contained in this Quarterly Report before investing in our securities. Realization of any of these risks could have a material adverse effect on our business, financial condition, cash flows and results of operations.  There were no material changes in the Company’s risk factors since described in our Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended October 2, 2010.

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

Berry Plastics Corporation

February 15, 2011

By: /s/ James M. Kratochvil
   James M. Kratochvil

Chief Financial Officer (Principal Financial and Accounting Officer)