Form 10-Q
period 2011-05-11
BERRY PLASTICS CORP
filed 2011-05-16
CIK 919465

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[X]         Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 2, 2011
or
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

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes [   ]  No [X]

As of May 16, 2011, all of the outstanding 100 shares of the Common Stock, $.01 par value, of Berry Plastics Corporation were held by Berry Plastics Group, Inc.

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

Berry Plastics Corporation

Form 10-Q Index

For Quarterly Period Ended April 2, 2011

Berry Plastics Corporation
Consolidated Balance Sheets
(In Millions of Dollars)
	April 2, 2011	October 2, 2010
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$126	$148
Accounts receivable (less allowance for doubtful accounts of $12 at April 2, 2011 and $13 at October 2, 2010, respectively)	490	485
Inventories:
Finished goods	314	316
Raw materials and supplies	232	267
	546	583
Deferred income taxes	55	53
Prepaid expenses and other current assets	45	46
Total current assets	1,262	1,315

Property, plant and equipment:
Land, buildings and improvements	242	261
Equipment and construction in progress	1,613	1,546
	1,855	1,807
Less accumulated depreciation	743	661
	1,112	1,146

Goodwill, intangible assets and deferred costs	2,820	2,872
Other assets	349	297
	3,169	3,169
Total assets	$5,543	$5,630

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$311	$362
Accrued expenses and other current liabilities	286	270
Current portion of long-term debt	31	29
Total current liabilities	628	661

Long-term debt, less current portion	4,386	4,345
Deferred income taxes	189	223
Other long-term liabilities	138	144
Total liabilities	5,341	5,373

Commitments and contingencies
Stockholders' equity:
Parent company investment, net	628	627
Accumulated deficit	(418)	(347)
Accumulated other comprehensive loss	(8)	(23)
Total stockholders’ equity	202	257
Total liabilities and stockholders' equity	$5,543	$5,630

                See notes to consolidated financial statements.

Berry Plastics Corporation
Consolidated Statements of Operations
(Unaudited)
 (In Millions of Dollars)

	Quarterly Period Ended		Two Quarterly Periods Ended
	April 2, 2011	April 3, 2010	April 2, 2011	April 3, 2010
Net sales	$1,104	$1,056	$2,145	$1,935
Costs and expenses:
Cost of goods sold	939	913	1,841	1,660
Selling, general and administrative	96	88	186	176
Restructuring and impairment charges	10	3	31	9
Other operating expenses	7	6	17	33
Operating income	52	46	70	57

Loss on extinguishment of debt	—	—	68	—
Other income, net	—	(2)	(2)	(7)
Interest expense	80	72	160	142
Interest income	(26)	(18)	(48)	(35)
Net loss before income taxes	(2)	(6)	(108)	(43)
Income tax benefit	—	(2)	(37)	(10)
Net loss	$(2)	$(4)	$(71)	$(33)

                    See notes to consolidated financial statements.

Berry Plastics Corporation
Consolidated Statement of Changes in Stockholders' Equity
For the Quarterly Period Ended April 2, 2011 and April 3, 2010
(Unaudited)
(In Millions of Dollars)

	Parent Company Investment	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total	Comprehensive Income (Loss)
Balance at September 26, 2009	$629	$(28)	$(279)	$322
Stock compensation expense	1	—	—	1
Net transfers to parent	(1)	—	—	(1)
Derivative amortization	—	2	—	2
Net loss	—	—	(33)	(33)	$(33)
Currency translation	—	10	—	10	10
Balance at April 3, 2010	$629	$(16)	$(312)	$301	$(23)

	Parent Company Investment	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total	Comprehensive Income (Loss)
Balance at October 2, 2010	$627	$(23)	$(347)	$257
Stock compensation expense	1	—	—	1
Derivative amortization	—	1	—	1
Net loss	—	—	(71)	(71)	$(71)
Interest rate hedge, net of tax	—	5	—	5	5
Currency translation	—	9	—	9	9
Balance at April 2, 2011	$628	$(8)	$(418)	$202	$(57)

                    See notes to consolidated financial statements.

Berry Plastics Corporation
Consolidated Statements of Cash Flows
(Unaudited)
(In Millions of Dollars)

	Two Quarterly Periods Ended
	April 2, 2011	April 3, 2010
Operating activities
Net loss	$(71)	$(33)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	116	99
Amortization of intangibles	53	52
Non-cash interest expense	9	11
Non-cash interest income	(48)	(34)
Other non-cash expense (income)	15	(5)
Deferred income tax benefit	(39)	(12)
Loss on extinguishment of debt	68	—
Changes in operating assets and liabilities:
Accounts receivable, net	(2)	(19)
Inventories	39	(116)
Prepaid expenses and other assets	7	10
Accounts payable and other liabilities	(35)	90
Net cash provided by operating activities	112	43
Investing activities
Additions to property and equipment	(94)	(129)
Proceeds from disposal of assets	2	27
Investment in Berry Plastics Group debt securities	—	(18)
Acquisition of businesses, net of cash acquired	(2)	(646)
Net cash used for investing activities	(94)	(766)
Financing activities
Proceeds from long-term borrowings	800	777
Repayments on long-term borrowings	(824)	(14)
Debt financing costs	(16)	(26)
Transfers to parent, net	—	(1)
Net cash provided by (used for) financing activities	(40)	736
Effect of exchange rate changes on cash	—	—
Net increase (decrease) in cash	(22)	13
Cash at beginning of period	148	10
Cash at end of period	$126	$23

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

Related Party Transactions and Allocations
The Company has recorded management fees of $2 and $2 for the quarterly period ended and $4 and $3 for the two quarterly periods ended April 2, 2011 and April 3, 2010, respectively, charged by Apollo and other investors to Berry Group and recorded income taxes to push down the respective amounts that relate to the consolidated operations of the Company.  Parent company investment, net in our Consolidated Balance Sheets includes the equity from Berry Group that was invested in Berry by Apollo and other shareholders.  As part of the acquisition of Pliant Corporation (“Pliant”) during fiscal 2010, the Company paid to Apollo and Graham $6 of transaction costs which has been recorded in Other operating expenses in our Consolidated Statements of Operations.  In addition, as part of the Pliant transaction, Apollo and Graham received a combined cash liquidation settlement of approximately $22 for their pre-bankruptcy investment position in Pliant which was paid by the Company as part of the purchase price of Pliant.

As of April 2, 2011, BP Parallel LLC, a non-guarantor subsidiary of the Company, had invested $191 to purchase assignments of $548 of the Berry Group’s senior unsecured term loan (“Senior Unsecured Term Loan”).  The Company has the intent and ability to hold these securities to maturity.  The investment is stated at amortized cost and the discount is being accreted under the effective interest method to interest income until the maturity of the debt.  The Company has recorded their investment in Other assets in the Consolidated Balance Sheets and is recording the non-cash interest income and the accretion income from the discount on the purchase of Senior Unsecured Term Loan in Interest income in the Consolidated Statements of Operations.  The Company recognized interest and accretion income of $26 and $18 for the quarterly period ended and $48 and $34 for the two quarterly periods ended April 2, 2011 and April 3, 2010, respectively.  The carrying value of these investments was $335 at April 2, 2011.  The net outstanding balance of the Senior Unsecured Term Loan was $54 at April 2, 2011.

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

Working capital	$126
Property and equipment	242
Intangible assets	119
Goodwill	226
Other long-term liabilities	(113)
Net assets acquired	$600

Pro forma net sales and pro forma net loss for the two quarterly periods ended April 3, 2010 was $2,097 and $65, respectfully.  The pro forma net sales and net loss assume that the Pliant acquisition had occurred as of the beginning of the respective periods.

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

4.  Restructuring

The table below sets forth the Company’s estimate of the total cost of recent restructuring programs, the cumulative portion recognized through April 2, 2011 and the portion expected to be recognized in a future period:

	Expected Total Costs	Recognized through April 2, 2011	To be Recognized in Future
Severance and termination benefits	$25	$25	$—
Facility exit costs	45	42	3
Asset impairment	61	61	—
Other	4	4	—
Total	$135	$132	$3

The Company incurred restructuring costs related to severance, asset impairment and facility exit costs of $10 and $3 for the quarterly period ended and $31 and $9 for the two quarterly periods ended as of April 2, 2011 and April 3, 2010, respectively.

The tables below set forth the significant components of the restructuring charges recognized for the quarterly period ended and two quarterly periods ending April 2, 2011 and April 3, 2010, by segment:

	Quarterly Period Ended		Two Quarterly Periods Ended
	April 2, 2011	April 3, 2010	April 2, 2011	April 3, 2010
Rigid Open Top
Severance & termination benefits	$1	$—	$1	$—
Facility exit costs	—	2	—	3
Total	$1	$2	$1	$3

Rigid Closed Top
Severance & termination benefits	$2	$—	$2	$—
Total	$2	$—	$2	$—

Specialty Films
Severance & termination benefits	$2	$1	$5	$5
Facility exit costs	2	—	3	1
Asset impairment	1	—	4	—
Total	$5	$1	$13	$6

Tapes, Bags and Coatings
Severance & termination benefits	$1	$—	$1	$—
Facility exit costs	1	—	3	—
Asset impairment	—	—	12	—
Total	$2	$—	$15	$—

Consolidated
Severance & termination benefits	$6	$1	$9	$5
Facility exit costs	3	2	6	4
Asset impairment	1	—	16	—
Total	$10	$3	$31	$9

The table below sets forth the activity with respect to the restructuring accrual at October 2, 2010 and April 2, 2011:

	Employee Severance and Benefits		Facilities Exit Costs	Non-cash		Total
Balance at fiscal year end 2009	$	―	$3	$	―	$3
Charges		8	14		19	41
Non-cash asset impairment		―	―		(19)	(19)
Acquisition liability assumed		1	―		―	1
Cash payments		(6)	(14)		―	(20)
Balance at October 2, 2010		3	3		―	6

Charges		9	6		16	31
Non-cash asset impairment		―	―		(16)	(16)
Cash payments		(5)	(6)		―	(11)
Balance at April 2, 2011		$7	$3	$	―	$10

5.  Accrued Expenses and Other Current Liabilities

The following table sets forth the totals included in Accrued expenses and other current liabilities on the Consolidated Balance Sheets.

	April 2, 2011	October 2, 2010
Employee compensation, payroll and other taxes	$75	$80
Interest	75	54
Restructuring	10	6
Rebates	56	50
Other	70	80
	$286	$270

6.  Long-Term Debt

Long-term debt consists of the following:

	Maturity Date	April 2, 2011	October 2, 2010
Term loan	April 2015	$1,152	$1,158
Revolving line of credit	April 2013	—	—
First Priority Senior Secured Floating Rate Notes	February 2015	681	681
8¼% First Priority Senior Secured Notes	November 2015	370	370
8⅞% Second Priority Senior Secured Notes	September 2014	—	773
Second Priority Senior Secured Floating Rate Notes	September 2014	212	212
9 ½% Second Priority Senior Secured Notes	May 2018	500	500
9 ¾% Second Priority Senior Secured Notes	January 2021	800	—
11% Senior Subordinated Notes	September 2016	455	455
10¼% Senior Subordinated Notes	March 2016	168	168
Debt discount, net		(14)	(33)
Capital leases and other	Various	93	90
		4,417	4,374
Less current portion of long-term debt		(31)	(29)
		$4,386	$4,345

The current portion of long-term debt consists of $12 of principal payments on the term loan and $19 of principal payments related to capital lease obligations.  The Company was in compliance with its covenants as of April 2, 2011.

At April 2, 2011, there was no outstanding balance on the revolving line of credit and $37 in letters of credit outstanding.  At April 2, 2011, the Company had unused borrowing capacity of $445 (net of defaulting lenders) under the revolving line of credit subject to the solvency of the Company’s lenders to fund their obligations and the Company’s borrowing base calculations.

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

The Company’s $800 in aggregate principal amount of 9¾% Second Priority Senior Secured Notes mature in 2021.  No principal payments are required prior to maturity.  Interest on the notes is due semi-annually on January 15 and July 15, commencing in July 2011.  The notes are guaranteed on a second priority secured basis by substantially all of the Company’s existing and future guarantor subsidiaries that secure its obligations under its senior secured credit facilities, subject to certain exceptions and rank equally in right of payment to all existing and future senior secured indebtedness.  The Company was in compliance with all covenants at April 2, 2011.

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

In November 2010, the Company entered into two separate interest rate swap transactions to protect $1 billion of the outstanding variable rate term loan debt from future interest rate volatility (the “2010 Swaps”).  The first agreement had a notional amount of $500 and became effective in November 2010.  The agreement swaps three month variable LIBOR contracts for a fixed three year rate of 0.8925% and expires in November 2013.  The second agreement had a notional amount of $500 and became effective in December 2010.  The agreement swaps three month variable LIBOR contracts for a fixed three year rate of 1.0235% and expires in November 2013.  The counterparties to these agreements are global financial institutions.  The Company accounts for the swaps as qualifying cash flow hedges.

	Liability Derivatives
Derivatives not designated as hedging instruments under FASB guidance	Balance Sheet Location	April 2, 2011		October 2, 2010
Interest rate swaps – 2007 Swaps	Accrued exp and other current liabilities	$	―	$1

	Asset Derivatives
Derivatives designated as hedging instruments under FASB guidance	Balance Sheet Location	April 2, 2011	October 2, 2010
Interest rate swaps – 2010 Swaps	Other assets	$8	$	―

The effect of the derivative instruments on the Consolidated Statement of Operations for the quarterly period ended and two quarterly periods ended April 2, 2011 and April 3, 2010, are as follows:

		Quarterly Period Ended		Two Quarterly Periods Ended
		April 2, 2011	April 3, 2010	April 2, 2011	April 3, 2010
Derivatives not designated as hedging instruments under FASB guidance	Statement of Operations Location
Interest rate swaps – 2007 Swaps	Other income	$—	$(3)	$(1)	$(7)
	Interest expense	$—	$2	$1	$4

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

The Company’s financial instruments consist primarily of cash, investments, long-term debt, interest rate swap agreements and capital lease obligations.  The fair value of our investments exceeded book value by $142 and $172 at April 2, 2011 and October 2, 2010, respectively.  The following table summarized our long-term indebtedness for which the book value was in excess of the fair value based on quoted market prices:

	April 2, 2011	October 2, 2010
First Priority Senior Secured Floating Rate Notes	3	34
8⅞% Second Priority Senior Secured Notes	n/a	17
9 ½% Second Priority Senior Secured Notes	5	31
9 ¾% Second Priority Senior Secured Notes	12	n/a
Second Priority Senior Secured Floating Rate Notes	13	32
11% Senior Subordinated Notes	7	34
10 ¼% Senior Subordinated Notes	3	13

8.  Income Taxes

The effective tax rate from continuing operations was 34% and 23% for the two quarterly periods ended April 2, 2011 and April 3, 2010, respectively.  A reconciliation of income tax benefit, computed at the federal statutory rate, to income tax benefit, as provided for in the financial statements, is as follows:

	Quarterly Period Ended		Two Quarterly Periods Ended
	April 2, 2011	April 3, 2010	April 2, 2011	April 3, 2010
Income tax benefit computed at statutory rate	$(1)	$(2)	$(38)	$(15)
State income tax benefit, net of federal taxes	—	—	(1)	(1)
Change in valuation allowance	1	—	3	1
Non-deductible ASC 805 costs	—	—	—	4
Other	—	—	(1)	1
Income tax benefit	$—	$(2)	$(37)	$(10)

9.  Operating Segments

Berry’s operations are organized into four reporting segments: Rigid Open Top, Rigid Closed Top, Specialty Films and Tapes, Bags and Coatings.  The Company has manufacturing and distribution centers in the United States, Canada, Mexico, Belgium, Australia, Germany and India.  The North American operation represents 92% of the Company’s net sales, 99% of total long-lived assets and 95% of the total assets.  Selected information by reportable segment is presented in the following table:

	Quarterly Period Ended		Two Quarterly Periods Ended
	April 2, 2011	April 3, 2010	April 2, 2011	April 3, 2010
Net sales:
Rigid Open Top	$296	$277	$579	$539
Rigid Closed Top	254	233	480	462
Specialty Films	406	386	801	599
Tapes, Bags and Coatings	148	160	285	335
Total net sales	$1,104	$1,056	$2,145	$1,935
Operating income (loss):
Rigid Open Top	$31	$28	$54	$49
Rigid Closed Top	22	17	38	33
Specialty Films	(3)	3	(8)	(23)
Tapes, Bags and Coatings	2	(2)	(14)	(2)
Total operating income	$52	$46	$70	$57
Depreciation and amortization:
Rigid Open Top	$25	$24	$49	$46
Rigid Closed Top	23	23	46	46
Specialty Films	28	22	53	36
Tapes, Bags and Coatings	10	11	21	23
Total depreciation and amortization	$86	$80	$169	$151

	April 2, 2011	October 2, 2010
Total assets:
Rigid Open Top	$1,996	$2,019
Rigid Closed Top	1,658	1,647
Specialty Films	1,386	1,410
Tapes, Bags and Coatings	503	554
Total assets	$5,543	$5,630

Goodwill:
Rigid Open Top	$690	$691
Rigid Closed Top	774	771
Specialty Films	240	238
Tapes, Bags and Coatings	—	—
Total goodwill	$1,704	$1,700

10.  Condensed Consolidating Financial Information

The Company has notes outstanding which are fully, jointly, severally, and unconditionally guaranteed by substantially all of Berry’s domestic subsidiaries.  Separate narrative information or financial statements of the guarantor subsidiaries have not been included because they are 100% wholly owned by the parent company and the guarantor subsidiaries unconditionally guarantee such debt on a joint and several basis.  Presented below is condensed consolidating financial information for the parent company, guarantor subsidiaries and non-guarantor subsidiaries.  The equity method has been used with respect to investments in subsidiaries.  The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

	April 2, 2011
	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Consolidating Balance Sheet
Current assets	$375	$761	$126	$—	$1,262
Net property and equipment	155	884	73	—	1,112
Other noncurrent assets	4,386	2,564	476	(4,257)	3,169
Total assets	$4,916	$4,209	$675	$(4,257)	$5,543

Current liabilities	$265	$317	$47	$(1)	$628
Noncurrent liabilities	4,449	354	21	(111)	4,713
Equity (deficit)	202	3,538	607	(4,145)	202
Total liabilities and equity (deficit)	$4,916	$4,209	$675	$(4,257)	$5,543

	October 2, 2010
	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Consolidating Balance Sheet
Current assets	$405	$788	$122	$—	$1,315
Net property and equipment	179	894	73	—	1,146
Other noncurrent assets	4,348	2,597	428	(4,204)	3,169
Total assets	$4,932	$4,279	$623	$(4,204)	$5,630

Current liabilities	$264	$353	$45	$(1)	$661
Noncurrent liabilities	4,411	388	24	(111)	4,712
Equity (deficit)	257	3,538	554	(4,092)	257
Total liabilities and equity (deficit)	$4,932	$4,279	$623	$(4,204)	$5,630

	Quarterly Period Ended April 2, 2011
	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net sales	$167	$842	$95	$—	$1,104
Cost of sales	152	704	83	—	939
Selling, general and administrative expenses	14	74	8	—	96
Restructuring and impairment charges, net	1	9	—	—	10
Other operating expenses	1	4	2	—	7
Operating income (loss)	(1)	51	2	—	52
Interest expense (income), net	12	61	(19)	—	54
Equity in net income of subsidiaries	(11)	—	—	11	—
Income (loss) before income taxes	(2)	(10)	21	(11)	(2)
Income tax expense (benefit)	—	(1)	1	—	—
Net income (loss)	$(2)	$(9)	$20	$(11)	$(2)

	Quarterly Period Ended April 3, 2010
	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net sales	$181	$785	$90	$—	$1,056
Cost of sales	169	667	77	—	913
Selling, general and administrative expenses	14	66	8	—	88
Restructuring charges	—	3	—	—	3
Other operating expenses	2	4	—	—	6
Operating income (loss)	(4)	45	5	—	46
Other income	(2)	—	—	—	(2)
Interest expense (income), net	82	(14)	(14)	—	54
Equity in net income of subsidiaries	(80)	—	—	80	—
Income (loss) before income taxes	(4)	59	19	(80)	(6)
Income tax benefit	—	(2)	—	—	(2)
Net income (loss)	$(4)	$61	$19	$(80)	$(4)

	Two Quarterly Periods Ended April 2, 2011
	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Consolidating Statement of Operations
Net sales	$339	$1,624	$182	$—	$2,145
Cost of goods sold	310	1,372	159	—	1,841
Selling, general, and administrative expense	27	144	15	—	186
Restructuring charges	16	15	—	—	31
Other operating expenses	2	12	3	—	17
Operating income (loss)	(16)	81	5	—	70
Loss on extinguishment of debt	68	—	—	—	68
Other income	(2)	—	—	—	(2)
Interest expense (income), net	25	122	(35)	—	112
Equity in net income of subsidiary	(36)	—	—	36	—
Income (loss) before income taxes	(71)	(41)	40	(36)	(108)
Income tax expense (benefit)	—	(40)	3	—	(37)
Net income (loss)	$(71)	$(1)	$37	$(36)	$(71)

Consolidating Statement of Cash Flows
Net cash flow from operating activities	$29	$78	$5	$—	$112
Investing activities:
Purchase of property, plant, and equipment	(8)	(81)	(5)	—	(94)
Proceeds from disposal of assets	—	2	—	—	2
Acquisition of business net of cash acquired	(2)	—	—	—	(2)
Net cash flow from investing activities	(10)	(79)	(5)	—	(94)
Financing activities:
Proceeds from long-term borrowings	800	—	—	—	800
Payments on long-term borrowings	(824)	—	—	—	(824)
Debt financing costs	(16)	—	—	—	(16)
Equity contributions (distributions), net	—	—	—	—	—
Net cash flow from financing activities	(40)	—	—	—	(40)
Effect of exchange rate changes on cash	—	—	—	—	—
Net decrease in cash	(21)	(1)	—	—	(22)
Cash at beginning of period	132	2	14	—	148
Cash at end of period	$111	$1	$14	$—	$126

	Two Quarterly Periods Ended April 3, 2010
	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Consolidating Statement of Operations
Net sales	$376	$1,410	$149	$—	$1,935
Cost of goods sold	352	1,183	125	—	1,660
Selling, general, and administrative expense	30	131	15	—	176
Restructuring charges	—	7	2	—	9
Other operating expenses	3	27	3	—	33
Operating income (loss)	(9)	62	4	—	57
Other income	(7)	—	—	—	(7)
Interest expense (income), net	165	(30)	(28)	—	107
Equity in net income of subsidiary	(134)	—	—	134	—
Income (loss) before income taxes	(33)	92	32	(134)	(43)
Income tax expense (benefit)	—	(11)	1	—	(10)
Net income (loss)	$(33)	$103	$31	$(134)	$(33)

Consolidating Statement of Cash Flows
Net cash flow from operating activities	$(40)	$75	$8	$—	$43
Investing activities:
Purchase of property, plant, and equipment	(25)	(101)	(3)	—	(129)
Proceeds from disposal of assets	—	27	—	—	27
Investment in Berry Group, Inc.	—	—	(18)	—	(18)
Acquisition of business net of cash acquired	(646)	—	—	—	(646)
Net cash flow from investing activities	(670)	(75)	(21)	—	(766)
Financing activities:
Proceeds from long-term borrowings	775	—	2	—	777
Payments on long-term borrowings	(14)	—	—	—	(14)
Debt financing costs	(26)	—	—	—	(26)
Transfers to the parent, net	(19)	—	18	—	(1)
Net cash flow from financing activities	716	—	20	—	736
Effect of exchange rate changes on cash	—	—	—	—	—
Net increase in cash	6	—	7	—	13
Cash at beginning of period	7	—	3	—	10
Cash at end of period	$13	$—	$10	$—	$23

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

12.  Recent Financial Accounting Standards

In January, 2010, the FASB issued an amendment to standard “Fair Value Measurements and Disclosure,” to require reporting entities to separately disclose the amounts and business rationale for significant transfers in and out of Level 1 and Level 2 fair value measurements and separately present information regarding purchase, sale, issuance, and settlement of Level 3 fair value measures on a gross basis. This standard is effective for interim and annual reporting periods beginning after December 15, 2009 with the exception of disclosures regarding the purchase, sale, issuance, and settlement of Level 3 fair value measures which are effective for fiscal years beginning after December 15, 2010. We implemented the new standard effective in fiscal 2011.  The adoption did not have an impact on our consolidated financial statements.

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

In November 2010, the Company entered into two separate interest rate swap transactions to protect $1 billion of the outstanding variable rate term loan debt from future interest rate volatility.  The first agreement had a notional amount of $500 and swaps three month variable LIBOR contracts for a fixed three year rate of 0.8925%.  The second agreement had a notional amount of $500 and swaps three month variable LIBOR contracts for a fixed three year rate of 1.0235%.  Both agreements expire in 2013.

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

Raw Material Trends. Our primary raw material is plastic resin.  Polypropylene and polyethylene account for more than 90% of our plastic resin pound purchases.  The average industry prices, as published in industry sources, per pound by fiscal quarter were as follows:

	Polyethylene Butene Film			Polypropylene
	2011	2010	2009	2011	2010	2009
1st quarter	$.68	$.71	$.67	$.78	$.70	$.56
2nd quarter	.72	.67	.59	.95	.82	.46
3rd quarter	—	.68	.64	—	.84	.53
4th quarter	—	.62	.68	—	.77	.67

Plastic resins are subject to price fluctuations, including those arising from supply shortages and changes in the prices of natural gas, crude oil and other petrochemical intermediates from which resins are produced.

Outlook. The Company is impacted by general economic and industrial growth, plastic resin availability and affordability, and general industrial production. Our business has both geographic and end market diversity which reduces the impact of any one of these factors on our overall performance. We are impacted by our ability to maintain selling prices, manage fluctuations in raw material pricing and adapt to volume changes of our customers.  We incurred a dramatic increase in plastic resin prices starting in January 2011 which will have a negative impact on earnings in our rigid and specialty films segments due to the negative impact on the selling price to raw material relationship.  We are constantly focused on improving our overall profitability by implementing cost reduction programs for our manufacturing, selling and general and administrative expenses in order to manage inflationary cost pressures.

Results of Operations

Comparison of the Quarterly Period Ended April 2, 2011 (the “Quarter”) and the Quarterly Period Ended April 3, 2010 (the “Prior Quarter”)

Net Sales.  Net sales increased from $1,056 in the Prior Quarter to $1,104 in the Quarter.  This increase includes net selling price increases of 8% partially offset by a base volume decrease of 3%.  The following discussion in this section provides a comparison of net sales by business segment.

	Quarterly Period Ended
	April 2, 2011	April 3, 2010	$ Change	% Change
Net sales:
Rigid Open Top	$296	$277	$19	7%
Rigid Closed Top	254	233	21	9%
Specialty Films	406	386	20	5%
Tapes, Bags and Coatings	148	160	(12)	(8%)
Total net sales	$1,104	$1,056	$48	5%

Net sales in the Rigid Open Top business increased from $277 in the Prior Quarter to $296 in the Quarter as a result of net selling price increases of 8% partially offset by a base volume decline of 1%.  The base volume decline is primarily attributed to a decrease in sales volumes in various container products.  Net sales in the Rigid Closed Top business increased from $233 in the Prior Quarter to $254 in the Quarter as a result of a base volume increase of 4% and net selling price increases of 5%.  The base volume increase is primarily attributed to increased sales volumes in our bottles, overcaps and closures product lines.  The Specialty Films business net sales increased from $386 in the Prior Quarter to $406 in the Quarter as a result of net selling price increases of 12% partially offset by a base volume decline of 7%.  The base volume decline is primarily attributed to a decrease in sales volumes in our engineered, institutional can liners, stretch and personal care product lines.  Net sales in the Tapes, Bags and Coatings business decreased from $160 in the Prior Quarter to $148 in the Quarter primarily attributed to a base volume decline of 13% partially offset by net selling price increases of 5%.  The base volume decline is primarily attributed to decreased sales volumes in our retail waste bag and sheeting product lines.

Operating Expenses.  Cost of goods sold increased from $913 in the Prior Quarter to $939 in the Quarter primarily as a result of higher raw material costs partially offset by a base volume decline.  Selling, general and administrative expenses increased from $88 in the Prior Quarter to $96 in the Quarter primarily as a result of increased accrued performance compensation partially offset by cost reductions.  Restructuring and impairment charges increased from $3 in the Prior Quarter to $10 in the Quarter primarily due to $6 of severance and $1 of non-cash fixed asset charges incurred in the Quarter.  Other operating expenses increased from $6 in the Prior Quarter to $7 in the Quarter.

Operating Income. Operating income increased from $46 in the Prior Quarter to $52 in the Quarter.  The following discussion in this section provides a comparison of operating income by business segment.

	Quarterly Period Ended
	April 2, 2011	April 3, 2010	$ Change	% Change
Operating income (loss):
Rigid Open Top	$31	$28	$3	11%
Rigid Closed Top	22	17	5	29%
Specialty Films	(3)	3	(6)	(200%)
Tapes, Bags and Coatings	2	(2)	4	200%
Total operating income	$52	$46	$6	13%

Operating income for the Rigid Open Top business increased from $28 in the Prior Quarter to $31 in the Quarter.  This increase is primarily the result of improved operating performance in manufacturing.  Operating income for the Rigid Closed Top business increased from $17 in the Prior Quarter to $22 in the Quarter.  This increase is the result of improved operating performance in manufacturing and increased base volume.  Operating income (loss) for the Specialty Films business decreased from an operating income of $3 in the Prior Quarter compared to an operating loss of $3 in the Quarter.  This decline is primarily attributable to restructuring charges and Pliant integration costs incurred in the Quarter.  The Tapes, Bags and Coatings business improved from an operating loss of $2 in the Prior Quarter to operating income of $2 in the Quarter.  The increase is primarily attributed to an improvement in sales mix.

Other Income, net. Other income decreased $2 from Prior Quarter due to the expiration of our 2007 Swap in November 2010.

Interest Expense.  Interest expense increased from $72 in the Prior Quarter to $80 in the Quarter primarily as a result of increased borrowings.

Interest Income.  Interest income increased from $18 in the Prior Quarter to $26 in the Quarter primarily attributed to the non-cash interest and accretion income from our investments in Berry Group’s senior unsecured term loan.

Net Loss.  Net loss decreased from $4 in the Prior Quarter to $2 in the Quarter for the reasons discussed above.

Comparison of the Two Quarterly Periods Ended April 2, 2011 (the “YTD”) and the Two Quarterly Periods Ended April 3, 2010 (the “Prior YTD”)

Net Sales.  Net sales increased from $1,935 in the Prior YTD to $2,145 in the YTD.  This increase includes an acquisition volume increase of 9% and net selling price increases of 7% partially offset by a base volume decrease of 5%.  The base volume decline is partially attributed to the YTD consisting of a twenty six week period compared to a twenty seven week period for the Prior YTD.  The following discussion in this section provides a comparison of net sales by business segment.

	Two Quarterly Periods Ended
	April 2, 2011	April 3, 2010	$ Change	% Change
Net sales:
Rigid Open Top	$579	$539	$40	7%
Rigid Closed Top	480	462	18	4%
Specialty Films	801	599	202	34%
Tapes, Bags and Coatings	285	335	(50)	(15%)
Total net sales	$2,145	$1,935	$210	11%

Net sales in the Rigid Open Top business increased from $539 in the Prior YTD to $579 in the YTD as a result of net selling price increases of 8% and acquisition growth attributed to Superfos partially offset by a base volume decline of 1%.  The base volume decline is primarily attributed to the change in period weeks described above partially offset by increased sales in thermoformed drink cups.  Net sales in the Rigid Closed Top business increased from $462 in the Prior YTD to $480 in the YTD as a result of net price increases of 5% partially offset by base volume decline of 1%.  The base volume decline is primarily attributed to the change in period weeks described above.  The Specialty Films business net sales increased from $599 in the Prior YTD to $801 in the YTD as a result of net selling price increases of 10% and acquisition volume growth attributed to Pliant partially offset by a base volume decline of 4%.  The base volume decline is primarily attributed to decreased sales in our institutional can liners and stretch film product lines and the change in the period weeks described above.  Net sales in the Tapes, Bags and Coatings business decreased from $335 in the Prior YTD to $285 in the YTD primarily attributed to a base volume decline of 19% partially offset by net selling price increases of 4%.  The base volume decline is primarily attributed to the change in period weeks described above and decreased sales in our retail waste bag and sheeting product lines.

Operating Expenses.  Cost of goods sold increased from $1,660 in the Prior YTD to $1,841 in the YTD primarily as a result of the acquisition growth and higher raw material costs partially offset by a base sales volume decline.  Selling, general and administrative expenses increased from $176 in the Prior YTD to $186 in the YTD primarily as a result of the acquisition growth noted above, increased amortization of intangibles due to the Pliant and Superfos acquisitions and increased accrued performance compensation expense partially offset by cost reductions.  Restructuring and impairment charges increased from $9 in the Prior YTD to $31 in the YTD primarily due to severance and non-cash asset impairment charges.  Other operating expenses decreased from $33 in the Prior YTD to $17 in the YTD primarily due to acquisition costs related to Pliant and Superfos in the Prior YTD.

Operating Income. Operating income increased from $57 in the Prior YTD to $70 in the YTD.  The following discussion in this section provides a comparison of operating income by business segment.
	Two Quarterly Periods Ended
	April 2, 2011	April 3, 2010	$ Change	% Change
Operating income (loss):
Rigid Open Top	$54	$49	$5	10%
Rigid Closed Top	38	33	5	15%
Specialty Films	(8)	(23)	15	65%
Tapes, Bags and Coatings	(14)	(2)	(12)	(600%)
Total operating income	$70	$57	$13	23%

Operating income for the Rigid Open Top business increased from $49 in the Prior YTD to $54 in the YTD.  This increase is primarily attributed to acquisition volume growth attributed to Superfos and improved operating performance in manufacturing.  Operating income for the Rigid Closed Top business increased from $33 in the Prior YTD to $38 in the YTD.  This increase is primarily attributed to improved operating performance in manufacturing.  Operating loss for the Specialty Films business improved from an operating loss of $23 in the Prior YTD to an operating loss of $8 in the YTD.  This improvement is primarily attributable to Pliant transaction costs incurred in the Prior YTD. Operating loss for the Tapes, Bags and Coatings business increased from $2 in the Prior YTD to $14 in the YTD primarily attributed to non-cash asset impairment charges related to closed facilities.

Loss on Extinguishment of Debt. Loss on extinguishment of $68 in the YTD is primarily attributed to write-off of deferred financing fees, debt discount and the premiums paid related to the debt extinguishment of the Company’s 8⅞% Second Priority Senior Secured Notes.

Other Income. Other income decreased from $7 in the Prior YTD to $2 in the YTD attributed to the expiration of our 2007 Swap in November 2010.

Interest Expense.  Interest expense increased from $142 in the Prior YTD to $160 in the YTD primarily as a result of increased borrowings to finance the acquisitions of Pliant and Superfos.

Interest Income.  Interest income increased from $35 in the Prior YTD to $48 in the YTD primarily attributed to the non-cash interest and accretion income from our investments in Berry Group’s senior unsecured term loan.

Income Tax Benefit.  For the YTD, we recorded an income tax benefit of $37 or an effective tax rate of 34% compared to an income tax benefit of $10 or an effective tax rate of 23% in the Prior YTD.  The change in our effective tax rate primarily relates to the non-deductibility of certain acquisition costs in the Prior YTD.

Net Loss.  Net loss increased from $33 in the Prior YTD to $71 in the YTD for the reasons discussed above.

Liquidity and Capital Resources

Senior Secured Credit Facility
The Company’s senior secured credit facilities consist of $1,200 term loan and $482 asset based revolving line of credit, net of defaulting lenders.  The availability under the revolving line of credit is the lesser of $482 or based on a defined borrowing base which is calculated based on available accounts receivable and inventory.  The term loan matures in April 2015 and the revolving line of credit matures in April 2013.  The revolving line of credit allows up to $100 of letters of credit to be issued instead of borrowings under the revolving line of credit.  At April 2, 2011, the Company had $126 of cash and no outstanding balance on the revolving credit facility providing unused borrowing capacity of $445 under the revolving line of credit subject to the solvency of our lenders to fund their obligations and our borrowing base calculations.

Our fixed charge coverage ratio, as defined in the revolving credit facility, is calculated based on a numerator consisting of Adjusted EBITDA less pro forma adjustments, income taxes paid in cash and capital expenditures, and a denominator consisting of scheduled principal payments in respect of indebtedness for borrowed money, interest expense and certain distributions.  We are obligated to sustain a minimum fixed charge coverage ratio of 1.0 to 1.0 under the revolving credit facility at any time when the aggregate unused capacity under the revolving credit facility is less than 10% of the lesser of the revolving credit facility commitments and the borrowing base (and for 10 business days following the date upon which availability exceeds such threshold) or during the continuation of an event of default.  At April 2, 2011, the Company had unused borrowing capacity of $445 under the revolving credit facility subject to a borrowing base and thus was not subject to the minimum fixed charge coverage ratio covenant.  Our fixed charge ratio as of April 2, 2011 was 1.3 to 1.0.

Despite not having financial maintenance covenants, our debt agreements contain certain negative covenants.  The failure to comply with these negative covenants could restrict our ability to incur additional indebtedness, effect acquisitions, enter into certain significant business combinations, make distributions or redeem indebtedness.  The term loan facility contains a negative covenant first lien secured leverage ratio covenant of 4.0 to 1.0 on a pro forma basis for a proposed transaction, such as an acquisition or incurrence of additional first lien debt.  Our first lien secured leverage ratio was 3.3 to 1.0 as of April 2, 2011.

A key financial metric utilized in the calculation of the first lien leverage ratio is Adjusted EBITDA.  The following table reconciles our Adjusted EBITDA for the twelve months ended April 2, 2011 to net loss.

	Four Quarters ended April 2, 2011	Four Quarters ended January 2, 2011
Adjusted EBITDA	$629	$594
Net interest expense	(236)	(236)
Depreciation and amortization	(336)	(330)
Income tax benefit	48	50
Business optimization expense	(34)	(33)
Restructuring and impairment (a)	(63)	(55)
8⅞% Second Priority Notes extinguishment (b)	(68)	(68)
Other (c)	4	5
Annualization of cost savings	(50)	(35)
Net loss	$(106)	$(108)

Cash flow from operating activities	$181	$95
Cash flow from investing activities	(205)	(217)
Cash flow from financing activities	127	220

(a)	Includes $35 and $33 of non-cash asset impairments in four quarters ended April 2011 and January 2011, respectively.
(b)	Includes $14 of non-cash write off of deferred financing fees, $17 of non-cash write off of debt discount and $37 of premiums paid for extinguishment of debt
(c)	Includes non-cash income partially offset by $8 of management fees

For comparison purposes, the following table reconciles our Adjusted EBITDA for the quarterly period ended April 2, 2011 and April 3, 2010.

	Quarterly Period Ended
	April 2, 2011	April 3, 2010
Adjusted EBITDA	$163	$150
Net interest expense	(54)	(54)
Depreciation and amortization	(86)	(80)
Income tax benefit	—	2
Business optimization expense	(7)	(6)
Restructuring and impairment	(10)	(3)
Other	(2)	(1)
Annualization of cost savings	(6)	(12)
Net loss	$(2)	$(4)

Cash flow from operating activities	$63	$(23)
Cash flow from investing activities	(47)	(59)
Cash flow from financing activities	(10)	84

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

Cash Flows
Net cash provided by operating activities increased from $43 in the Prior YTD to $112 in the YTD.  This increase is primarily attributed to improved operating performance and improvements in working capital.

Net cash used for investing activities decreased from $766 in the Prior YTD to $94 in the YTD primarily as a result of the Pliant and Superfos acquisitions in the Prior YTD.  Our capital expenditures are forecasted to be approximately $205 million for fiscal 2011 and will be funded from cash flows from operating activities and existing liquidity.

Net cash provided by financing activities was $736 in the Prior YTD compared to net cash used for financing activities of $40 in the YTD.  The change is primarily attributed to the borrowing of $370 of the 8¼% First Priority Senior Secured Notes and $250 of 8⅞% Second Priority Senior Secured Notes to fund the Pliant acquisition in the Prior YTD and the net cash used for the debt extinguishment of the 8⅞% Second Priority Senior Secured Notes during the YTD.

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

Accounts Receivable and Inventory

	April 2, 2011	October 2, 2010
Net Sales (last 12 months)	$4,467	$4,257
Average Accounts Receivable	479	409
AR Turnover Rate (a)	9.3	10.4

Cost of Goods Sold (last 12 months)	$3,849	$3,667
Average Inventory	567	479
Inventory Turnover Rate (b)	6.8	7.7

                  (a) Accounts Receivable Turnover Rate = Revenue for the last twelve months divided by average accounts receivable.
                  (b) Inventory Turnover Rate = Cost of goods sold for the last twelve months divided by average ending inventory.

Critical Accounting Policies

We disclosed those accounting policies that we consider to be significant in determining the amounts to be utilized for communicating our consolidated financial position, results of operations and cash flows in the Form 10-K filed with the SEC for the fiscal year ended October 2, 2010.  Our discussion and analysis of our financial condition and results of operations are based on our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of financial statements in conformity with these principles requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes.  Actual results are likely to differ from these estimates, but management does not believe such differences will materially affect our financial position or results of operations, although no assurance can be given as to such affect.  The following critical accounting policies have been updated for the period ended April 2, 2011.

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

The following table presents carrying value as of our most recent evaluation for impairment of goodwill compared to Goodwill by reportable segment:

	Carrying Value as of	Goodwill as of
	July 4, 2010	April 2, 2011	October 2, 2010
Rigid Open Top	$1,754	$690	$691
Rigid Closed Top	1,517	774	771
Specialty Films	995	240	238

In accordance with our policy, we completed our most recent annual evaluation for impairment of goodwill as of the first day of the fourth fiscal quarter of 2010 and determined that no impairment existed. Our evaluation method included management estimates of cash flow projections based on an internal strategic review and comparable EBITDA multiples of our market peer companies to derive our fair values.  A decline of greater than 10% in the fair value of our segments could result in a potential impairment of goodwill or trademarks depending on revenue or earnings growth, the cost of capital and other factors we utilize to determine our segment and trademark fair values.  Growth by reporting unit varies from year-to-year between segments.  For purposes of these tests, the Rigid Open Top forecasted overall growth ranges between 2% and 5% in the following six years and 3.0% in the terminal year.  The Rigid Closed Top forecasted overall growth ranges between 3% and 8% in the following six years and 3% in the terminal year.  The Specialty Films forecasted overall growth ranges between 2% and 4% in the following six years and 3% in the terminal year.  We assumed that the Company would maintain capital spending sufficient to continue to increase efficiencies in production and have assumed that these efficiencies would be offset by other rising costs in selling, general and administrative expenses.  Given the uncertainty in economic trends, there can be no assurance that when we complete our future annual or other periodic reviews for impairment of goodwill that a material impairment charge will not be recorded. Goodwill and indefinite lived trademarks totaled $1,704 and $220 as of April 2, 2011, respectively.  There were no indicators of impairment during the first two fiscal quarters of 2011.

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

Item 3.              Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

We are exposed to market risk from changes in interest rates primarily through our senior secured credit facilities, senior secured first priority notes and second priority senior secured notes.  Our senior secured credit facilities are comprised of (i) a $1,200 term loan and (ii) a $500 revolving credit facility.  At April 2, 2011, there was no outstanding balance on the revolving credit facility.  The net outstanding balance of the term loan was $1,152 at April 2, 2011.  Borrowings under our senior secured credit facilities bear interest, at our option, at either an alternate base rate or an adjusted LIBOR rate for a one-, two-, three- or six month interest period, or a nine- or twelve-month period, if available to all relevant lenders, in each case, plus an applicable margin.  The alternate base rate is the mean the greater of (i) Credit Suisse’s prime rate and (ii) one-half of 1.0% over the weighted average of rates on overnight Federal Funds as published by the Federal Reserve Bank of New York.  Our $681 of senior secured first priority notes accrue interest at a rate per annum, reset quarterly, equal to LIBOR plus 4.75%. Our second priority senior secured floating rate notes of $212 bear interest at a rate of LIBOR plus 3.875% per annum, which resets quarterly.

At April 2, 2011, the LIBOR rate of 0.30% was applicable to the term loan, first priority senior secured floating rate notes and second priority senior secured floating rate notes.  If the LIBOR rate increases 0.25% and 0.50%, we estimate an annual increase in our interest expense of $3 and $5, respectively.

In November 2010, the Company entered into two separate interest rate swap transactions to protect $1 billion of the outstanding variable rate term loan debt from future interest rate volatility.  The first agreement had a notional amount of $500 and became effective in November 2010.  The agreement swaps three month variable LIBOR contracts for a fixed three year rate of 0.8925% and expires in November 2013.  The second agreement had a notional amount of $500 and became effective in December 2010.  The agreement swaps three month variable LIBOR contracts for a fixed three year rate of 1.0235% and expires in November 2013.  The counterparties to these agreements are with global financial institutions.  The Company accounts for the swaps as qualifying cash flow hedges.  The fair value of these interest rate swaps are subject to movements in LIBOR and may fluctuate in future periods.  A .25% change in LIBOR would not have a material impact on the fair value of the interest rate swaps.

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

The Company's management, with the participation of the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures as of April 2, 2011.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of April 2, 2011, the design and operation of our disclosure controls and procedures were effective at the reasonable assurance level.

(b)	Changes in internal controls.

There was no change in our internal control over financial reporting that occurred during the quarter ended April 2, 2011.

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

May 16, 2011

By: /s/ James M. Kratochvil
                                                                                                         James M. Kratochvil
                                                                                                         Chief Financial Officer (Principal Financial and Accounting Officer)