Form 10-Q
period 2011-08-08
BERRY PLASTICS CORP
filed 2011-08-15
CIK 919465

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[X]         Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 2, 2011
or
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

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes [   ]  No [X]

As of August 15, 2011, all of the outstanding 100 shares of the Common Stock, $.01 par value, of Berry Plastics Corporation were held by Berry Plastics Group, Inc.

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

Berry Plastics Corporation

Form 10-Q Index

For Quarterly Period Ended July 2, 2011

Berry Plastics Corporation
Consolidated Balance Sheets
(In Millions of Dollars)
	July 2, 2011	October 2, 2010
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$171	$148
Accounts receivable (less allowance for doubtful accounts of $11 at July 2, 2011 and $13 at October 2, 2010, respectively)	511	485
Inventories:
Finished goods	329	316
Raw materials and supplies	251	267
	580	583
Deferred income taxes	55	53
Prepaid expenses and other current assets	46	46
Total current assets	1,363	1,315

Property, plant and equipment:
Land, buildings and improvements	243	261
Equipment and construction in progress	1,642	1,546
	1,885	1,807
Less accumulated depreciation	799	661
	1,086	1,146

Goodwill, intangible assets and deferred costs	2,796	2,872
Other assets	366	297
	3,162	3,169
Total assets	$5,611	$5,630

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$364	$362
Accrued expenses and other current liabilities	295	270
Current portion of long-term debt	32	29
Total current liabilities	691	661

Long-term debt, less current portion	4,380	4,345
Deferred income taxes	195	223
Other long-term liabilities	140	144
Total liabilities	5,406	5,373

Commitments and contingencies
Stockholders' equity:
Parent company investment, net	627	627
Accumulated deficit	(406)	(347)
Accumulated other comprehensive loss	(16)	(23)
Total stockholders’ equity	205	257
Total liabilities and stockholders' equity	$5,611	$5,630

See notes to consolidated financial statements.

Berry Plastics Corporation
Consolidated Statements of Operations
(Unaudited)
 (In Millions of Dollars)

	Quarterly Period Ended		Three Quarterly Periods Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Net sales	$1,187	$1,168	$3,332	$3,103
Costs and expenses:
Cost of goods sold	1,000	1,022	2,841	2,682
Selling, general and administrative	94	97	280	273
Restructuring and impairment charges	5	18	36	27
Other operating expenses	9	3	26	36
Operating income	79	28	149	85

Loss on extinguishment of debt	–	–	68	–
Other expense (income), net	1	(3)	(1)	(10)
Interest expense	81	82	242	224
Interest income	(26)	(20)	(74)	(55)
Net income (loss) before income taxes	23	(31)	(86)	(74)
Income tax expense (benefit)	10	(9)	(27)	(19)
Net income (loss)	$13	$(22)	$(59)	$(55)

See notes to consolidated financial statements.

Berry Plastics Corporation
Consolidated Statement of Changes in Stockholders' Equity
For the Three Quarterly Periods Ended July 2, 2011 and July 3, 2010
(Unaudited)
(In Millions of Dollars)

	Parent Company Investment	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total	Comprehensive Income (Loss)
Balance at September 26, 2009	$629	$(28)	$(279)	$322
Stock compensation expense	1	–	–	1
Net transfers to parent	(1)	–	–	(1)
Derivative instruments	–	3	–	3
Net loss	–	–	(55)	(55)	$(55)
Currency translation	–	(2)	–	(2)	(2)
Balance at July 3, 2010	$629	$(27)	$(334)	$268	$(57)

	Parent Company Investment	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total	Comprehensive Income (Loss)
Balance at October 2, 2010	$627	$(23)	$(347)	$257
Stock compensation expense	1	–	–	1
Net transfers to parent	(1)	–	–	(1)
Derivative instruments	–	1	–	1
Net loss	–	–	(59)	(59)	$(59)
Interest rate hedge, net of tax	–	(2)	–	(2)	(2)
Currency translation	–	8	–	8	8
Balance at July 2, 2011	$627	$(16)	$(406)	$205	$(53)

See notes to consolidated financial statements.

Berry Plastics Corporation
Consolidated Statements of Cash Flows
(Unaudited)
(In Millions of Dollars)

	Three Quarterly Periods Ended
	July 2, 2011	July 3, 2010
Operating activities
Net loss	$(59)	$(55)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	173	152
Amortization of intangibles	80	80
Non-cash interest expense	12	19
Non-cash interest income	(74)	(55)
Other non-cash income	(3)	(10)
Deferred income tax benefit	(28)	(16)
Loss on disposal and impairment of assets	20	12
Loss on extinguishment of debt	68	–
Changes in operating assets and liabilities:
Accounts receivable, net	(23)	(54)
Inventories	6	(137)
Prepaid expenses and other assets	14	9
Accounts payable and other liabilities	19	77
Net cash from operating activities	205	22
Investing activities
Additions to property and equipment	(126)	(171)
Proceeds from disposal of assets	2	29
Investment in Berry Plastics Group debt securities	–	(23)
Acquisition of businesses, net of cash acquired	(2)	(653)
Net cash from investing activities	(126)	(818)
Financing activities
Proceeds from long-term borrowings	800	1,097
Repayments on long-term borrowings	(832)	(86)
Debt financing costs	(22)	(37)
Transfers to parent, net	(1)	(1)
Net cash from financing activities	(55)	973
Effect of exchange rate changes on cash	(1)	–
Net increase in cash	23	177
Cash at beginning of period	148	10
Cash at end of period	$171	$187

See notes to consolidated financial statements.

Berry Plastics Corporation
Notes to Consolidated Financial Statements
(Unaudited)
 (In Millions of dollars, except as otherwise noted)

1.	Background and Nature of Operations

Berry Plastics Corporation (“Berry” or the “Company”) is one of the world’s leading manufacturers and marketers of plastic packaging products, plastic film products, specialty adhesives and coated products.  Berry is a wholly-owned subsidiary of Berry Plastics Group, Inc. (“Berry Group”) which is primarily owned by affiliates of Apollo Management, L.P. (“Apollo”) and Graham Partners. Berry’s key principal products include containers, drink cups, bottles, closures and overcaps, tubes and prescription containers, trash bags, stretch films and tapes which we sell into a diverse selection of attractive and stable end markets, including food and beverage, healthcare, personal care, quick service and family dining restaurants, custom and retail, agricultural, horticultural, institutional, industrial, construction and automotive.  Berry operates in four primary segments:  Rigid Open Top, Rigid Closed Top, Specialty Films, and Tapes, Bags and Coatings.

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

Related Party Transactions and Allocations
The Company has recorded management fees of $2 in the quarterly period ended and $6 in the three quarterly periods ended July 2, 2011 and July 3, 2010, respectively, charged by Apollo and other investors to Berry Group and recorded income taxes to push down the respective amounts that relate to the consolidated operations of the Company.  Parent company investment, net in our Consolidated Balance Sheets includes the equity from Berry Group that was invested in Berry by Apollo and other shareholders.  As part of the acquisition of Pliant Corporation (“Pliant”) during fiscal 2010, the Company paid to Apollo and Graham $6 of transaction costs which has been recorded in Other operating expenses in our Consolidated Statements of Operations.  In addition, as part of the Pliant transaction, Apollo and Graham received a combined cash liquidation settlement of $22 for their pre-bankruptcy investment position in Pliant which was paid by the Company as part of the purchase price of Pliant.

As of July 2, 2011, BP Parallel LLC, a non-guarantor subsidiary of the Company, had invested $191 to purchase assignments of $548 of the Berry Group’s senior unsecured term loan (“Senior Unsecured Term Loan”).  The Company has the intent and ability to hold these securities to maturity.  The investment is stated at amortized cost and the discount is being accreted under the effective interest method to interest income until the maturity of the debt.  The Company has recorded their investment in Other assets in the Consolidated Balance Sheets and is recording the non-cash interest income and the accretion income from the discount on the purchase of Senior Unsecured Term Loan in Interest income in the Consolidated Statements of Operations.  The Company recognized interest and accretion income of $26 and $20 for the quarterly period ended and $74 and $54 for the three quarterly periods ended July 2, 2011 and July 3, 2010, respectively.  The carrying value of these investments was $361 at July 2, 2011.  The net outstanding balance of the Senior Unsecured Term Loan was $55 at July 2, 2011.

3.  Acquisition

Pliant Corporation

In December 2009, the Company obtained control of 100% of the capital stock of Pliant Corporation (“Pliant”) upon Pliant’s emergence from reorganization pursuant to a proceeding under Chapter 11 of the Bankruptcy Code for a purchase price of $600 ($574, net of cash acquired).   Pliant is a leading manufacturer of value-added films and flexible packaging for food, personal care, medical, agricultural and industrial applications.  The acquisition was accounted for as a business combination using the purchase method of accounting.  The Company has recognized goodwill on this transaction as a result of expected synergies.  Goodwill will not be deductible for tax purposes.  The following table summarizes the final allocation of purchase price and the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition:

Working capital	$126
Property and equipment	242
Intangible assets	119
Goodwill	226
Other long-term liabilities	(113)
Net assets acquired	$600

Pro forma net sales and pro forma net loss for the three quarterly periods ended July 3, 2010 was $3,265 and $79, respectfully.  The pro forma net sales and net loss assume that the Pliant acquisition had occurred as of the beginning of the respective periods.

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

Superfos Packaging, Inc.

In December 2009, the Company acquired 100% of the outstanding common stock of Superfos Packaging, Inc., a manufacturer of injection molded plastic rigid open top containers and other plastic packaging products primarily for food, industrial and personal care end markets.  The newly added business is primarily operated in the Company’s Rigid Open Top reporting segment.  The purchase price was $82 ($80, net of cash acquired) and was funded from cash on hand and the revolving line of credit.  Pro forma results have not been presented, as they do not differ materially from reported historical results.

Rexam SBC

In June 2011, the Company announced its intention to acquire Rexam Closures Kentucky Inc., Rexam Delta Inc., Rexam Closures LLC, Rexam Closure Systems LLC, Rexam de Mexico S. de R.L. de C.V., Rexam Singapore PTE Ltd., Rexam Participacoes Ltda. and Rexam Plasticos do Brasil Ltda. (collectively, “Rexam SBC”) for approximately $360.  Rexam SBC is a leading manufacturer of injection and compression molded plastic specialty and beverage closures, jars, and other plastic packaging products for the food, beverage, industrial and household chemical, automotive and beauty end markets with annual net sales of approximately $500 in calendar 2010.  The closing of the transaction is subject to customary regulatory approvals and other closing conditions.

4.  Restructuring

The Company incurred restructuring costs related to severance, asset impairment and facility exit costs of $5 and $18 for the quarterly period ended and $36 and $27 for the three quarterly periods ended as of July 2, 2011 and July 3, 2010, respectively.  The Company expects to recognize an additional $3 of facility exit costs in future periods related to current restructuring programs.  The tables below set forth the significant components of the restructuring charges recognized for the quarterly period ended and three quarterly periods ending July 2, 2011 and July 3, 2010, by segment:

	Quarterly Period Ended		Three Quarterly Periods Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Rigid Open Top
Severance & termination benefits	$–	$–	$1	$–
Facility exit costs	–	–	–	3
Total	$–	$–	$1	$3

Rigid Closed Top
Severance & termination benefits	$–	$–	$2	$–
Facility exit costs	–	1	–	1
Total	$–	$1	$2	$1

Specialty Films
Severance & termination benefits	$1	$1	$6	$6
Facility exit costs	2	3	4	4
Asset impairment	2	11	8	11
Total	$5	$15	$18	$21

Tapes, Bags and Coatings
Severance & termination benefits	$–	$–	$1	$–
Facility exit costs	–	1	3	1
Asset impairment	–	1	11	1
Total	$–	$2	$15	$2

Consolidated
Severance & termination benefits	$1	$1	$10	$6
Facility exit costs	2	5	7	9
Asset impairment	2	12	19	12
Total	$5	$18	$36	$27

The table below sets forth the activity with respect to the restructuring accrual at October 2, 2010 and July 2, 2011:

	Employee Severance and Benefits	Facilities Exit Costs	Non-cash	Total
Balance at fiscal year end 2009	$–	$3	$–	$3
Charges	8	14	19	41
Non-cash asset impairment	–	–	(19)	(19)
Acquisition liability assumed	1	–	–	1
Cash payments	(6)	(14)	–	(20)
Balance at October 2, 2010	3	3	–	6

Charges	10	7	19	36
Non-cash asset impairment	–	–	(19)	(19)
Cash payments	(7)	(8)	–	(15)
Balance at July 2, 2011	$6	$2	$–	$8

5.  Accrued Expenses and Other Current Liabilities

The following table sets forth the totals included in Accrued expenses and other current liabilities on the Consolidated Balance Sheets.

	July 2, 2011	October 2, 2010
Employee compensation, payroll and other taxes	$77	$80
Interest	79	54
Restructuring	8	6
Rebates	63	50
Other	68	80
	$295	$270

6.      Long-Term Debt

Long-term debt consists of the following:

	Maturity Date	July 2, 2011	October 2, 2010
Term loan	April 2015	$1,149	$1,158
Revolving line of credit	June 2016	–	–
First Priority Senior Secured Floating Rate Notes	February 2015	681	681
8¼% First Priority Senior Secured Notes	November 2015	370	370
8⅞% Second Priority Senior Secured Notes	September 2014	–	773
Second Priority Senior Secured Floating Rate Notes	September 2014	212	212
9 ½% Second Priority Senior Secured Notes	May 2018	500	500
9 ¾% Second Priority Senior Secured Notes	January 2021	800	–
11% Senior Subordinated Notes	September 2016	455	455
10¼% Senior Subordinated Notes	March 2016	168	168
Debt discount, net		(14)	(33)
Capital leases and other	Various	91	90
		4,412	4,374
Less current portion of long-term debt		(32)	(29)
		$4,380	$4,345

The current portion of long-term debt consists of $12 of principal payments on the term loan and $20 of principal payments related to capital lease obligations.  The Company was in compliance with its covenants as of July 2, 2011.

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

The Company’s $800 in aggregate principal amount of 9¾% Second Priority Senior Secured Notes mature in 2021.  No principal payments are required prior to maturity.  Interest on the notes is due semi-annually on January 15 and July 15, commencing in July 2011.  The notes are guaranteed on a second priority secured basis by substantially all of the Company’s existing and future guarantor subsidiaries that secure its obligations under its senior secured credit facilities, subject to certain exceptions and rank equally in right of payment to all existing and future senior secured indebtedness.  The Company was in compliance with all covenants at July 2, 2011.

Revolving Line of Credit
In June 2011, the Company entered into an amendment to the revolving credit agreement, which increased the commitments under its revolving credit facility by $150 to a total of $650 and extended the maturity to June 2016, subject to certain conditions.  Additionally, pursuant to the amendment, the interest rate on loans under the revolving credit agreement was increased by between 0.25% and 1.00% for any quarterly period depending on the quarterly average daily borrowing availability.

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

	Liability Derivatives
Derivatives not designated as hedging instruments under FASB guidance	Balance Sheet Location	July 2, 2011	October 2, 2010
Interest rate swaps – 2007 Swaps	Accrued exp and other current liabilities	$–	$1
Interest rate swaps – 2010 Swaps	Other long-term liabilities	$3	$–

The effect of the derivative instruments on the Consolidated Statement of Operations for the quarterly period ended and three quarterly periods ended July 2, 2011 and July 3, 2010, are as follows:

		Quarterly Period Ended		Three Quarterly Periods Ended
		July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Derivatives not designated as hedging instruments under FASB guidance	Statement of Operations Location
Interest rate swaps – 2007 Swaps	Other income	$–	$(3)	$(1)	$(10)
	Interest expense	$–	$2	$1	$6

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

The Company’s financial instruments consist primarily of cash, investments, long-term debt, interest rate swap agreements and capital lease obligations.  The fair value of our investments exceeded book value by $125 and $172 at July 2, 2011 and October 2, 2010, respectively.  The following table summarized our long-term indebtedness for which the book value was in excess of the fair value based on quoted market prices:

	July 2, 2011	October 2, 2010
First Priority Senior Secured Floating Rate Notes	5	34
8⅞% Second Priority Senior Secured Notes	n/a	17
9 ½% Second Priority Senior Secured Notes	–	31
Second Priority Senior Secured Floating Rate Notes	15	32
11% Senior Subordinated Notes	5	34
10 ¼% Senior Subordinated Notes	2	13

8. Income Taxes

The effective tax rate from continuing operations was 31% and 26% for the three quarterly periods ended July 2, 2011 and July 3, 2010, respectively.  A reconciliation of income tax benefit, computed at the federal statutory rate, to income tax benefit, as provided for in the financial statements, is as follows:

	Quarterly Period Ended		Three Quarterly Periods Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Income tax expense (benefit) computed at statutory rate	$8	$(11)	$(30)	$(26)
State income tax benefit, net of federal taxes	–	(1)	(1)	(2)
Change in valuation allowance	1	2	4	3
Non-deductible ASC 805 costs	–	1	–	5
Other	1	–	–	1
Income tax expense (benefit)	$10	$(9)	$(27)	$(19)

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

	Quarterly Period Ended		Three Quarterly Periods Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Net sales:
Rigid Open Top	$348	$326	$927	$865
Rigid Closed Top	266	256	746	718
Specialty Films	411	417	1,212	1,016
Tapes, Bags and Coatings	162	169	447	504
Total net sales	$1,187	$1,168	$3,332	$3,103
Operating income (loss):
Rigid Open Top	$48	$27	$103	$76
Rigid Closed Top	20	21	57	54
Specialty Films	2	(18)	(6)	(41)
Tapes, Bags and Coatings	9	(2)	(5)	(4)
Total operating income	$79	$28	$149	$85
Depreciation and amortization:
Rigid Open Top	$25	$25	$75	$71
Rigid Closed Top	23	22	69	68
Specialty Films	25	23	78	59
Tapes, Bags and Coatings	10	11	31	34
Total depreciation and amortization	$83	$81	$253	$232

	July 2, 2011	October 2, 2010
Total assets:
Rigid Open Top	$2,020	$2,019
Rigid Closed Top	1,675	1,647
Specialty Films	1,403	1,410
Tapes, Bags and Coatings	513	554
Total assets	$5,611	$5,630

Goodwill:
Rigid Open Top	$690	$691
Rigid Closed Top	774	771
Specialty Films	240	238
Tapes, Bags and Coatings	–	–
Total goodwill	$1,704	$1,700

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

	July 2, 2011
	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Consolidating Balance Sheet
Current assets	$435	$801	$127	$–	$1,363
Net property and equipment	147	869	70	–	1,086
Other noncurrent assets	4,462	2,532	501	(4,334)	3,162
Total assets	$5,044	$4,202	$699	$(4,334)	$5,611

Current liabilities	$321	$328	$45	$(3)	$691
Noncurrent liabilities	4,518	288	21	(112)	4,715
Equity (deficit)	205	3,586	633	(4,219)	205
Total liabilities and equity (deficit)	$5,044	$4,202	$699	$(4,334)	$5,611

	October 2, 2010
	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Consolidating Balance Sheet
Current assets	$405	$788	$122	$–	$1,315
Net property and equipment	179	894	73	–	1,146
Other noncurrent assets	4,348	2,597	428	(4,204)	3,169
Total assets	$4,932	$4,279	$623	$(4,204)	$5,630

Current liabilities	$264	$353	$45	$(1)	$661
Noncurrent liabilities	4,411	388	24	(111)	4,712
Equity (deficit)	257	3,538	554	(4,092)	257
Total liabilities and equity (deficit)	$4,932	$4,279	$623	$(4,204)	$5,630

	Quarterly Period Ended July 2, 2011
	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net sales	$181	$908	$98	$–	$1,187
Cost of sales	162	752	86	–	1,000
Selling, general and administrative expenses	13	73	8	–	94
Restructuring and impairment charges, net	2	3	–	–	5
Other operating expenses	11	(3)	1	–	9
Operating income (loss)	(7)	83	3	–	79
Other expense	1	–	–	–	1
Interest expense (income), net	12	62	(19)	–	55
Equity in net income of subsidiaries	(33)	–	–	33	—
Income (loss) before income taxes	13	21	22	(33)	23
Income tax expense (benefit)	–	11	(1)	–	10
Net income (loss)	$13	$10	$23	$(33)	$13

	Quarterly Period Ended July 3, 2010
	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net sales	$193	$880	$95	$–	$1,168
Cost of sales	184	754	84	–	1,022
Selling, general and administrative expenses	15	74	8	–	97
Restructuring and impairment charges, net	12	6	–	–	18
Other operating expenses	1	1	1	–	3
Operating income (loss)	(19)	45	2	–	28
Other income	(3)	–	–	–	(3)
Interest expense (income), net	92	(15)	(15)	–	62
Equity in net income of subsidiaries	(86)	–	–	86	–
Income (loss) before income taxes	(22)	60	17	(86)	(31)
Income tax benefit	–	(9)	–	–	(9)
Net income (loss)	$(22)	$69	$17	$(86)	$(22)

	Three Quarterly Periods Ended July 2, 2011
	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Consolidating Statement of Operations
Net sales	$519	$2,533	$280	$–	$3,332
Cost of goods sold	472	2,124	245	–	2,841
Selling, general, and administrative expense	39	219	22	–	280
Restructuring and impairment charges, net	18	18	—	–	36
Other operating expenses	14	8	4	–	26
Operating income (loss)	(24)	164	9	–	149
Loss on extinguishment of debt	68	–	–	–	68
Other income	(1)	–	–	–	(1)
Interest expense (income), net	38	184	(54)	–	168
Equity in net income of subsidiary	(70)	–	–	70	–
Income (loss) before income taxes	(59)	(20)	63	(70)	(86)
Income tax expense (benefit)	–	(29)	2	–	(27)
Net income (loss)	$(59)	$9	$61	$(70)	$(59)

Consolidating Statement of Cash Flows
Net cash flow from operating activities	$88	$106	$11	$–	$205
Investing activities:
Purchase of property, plant, and equipment	(8)	(110)	(8)	–	(126)
Proceeds from disposal of assets	–	2	–	–	2
Acquisition of business, net of cash acquired	(2)	–	–	–	(2)
Net cash flow from investing activities	(10)	(108)	(8)	–	(126)
Financing activities:
Proceeds from long-term borrowings	800	–	–	–	800
Payments on long-term borrowings	(832)	–	–	–	(832)
Debt financing costs	(22)	–	–	–	(22)
Equity contributions (distributions), net	(1)	–	–	–	(1)
Net cash flow from financing activities	(55)	–	–	–	(55)
Effect of exchange rate changes on cash	–	–	(1)	–	(1)
Net increase (decrease) in cash	23	(2)	2	–	23
Cash at beginning of period	132	2	14	–	148
Cash at end of period	$155	$–	$16	$–	$171

	Three Quarterly Periods Ended July 3, 2010
	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Consolidating Statement of Operations
Net sales	$569	$2,290	$244	$–	$3,103
Cost of goods sold	535	1,937	210	–	2,682
Selling, general, and administrative expense	46	205	22	–	273
Restructuring and impairment charges, net	12	13	2	–	27
Other operating expenses	4	28	4	–	36
Operating income (loss)	(28)	107	6	–	85
Other income	(10)	–	–	–	(10)
Interest expense (income), net	257	(44)	(44)	–	169
Equity in net income of subsidiary	(220)	–	–	220	–
Income (loss) before income taxes	(55)	151	50	(220)	(74)
Income tax expense (benefit)	–	(21)	2	–	(19)
Net income (loss)	$(55)	$172	$48	$(220)	$(55)

Consolidating Statement of Cash Flows
Net cash flow from operating activities	$(95)	$105	$12	$–	$22
Investing activities:
Purchase of property, plant, and equipment	(33)	(133)	(5)	–	(171)
Proceeds from disposal of assets	–	29	–	–	29
Investment in Berry Group, Inc.	–	–	(23)	–	(23)
Acquisition of business net of cash acquired	(653)	–	–	–	(653)
Net cash flow from investing activities	(686)	(104)	(28)	–	(818)
Financing activities:
Proceeds from long-term borrowings	1,096	–	1	–	1,097
Payments on long-term borrowings	(86)	–	–	–	(86)
Debt financing costs	(37)	–	–	–	(37)
Transfers to the parent, net	(24)	–	23	–	(1)
Net cash flow from financing activities	949	–	24	–	973
Effect of exchange rate changes on cash	–	–	–	–	–
Net increase in cash	168	1	8	–	177
Cash at beginning of period	7	–	3	–	10
Cash at end of period	$175	$1	$11	$–	$187

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

In June 2011, the Company announced its intention to acquire Rexam Closures Kentucky Inc., Rexam Delta Inc., Rexam Closures LLC, Rexam Closure Systems LLC, Rexam de Mexico S. de R.L. de C.V., Rexam Singapore PTE Ltd., Rexam Participacoes Ltda. and Rexam Plasticos do Brasil Ltda. (collectively, “Rexam SBC”) for approximately $360.  Rexam SBC is a leading manufacturer of injection and compression molded plastic specialty and beverage closures, jars, and other plastic packaging products for the food, beverage, industrial and household chemical, automotive and beauty end markets with annual net sales of approximately $500 in calendar 2010.  The closing of the transaction is subject to customary regulatory approvals and other closing conditions.

In June 2011, the Company entered into an amendment to the revolving credit agreement, which increased the commitments under its revolving credit facility by $150 to a total of $650 and extended the maturity to June 2016, subject to certain conditions.  Additionally, pursuant to the amendment, the interest rate on loans under the revolving credit agreement was increased by between 0.25% and 1.00% for any quarterly period depending on the quarterly average daily borrowing availability.

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

Raw Material Trends. Our primary raw material is plastic resin.  Polypropylene and polyethylene account for more than 90% of our plastic resin pound purchases.  The average industry prices, as published in industry sources, per pound by fiscal quarter were as follows:

	Polyethylene Butene Film			Polypropylene
	2011	2010	2009	2011	2010	2009
1st quarter	$.68	$.71	$.67	$.78	$.70	$.56
2nd quarter	.72	.67	.59	.95	.82	.46
3rd quarter	.79	.68	.64	1.08	.84	.53
4th quarter	–	.62	.68	–	.77	.67

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

Results of Operations

Comparison of the Quarterly Period Ended July 2, 2011 (the “Quarter”) and the Quarterly Period Ended July 3, 2010 (the “Prior Quarter”)

Net Sales.  Net sales increased from $1,168 in the Prior Quarter to $1,187 in the Quarter.  This increase is primarily attributed to increased selling prices as a result of higher raw material costs partially offset by a base volume decline.  The following discussion in this section provides a comparison of net sales by business segment.

	Quarterly Period Ended
	July 2, 2011	July 3, 2010	$ Change	% Change
Net sales:
Rigid Open Top	$348	$326	$22	7%
Rigid Closed Top	266	256	10	4%
Specialty Films	411	417	(6)	(1%)
Tapes, Bags and Coatings	162	169	(7)	(4%)
Total net sales	$1,187	$1,168	$19	2%

Net sales in the Rigid Open Top business increased from $326 in the Prior Quarter to $348 in the Quarter as a result of net selling price increases partially offset by a base volume decline.  The base volume decline is primarily attributed to a decrease in sales volumes in various container products due to decreased market demand.  Net sales in the Rigid Closed Top business increased from $256 in the Prior Quarter to $266 in the Quarter as a result of net selling price increases partially offset by a base volume decline.  The base volume decline is primarily attributed to a decrease in sales volumes in our closures and prescription vial products due to decreased market demand.  The Specialty Films business net sales decreased from $417 in the Prior Quarter to $411 in the Quarter as a result of base volume decline partially offset by net selling price increases.  Net sales in the Tapes, Bags and Coatings business decreased from $169 in the Prior Quarter to $162 in the Quarter as a result of base volume decline partially offset by net selling price increases.  The base volume decline is primarily attributed to decreased sales volumes in our flexible packaging, retail waste bag and sheeting product lines.

Operating Expenses.  Cost of goods sold decreased from $1,022 in the Prior Quarter to $1,000 in the Quarter primarily as a result of higher volume declines noted above partially offset by higher raw material costs.  Selling, general and administrative expenses decreased from $97 in the Prior Quarter to $94 in the Quarter primarily as a result of cost reductions partially offset by increased accrued performance compensation.  Restructuring and impairment charges decreased from $18 in the Prior Quarter to $5 in the Quarter primarily due to $12 of non-cash fixed asset charges incurred in the Prior Quarter.  Other operating expenses increased from $3 in the Prior Quarter to $9 in the Quarter primarily attributed to facility closing costs incurred during the Quarter.

Operating Income. Operating income increased from $28 in the Prior Quarter to $79 in the Quarter.  The following discussion in this section provides a comparison of operating income by business segment.

	Quarterly Period Ended
	July 2, 2011	July 3, 2010	$ Change	% Change
Operating income (loss):
Rigid Open Top	$48	$27	$21	78%
Rigid Closed Top	20	21	(1)	(5%)
Specialty Films	2	(18)	20	111%
Tapes, Bags and Coatings	9	(2)	11	550%
Total operating income	$79	$28	$51	182%

Operating income for the Rigid Open Top business increased from $27 in the Prior Quarter to $48 in the Quarter.  The increase is primarily the result of improved operating performance in manufacturing.  Operating income for the Rigid Closed Top business decreased from $21 in the Prior Quarter to $20 in the Quarter.  This decrease is primarily attributed higher raw material costs partially offset by improved operating performance in manufacturing.  Operating income (loss) for the Specialty Films business improved from an operating loss of $18 in the Prior Quarter to an operating income of $2 in the Quarter.  The increase is primarily the result of improved operating performance in manufacturing and non-cash fixed asset impairment charges incurred in the Prior Quarter.  The Tapes, Bags and Coatings business improved from an operating loss of $2 in the Prior Quarter to operating income of $9 in the Quarter.  The increase is primarily attributed to an improvement in sales mix and improved operating performance in manufacturing.

Other Expense (Income). Other Expense (Income) declined from Other Income of $3 in the Prior Quarter compared to Other Expense of $1 in the Quarter.  The decline is primarily related to fair value adjustments for the 2007 Swaps in the Prior Quarter.

Interest Expense.  Interest expense decreased from $82 in the Prior Quarter to $81 in the Quarter as the result of slightly decreased borrowings.

Interest Income.  Interest income increased from $20 in the Prior Quarter to $26 in the Quarter primarily attributed to the non-cash interest and accretion income from our investments in Berry Group’s senior unsecured term loan.

Income Tax Expense (Benefit).  For the Quarter, we recorded an income tax expense of $10 or an effective tax rate of 43% compared to an income tax benefit of $9 or an effective tax rate of 29% in the Prior Quarter.  The change in our effective tax rate primarily relates to the impact of valuation allowances for certain foreign operating losses where the benefits are not expected to be realized.

Net Income (Loss).  Net  income (loss) improved from a net loss of $22 in the Prior Quarter to net income of $13 in the Quarter for the reasons discussed above.

Comparison of the Three Quarterly Periods Ended July 2, 2011 (the “YTD”) and the Three Quarterly Periods Ended July 3, 2010 (the “Prior YTD”)

Net Sales.  Net sales increased from $3,103 in the Prior YTD to $3,332 in the YTD.  This increase is primarily attributed to increased selling prices as a result of higher raw material costs partially offset by a base volume decline.  The base volume decline is partially attributed to the YTD consisting of a thirty nine week period compared to a forty week period for the Prior YTD.  The following discussion in this section provides a comparison of net sales by business segment.

	Three Quarterly Periods Ended
	July 2, 2011	July 3, 2010	$ Change	% Change
Net sales:
Rigid Open Top	$927	$865	$62	7%
Rigid Closed Top	746	718	28	4%
Specialty Films	1,212	1,016	196	19%
Tapes, Bags and Coatings	447	504	(57)	(11%)
Total net sales	$3,332	$3,103	$229	7%

Net sales in the Rigid Open Top business increased from $865 in the Prior YTD to $927 in the YTD as a result of net selling price increases and acquisition growth attributed to Superfos partially offset by a base volume decline.  The base volume decline is primarily attributed to a decrease in sales volumes in various container products and the change in period weeks described above partially offset by increased sales in thermoformed drink cups.  Net sales in the Rigid Closed Top business increased from $718 in the Prior YTD to $746 in the YTD as a result of net price increases partially offset by a base volume decline.  The base volume decline is primarily attributed to a decrease in sales volumes in prescription vials and the change in period weeks described above.  The Specialty Films business net sales increased from $1,016 in the Prior YTD to $1,212 in the YTD as a result of net selling price increases and acquisition volume growth attributed to Pliant partially offset by a base volume decline.  The base volume decline is primarily attributed to decreased sales in our engineered and personal care product lines and the change in the period weeks described above.  Net sales in the Tapes, Bags and Coatings business decreased from $504 in the Prior YTD to $447 in the YTD primarily attributed to a base volume decline partially offset by net selling price increases.  The base volume decline is primarily attributed to the change in period weeks described above and decreased sales in our retail waste bag and sheeting product lines.

Operating Expenses.  Cost of goods sold increased from $2,682 in the Prior YTD to $2,841 in the YTD primarily as a result of the acquisition growth and higher raw material costs partially offset by a base sales volume decline.  Selling, general and administrative expenses increased from $273 in the Prior YTD to $280 in the YTD primarily as a result of the acquisition growth noted above, increased amortization of intangibles due to the Pliant and Superfos acquisitions and increased accrued performance compensation expense partially offset by cost reductions.  Restructuring and impairment charges increased from $27 in the Prior YTD to $36 in the YTD primarily due to increased severance and non-cash asset impairment charges related to closed facilities and cost reduction activities.  Other operating expenses decreased from $36 in the Prior YTD to $26 in the YTD primarily due to acquisition costs related to Pliant and Superfos in the Prior YTD.

Operating Income. Operating income increased from $85 in the Prior YTD to $149 in the YTD.  The following discussion in this section provides a comparison of operating income by business segment.

	Three Quarterly Periods Ended
	July 2, 2011	July 3, 2010	$ Change	% Change
Operating income (loss):
Rigid Open Top	$102	$76	$26	34%
Rigid Closed Top	58	54	4	7%
Specialty Films	(6)	(41)	35	85%
Tapes, Bags and Coatings	(5)	(4)	(1)	(25%)
Total operating income	$149	$85	$64	75%

Operating income for the Rigid Open Top business increased from $76 in the Prior YTD to $102 in the YTD.  This increase is primarily attributed to acquisition volume growth attributed to Superfos and improved operating performance in manufacturing.  Operating income for the Rigid Closed Top business increased from $54 in the Prior YTD to $58 in the YTD.  This increase is primarily attributed to improved operating performance in manufacturing.  Operating loss for the Specialty Films business improved from an operating loss of $41 in the Prior YTD compared to an operating loss of $6 in the YTD.  This improvement is attributable to improved YTD operating performance in manufacturing and Pliant transaction costs incurred in the Prior YTD. Operating loss for the Tapes, Bags and Coatings business declined from $4 in the Prior YTD to $5 in the YTD primarily attributed to increased non-cash asset impairment charges related to closed facilities.

Loss on Extinguishment of Debt. Loss on extinguishment of $68 in the YTD is primarily attributed to write-off of deferred financing fees, debt discount and the premiums paid related to the debt extinguishment of the Company’s 8⅞% Second Priority Senior Secured Notes.

Other Income. Other income decreased from $10 in the Prior YTD to $1 in the YTD primarily attributed to the expiration of our 2007 Swap in November 2010.

Interest Expense.  Interest expense increased from $224 in the Prior YTD to $242 in the YTD primarily as a result of increased borrowings to finance the acquisitions of Pliant and Superfos.

Interest Income.  Interest income increased from $55 in the Prior YTD to $74 in the YTD primarily attributed to the additional non-cash interest and accretion income from our investments in Berry Group’s senior unsecured term loan.

Income Tax Benefit.  For the YTD, we recorded an income tax benefit of $27 or an effective tax rate of 31% compared to an income tax benefit of $19 or an effective tax rate of 26% in the Prior YTD.  The change in our effective tax rate primarily relates to the non-deductibility of certain acquisition costs in the Prior YTD.

Net Loss.  Net loss declined from a net loss of $59 in the Prior YTD to $55 in the YTD for the reasons discussed above.

Liquidity and Capital Resources

Revolving Credit Facility
The Company’s has a $650 asset based revolving line of credit that matures in June 2016.  The availability under the revolving line of credit is the lesser of $650 or based on a defined borrowing base which is calculated based on available accounts receivable and inventory.  The revolving line of credit allows up to $130 of letters of credit to be issued instead of borrowings under the revolving line of credit.  At July 2, 2011, the Company had $171 of cash and no outstanding balance on the revolving credit facility providing unused borrowing capacity of $650.   At July 2, 2011 the Company had $463 of availability, net of letters of credit, resulting in total liquidity of $634.  The Company expects the additional $150 of unavailable borrowing capacity to become available upon the completion of the Rexam SBC acquisition.

Our fixed charge coverage ratio, as defined in the revolving credit facility, is calculated based on a numerator consisting of Adjusted EBITDA less pro forma adjustments, income taxes paid in cash and capital expenditures, and a denominator consisting of scheduled principal payments in respect of indebtedness for borrowed money, interest expense and certain distributions.  We are obligated to sustain a minimum fixed charge coverage ratio of 1.0 to 1.0 under the revolving credit facility at any time when the aggregate unused capacity under the revolving credit facility is less than 10% of the lesser of the revolving credit facility commitments and the borrowing base (and for 10 business days following the date upon which availability exceeds such threshold) or during the continuation of an event of default.  The revolving credit facility subject to a borrowing base and thus was not subject to the minimum fixed charge coverage ratio covenant.  Our fixed charge ratio as of July 2, 2011 was 1.5 to 1.0.

Despite not having financial maintenance covenants, our debt agreements contain certain negative covenants.  The failure to comply with these negative covenants could restrict our ability to incur additional indebtedness, effect acquisitions, enter into certain significant business combinations, make distributions or redeem indebtedness.  The term loan facility contains a negative covenant first lien secured leverage ratio covenant of 4.0 to 1.0 on a pro forma basis for a proposed transaction, such as an acquisition or incurrence of additional first lien debt.  Our first lien secured leverage ratio was 3.2 to 1.0 as of July 2, 2011.

A key financial metric utilized in the calculation of the first lien leverage ratio is Adjusted EBITDA.  The following table reconciles our Adjusted EBITDA for the twelve months ended July 2, 2011 to net loss.

Four Quarters ended July 2, 2011
Adjusted EBITDA	$658
Net interest expense	(231)
Depreciation and amortization	(338)
Income tax benefit	30
Business optimization expense	(36)
Restructuring and impairment (a)	(50)
8⅞% Second Priority Notes extinguishment (b)	(68)
Annualization of cost savings	(36)
Net loss	$(71)

Cash flow from operating activities	$295
Cash flow from investing activities	(185)
Cash flow from financing activities	(124)
(a)	Includes $26 of non-cash asset impairments in the four quarters ended July 2, 2011, respectively.
(b)	Includes $14 of non-cash write off of deferred financing fees, $17 of non-cash write off of debt discount and $37 of premiums paid for extinguishment of debt

For comparison purposes, the following table reconciles our Adjusted EBITDA for the quarterly period ended July 2, 2011 and July 3, 2010.

	Quarterly Period Ended
	July 2, 2011	July 3, 2010
Adjusted EBITDA	$178	$152
Net interest expense	(55)	(62)
Depreciation and amortization	(83)	(81)
Income tax (expense) benefit	(10)	9
Business optimization expense	(6)	(3)
Restructuring and impairment (a)	(5)	(18)
Other	(5)	–
Annualization of cost savings	(1)	(19)
Net income (loss)	$13	$(22)

Cash flow from operating activities	$94	$(21)
Cash flow from investing activities	(32)	(52)
Cash flow from financing activities	(16)	236
                   (a) Includes $2 and $12 of non-cash asset impairments in the quarter ended July 2, 2011 and July 3,  2010, respectively.

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

Cash Flows
Net cash from operating activities increased from $22 in the Prior YTD to $205 in the YTD.  This increase is primarily attributed to improved operating performance and improvements in working capital.

Net cash from investing activities decreased from $818 in the Prior YTD to $126 in the YTD primarily as a result of the Pliant and Superfos acquisitions in the Prior YTD.  Our capital expenditures are forecasted to be approximately $185 for fiscal 2011 and will be funded from cash flows from operating activities and existing liquidity.

Net cash from financing activities provided $973 in the Prior YTD compared to a $55 use in the YTD.  The change is primarily attributed to the borrowing of $370 of the 8¼% First Priority Senior Secured Notes and $250 of 8⅞% Second Priority Senior Secured Notes to fund the Pliant acquisition in the Prior YTD and the net cash used for the debt extinguishment of the 8⅞% Second Priority Senior Secured Notes during the YTD.

Based on our current level of operations, we believe that cash flow from operations and available cash, together with available borrowings under our senior secured credit facilities, will be adequate to meet our short-term liquidity needs over the next twelve months.  We base such belief on historical experience and the funds available under the revolving credit facility.  However, we cannot predict our future results of operations and our ability to meet our obligations involves numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” section of our Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended October 2, 2010.  In particular, increases in the cost of resin which we are unable to pass through to our customers on a timely basis or significant acquisitions could severely impact our liquidity.

Critical Accounting Policies

We disclosed those accounting policies that we consider to be significant in determining the amounts to be utilized for communicating our consolidated financial position, results of operations and cash flows in the Form 10-K filed with the SEC for the fiscal year ended October 2, 2010.  Our discussion and analysis of our financial condition and results of operations are based on our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of financial statements in conformity with these principles requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes.  Actual results are likely to differ from these estimates, but management does not believe such differences will materially affect our financial position or results of operations, although no assurance can be given as to such affect.  The following critical accounting policies have been updated for the period ended July 2, 2011.

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

The following table presents carrying value as of our most recent evaluation for impairment of goodwill compared to Goodwill by reportable segment:

	Carrying Value as of	Goodwill as of
	July 4, 2010	July 2, 2011	October 2, 2010
Rigid Open Top	$1,754	$690	$691
Rigid Closed Top	1,517	774	771
Specialty Films	995	240	238

In accordance with our policy, we completed our most recent annual evaluation for impairment of goodwill as of the first day of the fourth fiscal quarter of 2010 and determined that no impairment existed. Our evaluation method included management estimates of cash flow projections based on an internal strategic review and comparable EBITDA multiples of our market peer companies to derive our fair values.  A decline of greater than 10% in the fair value of our segments could result in a potential impairment of goodwill or trademarks depending on revenue or earnings growth, the cost of capital and other factors we utilize to determine our segment and trademark fair values.  Growth by reporting unit varies from year-to-year between segments.  For purposes of these tests, the Rigid Open Top forecasted overall growth ranges between 2% and 5% in the following six years and 3% in the terminal year.  The Rigid Closed Top forecasted overall growth ranges between 3% and 8% in the following six years and 3% in the terminal year.  The Specialty Films forecasted overall growth ranges between 2% and 4% in the following six years and 3% in the terminal year.  We assumed that the Company would maintain capital spending sufficient to continue to increase efficiencies in production and have assumed that these efficiencies would be offset by other rising costs in selling, general and administrative expenses.  Given the uncertainty in economic trends, there can be no assurance that when we complete our future annual or other periodic reviews for impairment of goodwill that a material impairment charge will not be recorded. Goodwill and indefinite lived trademarks totaled $1,704 and $220 as of July 2, 2011, respectively.  There were no indicators of impairment during the first three fiscal quarters of 2011.

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

Item 3.              Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

We are exposed to market risk from changes in interest rates primarily through our senior secured credit facilities, senior secured first priority notes and second priority senior secured notes.  Our senior secured credit facilities are comprised of (i) a $1,200 term loan and (ii) a $650 revolving credit facility.  At July 2, 2011, there was no outstanding balance on the revolving credit facility.  The net outstanding balance of the term loan was $1,149 at July 2, 2011.  Borrowings under our senior secured credit facilities bear interest, at our option, at either an alternate base rate or an adjusted LIBOR rate for a one-, two-, three- or six month interest period, or a nine- or twelve-month period, if available to all relevant lenders, in each case, plus an applicable margin.  The alternate base rate is the mean the greater of (i) in the case of our term loan, Credit Suisse’s prime rate or, in the case of our revolving credit facility, Bank of America's prime rate and (ii) one-half of 1.0% over the weighted average of rates on overnight Federal Funds as published by the Federal Reserve Bank of New York.  Our $681 of senior secured first priority notes accrue interest at a rate per annum, reset quarterly, equal to LIBOR plus 4.75%. Our second priority senior secured floating rate notes of $212 bear interest at a rate of LIBOR plus 3.875% per annum, which resets quarterly.

At July 2, 2011, the LIBOR rate of 0.25% was applicable to the term loan, first priority senior secured floating rate notes and second priority senior secured floating rate notes.  If the LIBOR rate increases 0.25% and 0.50%, we estimate an annual increase in our interest expense of $3 and $5, respectively.

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

The Company's management, with the participation of the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures as of July 2, 2011.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of July 2, 2011, the design and operation of our disclosure controls and procedures were effective at the reasonable assurance level.

(b)	Changes in internal controls.

There was no change in our internal control over financial reporting that occurred during the quarter ended     July 2, 2011.

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

August 15, 2011

By: /s/ James M. Kratochvil
                         James M. Kratochvil
                         Chief Financial Officer (Principal Financial and Accounting Officer)