Form 10-K
BERRY PLASTICS CORP
filed 2011-12-19
CIK 919465

                            SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                     FORM 10-K

(Mark One)
[X]	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended
October 1, 2011
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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934.  Yes [X]  No [   ]

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.  Yes [  ]  No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes [ X]  No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K:  Not applicable.

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, or non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer [     ]                        Accelerated filer  [     ]                                   Non-accelerated filer [  X  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes[   ]No[X]

As of December 19, 2011, all of the outstanding 100 shares of the Common Stock, $.01 par value, of Berry Plastics Corporation were held by Berry Plastics Group, Inc.

DOCUMENTS INCORPORATED BY REFERENCE
None

Table of Additional Registrant Guarantors
Exact Name	Jurisdiction of Organization	Primary Standard Industrial Classification Code Number	I.R.S. Employer Identification No.	Name, Address and Telephone Number of Principal Executive Offices
Aerocon, LLC	Delaware	3089	35-1948748	(a)
Berry Iowa, LLC	Delaware	3089	42-1382173	(a)
Berry Plastics Design, LLC	Delaware	3089	62-1689708	(a)
Berry Plastics Technical Services, Inc.	Delaware	3089	57-1029638	(a)
Berry Sterling Corporation	Delaware	3089	54-1749681	(a)
CPI Holding Corporation	Delaware	3089	34-1820303	(a)
Knight Plastics, LLC	Delaware	3089	35-2056610	(a)
Packerware, LLC	Delaware	3089	48-0759852	(a)
Pescor, Inc.	Delaware	3089	74-3002028	(a)
Poly-Seal, LLC	Delaware	3089	52-0892112	(a)
Venture Packaging, Inc.	Delaware	3089	51-0368479	(a)
Venture Packaging Midwest, Inc.	Delaware	3089	34-1809003	(a)
Berry Plastics Acquisition Corporation III	Delaware	3089	37-1445502	(a)
Berry Plastics Opco, Inc.	Delaware	3089	30-0120989	(a)
Berry Plastics Acquisition Corporation V	Delaware	3089	36-4509933	(a)
Berry Plastics Acquisition Corporation VIII	Delaware	3089	32-0036809	(a)
Berry Plastics Acquisition Corporation IX	Delaware	3089	35-2184302	(a)
Berry Plastics Acquisition Corporation X	Delaware	3089	35-2184301	(a)
Berry Plastics Acquisition Corporation XI	Delaware	3089	35-2184300	(a)
Berry Plastics Acquisition Corporation XII	Delaware	3089	35-2184299	(a)
Berry Plastics Acquisition Corporation XIII	Delaware	3089	35-2184298	(a)
Berry Plastics Acquisition Corporation XV, LLC	Delaware	3089	35-2184293	(a)
Kerr Group, LLC	Delaware	3089	95-0898810	(a)
Saffron Acquisition, LLC	Delaware	3089	94-3293114	(a)
Setco, LLC	Delaware	3089	56-2374074	(a)
Sun Coast Industries, LLC	Delaware	3089	59-1952968	(a)
Cardinal Packaging, Inc.	Ohio	3089	34-1396561	(a)
Covalence Specialty Adhesives LLC	Delaware	2672	20-4104683	(a)
Covalence Specialty Coatings LLC	Delaware	2672	20-4104683	(a)
Caplas LLC	Delaware	3089	20-3888603	(a)
Caplas Neptune, LLC	Delaware	3089	20-5557864	(a)
Captive Plastics Holdings, LLC	Delaware	3089	20-1290475	(a)
Captive Plastics, LLC	Delaware	3089	22-1890735	(a)
Grafco Industries Limited Partnership	Maryland	3089	52-1729327	(a)
Rollpak Corporation	Indiana	3089	35-1582626	(a)
Pliant, LLC	Delaware	2673	43-2107725	(a)
Pliant Corporation International	Utah	2673	87-0473075	(a)
Uniplast Holdings, LLC	Delaware	2673	13-3999589	(a)
Uniplast U.S., Inc.	Delaware	2673	04-3199066	(a)
Berry Plastics SP, Inc.	Virginia	3089	52-1444795	(a)
Berry Plastics Filmco, Inc.	Delaware	3089	34-1848686	(a)
BPRex Closure Systems, LLC	Delaware	3089	27-4588544	(a)
BPRex Closures, LLC	Delaware	3089	27-4579074	(a)
BPRex Delta, Inc.	Delaware	3089	71-0725503	(a)
BPRex Closures Kentucky, Inc.	Delaware	3089	56-2209554	(a)
(a)  101 Oakley Street, Evansville, IN 47710

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-K for the fiscal period ending October 1, 2011 (“fiscal 2011”) and comparable periods October 2, 2010 (“fiscal 2010”), and September 26, 2009 (“fiscal 2009”) includes "forward-looking statements," within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), with respect to our financial condition, results of operations and business and our expectations or beliefs concerning future events.  Such statements include, in particular, statements about our plans, strategies and prospects under the headings "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and "Business."  You can identify certain forward-looking statements by our use of forward-looking terminology such as, but not limited to, "believes," "expects," "anticipates," "estimates," "intends," "plans," "targets," "likely," "will," "would," "could" and similar expressions that identify forward-looking statements.  All forward-looking statements involve risks and uncertainties.  Many risks and uncertainties are inherent in our industry and markets. Others are more specific to our operations.  The occurrence of the events described and the achievement of the expected results depend on many events, some or all of which are not predictable or within our control. Actual results may differ materially from the forward-looking statements contained in this Form 10-K.  Factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include:

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

                             TABLE OF CONTENTS

                                   FORM 10-K FOR THE FISCAL YEAR ENDED OCTOBER 1, 2011

Item 1.  BUSINESS

(In Millions of dollars, except as otherwise noted)

General

Berry Plastics Corporation (“Berry” or the “Company”) is one of the world’s leading manufacturers and marketers of plastic packaging products, plastic film products, specialty adhesives and coated products with more than 90% of our revenues coming from North America. We manufacture a broad range of innovative, high quality packaging solutions using our collection of proprietary molds and an extensive set of internally developed processes and technologies. Our principal products include containers, drink cups, bottles, closures and overcaps, tubes and prescription containers, trash bags, stretch films, engineered films, and tapes which we sell into a diverse selection of attractive and stable end markets, including food and beverage, healthcare, personal care, quick service and family dining restaurants, custom and retail, agricultural, horticultural, institutional, industrial, construction, aerospace, and automotive. We sell our packaging solutions to over 13,000 customers, ranging from large multinational corporations to small local businesses and consisting of a favorable balance of leading national blue-chip customers as well as a collection of smaller local specialty businesses. We believe that we are one of the largest global purchasers of polyethylene resin. We believe that our proprietary tools and technologies, low-cost manufacturing capabilities and significant operating and purchasing scale provide us with a competitive advantage in the marketplace. Our unique combination of leading market positions, proven management team, product and customer diversity and manufacturing and design innovation provides access to a variety of growth opportunities. Our top 10 customers represented 17% of our fiscal 2011 net sales with no customer accounting for more than 3% of our fiscal 2011 net sales.

Current Year Acquisitions

LINPAC Packaging Filmco, Inc.

In August 2011, the Company acquired 100% of the common stock of LINPAC Packaging Filmco, Inc. (“Filmco”) from LINPAC USA Holdings, Inc., a subsidiary of the UK-based LINPAC Group, for a purchase price of $19. Filmco is a manufacturer of PVC stretch film packaging for fresh meats, produce, freezer and specialty applications.  The newly added business will be operated in the Company’s Specialty Films reporting segment.  To finance the purchase, the Company used cash on hand and existing credit facilities.  The Filmco acquisition has been accounted for under the purchase method of accounting, and accordingly, the purchase price has been allocated to the identifiable assets and liabilities based on estimated fair values at the acquisition date.

Rexam Specialty and Beverage Closures

In September 2011, the Company acquired 100% of the capital stock of Rexam Closures Kentucky Inc., Rexam Delta Inc., Rexam Closures LLC, Rexam Closure Systems LLC, Rexam de Mexico S. de R.L. de C.V., Rexam Singapore PTE Ltd., Rexam Participacoes Ltda. and Rexam Plasticos do Brasil Ltda. (collectively, “Rexam SBC”) pursuant to an Equity Purchase Agreement by and among Rexam Inc., Rexam Closures and Containers Inc., Rexam Closure Systems Inc., Rexam Plastic Packaging Inc., Rexam Brazil Closure Inc., Rexam Beverage Can South America S.A. and the Company.  The aggregate purchase price was $351 ($347, net of cash acquired).  Rexam SBC’s primary products include plastic closures, fitments and dispensing closure systems, and jars.  The newly added business will be operated in the Company’s Rigid Closed Top reporting segment.  To finance the purchase, the Company used cash on hand and existing credit facilities.  The Rexam SBC acquisition has been accounted for under the purchase method of accounting, and accordingly, the purchase price has been allocated to the identifiable assets and liabilities based on estimated fair values at the acquisition date.

Recent Developments

In October 2011, the Company received the resignation of Ira G. Boots as Director of Berry Plastics Group, Inc.  Mr. Boots will continue to serve in a consulting role.  Concurrent with Mr. Boots’ resignation, the Company announced the appointment of B. Evan Bayh, former U.S. Senator and Indiana Governor, to the Board of Directors.  Mr. Bayh was a member of the U.S. Senate from the state of Indiana from 1998 until his retirement in 2011.  While in the Senate, he served on a variety of committees including the Banking, Housing and Urban Affairs Committee, and the Committee on Small Business and Entrepreneurship.  Prior to serving in the Senate, Mr. Bayh served as Indiana Governor from 1988 to 1997.

Beginning January 1, 2012, we are reorganizing our flexible films business, which include our Tapes, Bags and Coatings and Specialty Films divisions, into two new operating divisions.  These new divisions will be named Flexible Packaging and Engineered Materials.  The purpose of structuring our businesses in this manner is to significantly enhance our current product portfolio in the finished flexible packaging space.  This move will allow us to leverage our unique innovation capabilities at the interface of rigid and flexible technologies and to serve our customers with innovative packaging solutions.

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

Rigid Open Top

Our Rigid Open Top division is comprised of three product categories: containers, foodservice items (drink cups, institutional catering, and cutlery) and home and party. The largest end-uses for our containers are food and beverage products, building products and chemicals. We believe that we offer one of the broadest product lines among U.S.-based plastic container and drink cup manufacturers.  Many of our open top products are manufactured from proprietary molds that we develop and own, which results in significant switching costs to certain of our customers. In addition to a complete product line, we have sophisticated printing capabilities and in-house graphic arts and tooling departments, which allow us to integrate ourselves into, and add material value to, our customers’ packaging design process. Our product engineers work directly with customers to design and commercialize new products. In order to identify new markets and applications for existing products and opportunities to create new products, we rely extensively on our national sales force. Once these opportunities are identified, our sales force works with our product design engineers and artists to satisfy customers’ needs. Our low-cost manufacturing capability with plants strategically located throughout the United States and a dedication to high-quality products and customer service have allowed us to further develop and maintain strong relationships with our attractive base of customers. Our primary competitors include Airlite, Huhtamaki, Letica, Polytainers, Reynolds and Solo. These competitors individually only compete on certain of our open top products, whereas we offer the entire selection of open top products described below.

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

Foodservice. We believe that we are one of the largest providers of large size thermoformed polypropylene (“PP”) and injection-molded plastic drink cups in the United States. We are the leading producer of 32 ounce or larger thermoformed PP drink cups and offer a product line with sizes ranging from 12 to 52 ounces. Our thermoform process uses PP instead of more expensive polystyrene (“PS”) or polyethylene terephthalate (“PET”) in producing deep draw drink cups to generate a cup of superior quality with a competitive cost advantage versus thermoformed PS or PET drink cups. Additionally, we produce injection-molded plastic cups that range in size from 12 to 64 ounces. Primary markets for our plastic drink cups are quick service and family dining restaurants, convenience stores, stadiums and retail stores. Many of our cups are decorated, often as promotional items, and we believe we have a reputation in the industry for innovative, state-of-the-art graphics. Selected drink cup customers and end users include Hardee’s, McDonald’s, Quik Trip, Starbucks, Subway, Wendy’s and Yum! Brands.

Home and Party. Our participation in the home and party market is focused on producing semi-disposable plastic home and party and plastic garden products. Examples of our products include plates, bowls, pitchers, tumblers and outdoor flowerpots. We sell virtually all of our products in this market through major national retail marketers and national chain stores, such as Walmart. PackerWare is our recognized brand name in these markets and PackerWare branded products are often co-branded by our customers. Our strategy in this market has been to provide high value to consumers at a relatively modest price, consistent with the key price points of the retail marketers. We believe outstanding service and the ability to deliver products with timely combination of color and design further enhance our position in this market.

Rigid Closed Top

Our Rigid Closed Top division is comprised of three product categories; closures and overcaps, bottles and prescription containers, and tubes. We believe that this line of products gives us a competitive advantage in being able to provide a complete plastic package to our customers. We have a number of leading positions in which we have been able to leverage this capability such as prescription container packages, Tab II® pharmaceutical packages, and proprietary tube and closure designs. Our innovative design center and product development engineers regularly work with our customers to develop differentiated packages that offer unique shelf presence, functionality, and cost competitiveness. Combine our design expertise with our world class manufacturing facilities, and we are uniquely positioned to take projects from creative concept to delivered end product. We utilize a broad range of manufacturing technologies, offering several different manufacturing processes, including various forms of injection, extrusion, compression, and blow molding, as well as decorating and lining services. This allows us to match the optimal manufacturing platform with each customer’s desired package design and volume. Our quality system, which includes an emphasis on process control and vision technology, allows us to meet the increasingly high performance and cosmetic standards of our customers. Our primary competitors include Reynolds, Aptar, Plastipak and Silgan. With few exceptions, these competitors do not compete with us across many of our products and market segments. We believe that we are the only industry participant that offers the entire product line of our Rigid Closed Top products described below. We have a strong reputation for quality and service, and have received numerous “Supplier Quality Achievement Awards” from customers, as well as “Distribution Industry Awards” from market associations.

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

Specialty Films

Our Specialty Films division manufactures and sells primarily PE, PP and PVC-based film products. We manufacture both blown and cast films from 1 to 11 layer in a wide range of widths and gauges. Our principal products include agricultural film, institutional can liners, stretch film, shrink film, barrier and sealant films, personal care films and PVC films. We have rotogravure and flexographic printing capabilities up to 10 colors. We have leading market positions in several market segments. We are a leader in the industry with proprietary, innovative products, using next generation materials and state of the art processes. Our primary competitors include Heritage, AEP, Sigma and Bemis. The Specialty Films division includes the following product groups:

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

Personal Care Films. We are a major supplier of component and packaging films used for personal care hygiene applications predominantly sold in North America and Latin America. The end use applications include disposable baby diapers, feminine care, adult incontinence, hospital and tissue and towel products. Our personal care customers include Kimberly Clark, SCA, Johnson and Johnson, First Quality and other leading private label manufacturers. Our “Lifetime of Solutions ™ ” approach promotes an innovation pipeline that integrates both product and equipment design into leading edge customer and consumer solutions.

Printed Products. We are a converter of printed bags, pouches and rollstock. Our manufacturing base includes integrated extrusion that combines with printing, laminating, bagmaking, Innolok® and laser-score converting processes. We are a leading supplier of printed film products for the fresh bakery, tortilla and frozen vegetable markets with brands such as SteamQuick® Film, Freshview™ bags and Billboard™ SUP’s. Our customers include Mission Foods and Hostess Brands.

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

Tapes, Bags and Coatings

Our Tapes, Bags and Coatings division manufactures and sells tape, adhesive, corrosion protective and PE-based film products to a diverse base of customers around the world. We offer a broad product portfolio of key product groups to a wide range of global end markets that include corrosion protection, building and construction, industrial, retail, DIY, automotive, medical and aerospace. Our principal products include heat shrinkable and PE-based tape coatings, trash bags, drop cloths, PE coated cloth tapes, splicing/laminating tapes, flame-retardant tapes, vinyl-coated tapes and a variety of other specialty tapes, including carton sealing, masking, mounting and OEM medical tapes. We specialize in manufacturing laminated and coated products for a diverse range of applications, including flexible packaging, products for the housing construction and woven polypropylene flexible intermediate bulk containers (“FIBC”). We use a wide range of substrates and basic weights of paper, film, foil and woven and non-woven fabrics to service the residential building, industrial, food packaging, healthcare and military markets. Our primary competitors include Intertape Polymers, 3-M, ShurTape, Canusa, Denso, Cadillac, Coated Excellence, FortaFiber, PolyAmerica, Clorox and Reynolds.

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

Corrosion Protection Products. We are a leading global producer of adhesive products to infrastructure, rehabilitation and new pipeline projects throughout the world. Our products deliver superior performance across all climates and terrains for the purpose of sealing, coupling, rehabilitation and corrosion protection of pipelines. Products include heat-shrinkable coatings, single- and multi-layer sleeves, pipeline coating tapes, anode systems for cathodic protection and epoxy coatings. These products are used in oil, gas and water supply and construction applications. Our customers primarily include contractors managing discrete construction projects around the world as well as distributors and applicators. Our corrosion protection products customers include Tyco Electronics, Northwest Pipe and Midwestern Pipeline Products.

Retail Bags. We manufacture and sell a diversified portfolio of PE-based film products to end users in the retail markets.  These products are sold under leading brands such as Ruffies® and Film-Gard®. Our products also include drop cloths and retail trash bags. These products are sold primarily through wholesale outlets, hardware stores and home centers, paint stores and mass merchandisers. Our retail trash bags customers include Home Depot, Walmart, True Value and ACE.

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

Building Products. We produce exterior linerboard and foil laminated sheathing and exterior window and door flashings for the building and construction end-markets. Our products are sold under a number of market leading brands, including Contour™, Opti-Flash®, and Thermo-Ply®. These products are sold to wholesale distributors, lumberyards and directly to building contractors. Our building products customers include Blue Linx Corp. and Hutting Building Products.

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

Additionally, at our major technical centers in Lancaster, Pennsylvania; Homer, Louisiana; Chippewa Falls, Wisconsin; Evansville, Indiana; and Perrysburg, Ohio, we proto-type new ideas, conduct research and development of new products and processes, and qualify production systems that go directly to our facilities and into production. We also have technical centers, complete product testing and quality laboratories at our Lancaster, Pennsylvania and Perrysburg, Ohio facilities.  At our pilot plant in Homer, Louisiana, we are able to experiment with new compositions and processes with a focus on minimizing waste and improving productivity. With this combination of manufacturing simulation and quality systems support we are able to improve time to market and reduce cost.  We spent $20, $21 and $16 on research and development in fiscal 2011, 2010 and 2009, respectively.

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

Employees

At the end of fiscal 2011, we employed over 16,000 employees. Approximately 11% of our employees are covered by collective bargaining agreements. Four of our 12 agreements, covering approximately 1,200 employees, are scheduled for renegotiation in fiscal 2012.  The remaining agreements expire after fiscal 2012.  Our relations with employees remain satisfactory.

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

We have a significant amount of indebtedness.  At the end of fiscal 2011, we had a total indebtedness of $4,571 with cash and cash equivalents totaling $42.  We would have been able to borrow a further $417 under the revolving portion of our senior secured credit facilities subject to the solvency of our lenders to fund their obligations and our borrowing base calculations.  We are permitted by the terms of our debt instruments to incur substantial additional indebtedness, subject to the restrictions therein.  Our inability to generate sufficient cash flow to satisfy our debt obligations, or to refinance our obligations on commercially reasonable terms, would have a material adverse effect on our business, financial condition and results of operations.

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

Goodwill and other intangibles represent a significant amount of our net worth, and a future write-off could result in lower reported net income and a reduction of our net worth.

At the end of fiscal 2011, the net value of our goodwill and other intangibles was $2,704.  We are no longer required or permitted to amortize goodwill reflected on our balance sheet.  We are, however, required to evaluate goodwill reflected on our balance sheet when circumstances indicate a potential impairment, or at least annually, under the impairment testing guidelines outlined in the standard.  Future changes in the cost of capital, expected cash flows, or other factors may cause our goodwill to be impaired, resulting in a non-cash charge against results of operations to write-off goodwill for the amount of impairment.  If a future write-off is required, the charge could have a material adverse effect on our reported results of operations and net worth in the period of any such write-off.

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

Item 1B.  UNRESOLVED STAFF COMMENTS

None

Item 2.  PROPERTIES

We lease or own our principle offices and manufacturing facilities.  We believe that our property and equipment is well-maintained, in good operating condition and adequate for our present needs.  The location of our principal manufacturing facilities, by country, are as follows:  United States – 71 locations (26 Closed Top Division, 15 Open Top Division, 18 Specialty Films Division, 12 Tapes, Bags and Coatings Division); Canada – 4 locations (1 Closed Top Division, 3 Specialty Films Division); Mexico – 3 locations (2 Tapes, Bags and Coatings Division, 1 Specialty Films Division); India and Belgium (Tapes, Bags and Coatings Division); Germany and Australia (Specialty Films Division); Brazil and Malaysia (Closed Top Division). The Evansville, Indiana facility serves as our world headquarters.

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                           PART II

Item 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no established public trading market for any class of common stock of Berry Plastics Corporation (“Berry”) or Berry Group.  All of the issued and outstanding common stock of Berry is held by Berry Group.  With respect to the capital stock of Berry Group, as of December 2011, there were approximately 400 holders of the common stock.

See Item 12 of this Form 10-K entitled “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” and Footnote 12 to our consolidated financial statements regarding equity compensation plan information.

Item 6.  SELECTED FINANCIAL DATA

The following table presents selected historical financial data for the Company and should be read in conjunction with, and is qualified by reference to, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the respective financial statements and notes to the financial statements included elsewhere in this Form 10-K.  The selected historical financial data has been derived from audited consolidated financial statement and notes to the financial statements included in various Form 10-K filings.
	Year ended October 1, 2011	Year ended October 2, 2010	Year ended September 26, 2009	Year ended September 27, 2008	Year ended September 29, 2007
Statement of Operations Data:
Net sales	$4,561	$4,257	$3,187	$3,513	$3,055
Cost of goods sold	3,878	3,667	2,641	3,019	2,583
Selling, general and administrative	381	379	325	340	322
Restructuring and impairment charges (a)	221	41	11	10	39
Other operating expenses	39	46	24	33	44
Operating income	42	124	186	111	67
Other expense (income) (b)	61	(19)	(31)	—	37
Interest expense	324	308	263	262	240
Interest income	(103)	(76)	(18)	(1)	(2)
Net loss from continuing operations before income taxes	(240)	(89)	(28)	(150)	(208)
Income tax benefit	(11)	(21)	(6)	(49)	(89)
Minority interest	—	—	—	—	(3)
Discontinued operations, net of tax	—	—	4	—	—
Net loss	$(229)	$(68)	$(26)	$(101)	$(116)
Balance Sheet Data (at period end):
Cash and cash equivalents	$42	$148	$10	$190	$15
Property, plant and equipment	1,250	1,146	876	863	785
Total assets	5,605	5,630	4,401	4,724	3,869
Long-term debt obligations, less current portion	4,537	4,345	3,342	3,578	2,693
Stockholders’ equity	6	257	322	352	450
Cash Flow and other Financial Data:
Net cash from operating activities	$326	$112	$414	$10	$137
Net cash from investing activities	(523)	(877)	(364)	(656)	(164)
Net cash from financing activities	91	903	(230)	821	(40)
Capital expenditures	160	223	194	162	99

(a) Includes a goodwill impairment charge of $165 in fiscal 2011
             `                (b)    Includes a loss on extinguishment of debt of $68 in fiscal 2011

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We believe we are one of the world’s leading manufacturers and marketers of plastic packaging products, plastic film products, specialty adhesives and coated products. We manufacture a broad range of innovative, high quality packaging solutions using our collection of proprietary molds and an extensive set of internally developed processes and technologies. Our principal products include containers, drink cups, bottles, closures and overcaps, tubes and prescription containers, trash bags, stretch films, engineered films, and tapes which we sell into a diverse selection of attractive and stable end markets, including food and beverage, healthcare, personal care, quick service and family dining restaurants, custom and retail, agricultural, horticultural, institutional, industrial, construction, aerospace, and automotive. We sell our packaging solutions to over 13,000 customers, ranging from large multinational corporations to small local businesses comprised of a favorable balance of leading national blue-chip customers as well as a collection of smaller local specialty businesses. We believe that we are one of the largest global purchasers of polyethylene resin. We believe that our proprietary tools and technologies, low-cost manufacturing capabilities and significant operating and purchasing scale provide us with a competitive advantage in the marketplace. Our unique combination of leading market positions, proven management team, product and customer diversity and manufacturing and design innovation provides access to a variety of growth opportunities. Our top 10 customers represented 17% of our fiscal 2011 net sales with no customer accounting for more than 3% of our fiscal 2011 net sales.

Executive Summary

Business. We organize our business into four operating segments: Rigid Open Top, Rigid Closed Top, Specialty Films, and Tapes, Bags and Coatings.  The Rigid Open Top segment sells products in three categories including containers, foodservice items and home and party.  The Rigid Closed Top segment sells products in three categories including closures and overcaps, bottles and prescription containers and tubes.  The Specialty Films segment sells primarily agricultural film, stretch film, shrink film, engineered film, personal care film, flexible packaging products and PVC film to the agricultural, horticultural institutional, foodservice, personal care, industrial and retail markets.  Our Tapes, Bags and Coatings segment sells specialty adhesive products, flexible packaging, trash bags and building materials to a variety of different industries including building and construction, retail, automotive, industrial and medical markets.

Raw Material Trends. Our primary raw material is plastic resin.  Polypropylene and polyethylene account for more than 90% of our plastic resin purchases based on the pounds purchased.  The average industry prices, as published in industry sources, per pound were as follows by fiscal year:

	Polyethylene Butene Film			Polypropylene
	2011	2010	2009	2011	2010	2009
1st quarter	$.68	$.71	$.67	$.78	$.70	$.56
2nd quarter	.72	.67	.59	.95	.82	.46
3rd quarter	.79	.68	.64	1.08	.84	.53
4th quarter	.73	.62	.68	.98	.77	.67

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

Looking forward to the first fiscal quarter of 2012, there is some concern that the economy will continue to remain weak which might have a negative impact on our future volumes.  The consumer nature of the Company’s customers and products typically protects the Company from large cyclical swings in volume.  In addition, commodity prices often deflate as global demand softens.

Recent Developments

In October 2011, the Company received the resignation of Ira G. Boots as Director of Berry Plastics Group, Inc.  Mr. Boots will continue to serve in a consulting role.  Concurrent with Mr. Boots resignation, the Company announced the appointment of B. Evan Bayh, former U.S. Senator and Indiana Governor, to the Board of Directors.  Mr. Bayh was a member of the U.S. Senate from the state of Indiana from 1998 until his retirement in 2011.  While in the Senate, he served on a variety of committees including the Banking, Housing and Urban Affairs Committee, and the Committee on Small Business and Entrepreneurship.  Prior to serving in the Senate, Mr. Bayh served as Indiana Governor from 1988 to 1997.

Beginning January 1, 2012, we are reorganizing our flexible films businesses, which include our Tapes, Bags and Coatings, and Specialty Films divisions, into two new operating divisions.  These new divisions will be named Flexible Packaging and Engineered Materials.  The purpose of structuring our businesses in this manner is to significantly enhance our current product portfolio in the finished flexible packaging space.  This move will allow us to leverage our unique innovation capabilities at the interface of rigid and flexible technologies and to serve our customers with innovative packaging solutions.

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

LINPAC Packaging Filmco, Inc.

In August 2011, the Company acquired 100% of the common stock of Filmco from LINPAC USA Holdings, Inc., a subsidiary of the UK-based LINPAC Group for a purchase price of $19.  Filmco is a manufacturer of PVC stretch film packaging for fresh meats, produce, freezer and specialty applications.  The newly added business will be operated in the Company’s Specialty Films reporting segment.  To finance the purchase, the Company used cash on hand and existing credit facilities.  The Filmco acquisition has been accounted for under the purchase method of accounting, and accordingly, the purchase price has been allocated to the identifiable assets and liabilities based on estimated fair values at the acquisition date.

Rexam Specialty and Beverage Closures

In September 2011, the Company acquired 100% of the capital stock of Rexam SBC pursuant to an Equity Purchase Agreement by and among Rexam Inc., Rexam Closures and Containers Inc., Rexam Closure Systems Inc., Rexam Plastic Packaging Inc., Rexam Brazil Closure Inc., Rexam Beverage Can South America S.A. and the Company.  The aggregate purchase price was $351 ($347, net of cash acquired).  Rexam SBC’s primary products include plastic closures, fitments and dispensing closure systems, and jars.  The newly added business will be operated in the Company’s Rigid Closed Top reporting segment.  To finance the purchase, the Company used cash on hand and existing credit facilities.  The Rexam SBC acquisition has been accounted for under the purchase method of accounting, and accordingly, the purchase price has been allocated to the identifiable assets and liabilities based on estimated fair values at the acquisition date.

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

During 2011, the Company announced the intention to shut down five facilities within its Specialty Films division.  The affected Specialty Films business accounted for approximately $130 of annual net sales with the majority of the operations transferred to other facilities.  The Company also announced its intention to shut down a manufacturing location within its Rigid Closed Top division.  The affected Rigid Closed Top business accounted for approximately $14 of annual net sales with the majority of the operations transferred to other facilities.

Discussion of Results of Operations for Fiscal 2011 Compared to Fiscal 2010

Net Sales.  Net sales increased to $4,561 for fiscal 2011 from $4,257 for fiscal 2010.  This increase is primarily attributed to increased selling prices of 9% as a result of higher raw material costs and acquisition volume growth of 5% partially offset by a base volume decline of 7% .  The base volume decline is partially attributed to fiscal 2011 consisting of a 52 week period compared to a 53 week period for fiscal 2010.  The following discussion in this section provides a comparison of net sales by business segment.
	Fiscal years ended
	2011	2010	$ Change	% Change
Net sales:
Rigid Open Top	$1,291	$1,192	$99	8%
Rigid Closed Top	1,053	970	83	9%
Specialty Films	1,609	1,433	176	12%
Tapes, Bags and Coatings	608	662	(54)	(8%)
Total net sales	$4,561	$4,257	$304	7%

Net sales in the Rigid Open Top business increased from $1,192 in fiscal 2010 to $1,291 in fiscal 2011 as a result of net selling price increases of 9% and acquisition growth attributed to Superfos of 1% partially offset by a base volume decline.    Net sales in the Rigid Closed Top business increased from $970 in fiscal 2010 to $1,053 in fiscal 2011 as a result of net selling price increases of 6% and acquisition volume growth attributed to Rexam SBC of 4% partially offset by a base volume decline.  Net sales in the Specialty Films business increased from $1,433 in fiscal 2010 to $1,609 in fiscal 2011 as a result of net selling price increases of 11% and acquisition volume growth of 12% partially offset by a base volume decline.  Net sales in the Tapes, Bags and Coatings business decreased from $662 in fiscal 2010 to $608 in fiscal 2011 primarily as a result of base volume declines of 15% partially offset by net selling price increases of 7%.

Operating Expenses.  Cost of goods sold increased to $3,878 for fiscal 2011 from $3,667 for fiscal 2010 primarily as a result of acquisition volume and higher raw material costs partially offset by improved operating performance in manufacturing.  Selling, general and administrative expenses increased to $381 for fiscal 2011 from $379 for fiscal 2010 primarily as a result of acquisition growth noted above, increased amortization of intangibles due to acquisitions and increased accrued performance compensation expense partially offset by cost reductions.   Restructuring and impairment charges increased to $221 in fiscal 2011 compared to $41 in fiscal 2010 primarily due to a $165 non-cash goodwill impairment charge, increased severance and non-cash impairment charges related to closing facilities.  Other operating expenses, which include acquisition costs, management fees and business optimization expense, decreased from $46 in fiscal 2010 to $39 in fiscal 2011 primarily due to acquisition costs related to Pliant Corporation ("Pliant") and Superfos Packaging, Inc. ("Superfos") in fiscal 2010.

Operating Income.  Operating income decreased from $124 in fiscal 2010 to $42 in fiscal 2011.  The following discussion in this section provides a comparison of operating income by business segment.

	Fiscal years ended
	2011	2010	$ Change	% Change
Operating income (loss):
Rigid Open Top	$156	$124	$32	26%
Rigid Closed Top	77	73	4	5%
Specialty Films	(187)	(54)	(133)	(246%)
Tapes, Bags and Coatings	(4)	(19)	15	79%
Total operating income	$42	$124	$(82)	(66%)

Operating income for the Rigid Open Top business increased from $124 for fiscal 2010 to $156 in fiscal 2011.  This increase is primarily attributed to acquisition volume growth attributed to Superfos and improved operating performance in manufacturing.  Operating income for the Rigid Closed Top business increased from $73 for fiscal 2010 to $77 in the fiscal 2011.  This increase is primarily attributed to improved operating performance in manufacturing and acquisition volume growth attributed to Rexam SBC.   Operating loss for the Specialty Films business increased from $54 for fiscal 2010 to $187 in fiscal 2011.  This increase is primarily attributed to a $165 non-cash goodwill impairment charge partially offset by acquisition volume growth attributed to Pliant.  Operating loss for the Tapes, Bags and Coatings business decreased from $19 for fiscal 2010 to $4 in fiscal 2011.  The decrease is primarily attributable to a decrease in non-cash asset impairments related to closed facilities.

Other Expense (Income), net.   Other expense of $61 recorded in fiscal 2011 is primarily attributed to a loss on extinguishment of debt attributed to the write-off of deferred financing fees, debt discount and the premiums paid related to the debt extinguishment of the Company’s 8⅞% Second Priority Senior Secured Notes compared to other income in fiscal 2010 that was primarily attributed to a gain attributed to the fair value adjustment for our interest rate swaps.

Interest Expense.   Interest expense increased from $308 in fiscal 2010 to $324 in fiscal 2011 primarily as a result of increased borrowings to fund acquisitions.

Interest Income.  Interest income increased from $76 in fiscal 2010 to $103 in fiscal 2011 primarily attributed to non-cash interest and interest accretion income from our investments in Berry Group’s senior unsecured term loan.

Income Tax Benefit.  For fiscal 2011, we recorded an income tax benefit of $11 or an effective tax rate of 5% compared to an income tax benefit of $21 or an effective tax rate of 24% in fiscal 2010.  The effective tax rate is less than the statutory rate primarily attributed to the goodwill impairment which is not tax deductible and the establishment of a valuation allowance for certain foreign operating losses where the benefits are not expected to be realized.

Net Loss.  Net loss was $229 for fiscal 2011 compared to $68 for fiscal 2010 for the reasons discussed above.

Discussion of Results of Operations for Fiscal 2010 Compared to Fiscal 2009

Net Sales.  Net sales increased to to $4,257 for fiscal 2010 from $3,187 for fiscal 2009.  This increase includes base volume growth of 7% and acquisition volume growth of 27%.  The following discussion in this section provides a comparison of net sales by business segment.
	Fiscal years ended
	2010	2009	$ Change	% Change
Net sales:
Rigid Open Top	$1,192	$1,063	$129	12%
Rigid Closed Top	970	857	113	13%
Specialty Films	1,433	551	882	160%
Tapes, Bags and Coatings	662	716	(54)	(8%)
Total net sales	$4,257	$3,187	$1,070	34%

Net sales in the Rigid Open Top business increased from $1,063 in fiscal 2009 to $1,192 in fiscal 2010 as a result of base volume growth of 9% and acquisition growth attributed to Superfos.  Net sales in the Rigid Closed Top business increased from $857 in fiscal 2009 to $970 in fiscal 2010 as a result of base volume growth of 14% partially offset by net selling price decreases of 1%.  Net sales in the Specialty Films business increased from $551 in fiscal 2009 to $1,433 million in fiscal 2010 as a result of net selling price increases of 4%, base volume growth of 8% and acquisition volume growth attributed to Pliant.  Net sales in the Tapes, Bags and Coatings business decreased from $716 in fiscal 2009 to $662 million in fiscal 2010 primarily as a result of net selling price decreases of 3% and base volume decline of 4%.

Operating Expenses.  Cost of goods sold increased by $1,026 to $3,667 for fiscal 2010 from $2,641 for fiscal 2009 primarily as a result of acquisition volume, base volume growth and higher raw material costs.  Selling, general and administrative expenses increased by $54 to $379 for fiscal 2010 from $325 for fiscal 2009 primarily as a result of acquisition volume and increased amortization of intangibles due to the Pliant and Superfos acquisitions partially offset by cost reductions.  Restructuring and impairment charges increased to $41 in fiscal 2010 compared to $11 in fiscal 2009 primarily as a result of severance charges related to the Pliant acquisition and $19 non-cash fixed asset impairment charges related to rationalized facilities.  Other operating expenses, which include acquisition costs, management fees and business optimization expense, increased primarily due to the Pliant and Superfos acquisitions costs incurred during fiscal 2010.

Operating Income.  Operating income decreased $62 from $186 in fiscal 2009 to $124 in fiscal 2010.  The following discussion in this section provides a comparison of operating income by business segment.

	Fiscal years ended
	2010	2009	$ Change	% Change
Operating income (loss):
Rigid Open Top	$124	$118	$6	5%
Rigid Closed Top	73	59	14	24%
Specialty Films	(54)	(10)	(44)	(440%)
Tapes, Bags and Coatings	(19)	19	(38)	(200%)
Total operating income	$124	$186	$(62)	(33%)

Operating income for the Rigid Open Top business increased from $118 for fiscal 2009 to $124 in fiscal 2010.  The increase of $6 is attributable to base volume growth and acquisition volume growth attributed to Superfos partially offset by a lag of passing through increases in raw material costs to our customers.  Operating income for the Rigid Closed Top business increased from $59 for the fiscal 2009 to $73 in the fiscal 2010.  The increase of $14 is primarily attributable to base volume growth partially offset by a lag of passing through increases in raw material costs to our customers.  Operating loss for the Specialty Films business increased from $10 for the fiscal 2009 to $54 in the fiscal 2010.  The $44 change is primarily attributable to non-cash fixed asset impairments, negative selling price to raw material relationship and transaction costs related to the Pliant acquisition partially offset by acquisition volume and base volume growth.  Operating income (loss) for the Tapes, Bags and Coatings business decreased from $19 of operating income for the fiscal 2009 to an operating loss of $19 in the fiscal 2010.  The decrease of $38 is primarily attributable to a negative selling price to raw material relationship, non-cash fixed asset impairment expense and base volume decline partially offset by improved operating performance.

Other Income. Other income recorded in fiscal 2010 is attributed to a $5 gain related to the repurchase of debt and a gain attributed to the fair value adjustment for our interest rate swaps.

Interest Expense.   Interest expense increased by $45 in the fiscal 2010 primarily as a result of increased borrowings partially offset by a decline in borrowing rates on variable rate debt partially attributed to the swap agreement that expired in November 2009.

Interest Income.  Interest income increased $58 in fiscal 2010 primarily attributed to non-cash interest and interest accretion income from our investments in Berry Group’s senior unsecured term loan.

Income Tax Benefit.  For fiscal 2010, we recorded an income tax benefit of $21 or an effective tax rate of 24%, which is a change of $15 from the income tax benefit of $6 or an effective tax rate of 22% in fiscal 2009.  The effective tax rate is less than the statutory rate primarily attributed to the relative impact to permanent items and establishment of valuation allowance for certain foreign operating losses where the benefits are not expected to be realized.

Net Loss.  Net loss was $68 for fiscal 2010 compared to a net loss of $26 for fiscal 2009 for the reasons discussed above.

Income Tax Matters

At fiscal year-end 2011, the Company has unused federal operating loss carryforwards of $593 which begin to expire in 2021 and $33 of foreign operating loss carryforwards.  Alternative minimum tax credit carryforwards of $8 are available to the Company indefinitely to reduce future years’ federal income taxes.  The net operating losses are subject to an annual limitation under guidance from the Internal Revenue Code, however the annual limitation is in excess of the net operating loss, so effectively no limitation exists.  As part of the effective tax rate calculation, if we determine that a deferred tax asset arising from temporary differences is not likely to be utilized, we will establish a valuation allowance against that asset to record it at its expected realizable value.  The Company has not provided a valuation allowance on its net federal net operating loss carryforwards in the United States because it has determined that future rewards of its temporary taxable differences will occur in the same periods and are of the same nature as the temporary differences giving rise to the deferred tax assets.  Our valuation allowance against deferred tax assets was $43 and $47 at the end of fiscal 2011 and 2010, respectively, related to certain foreign and state operating loss carryforwards.

Liquidity and Capital Resources

Senior Secured Credit Facility
The Company’s senior secured credit facilities consist of $1,200 term loan and $650 asset based revolving line of credit (“Credit Facility”).  The term loan matures in April 2015 and the revolving line of credit matures in June 2016, subject to certain conditions.  The availability under the revolving line of credit is the lesser of $650 or based on a defined borrowing base which is calculated based on available accounts receivable and inventory.  The revolving line of credit allows up to $130 of letters of credit to be issued instead of borrowings under the revolving line of credit.  At the end of fiscal 2011, the Company had $42 of cash and $195 was outstanding on the revolving credit facility providing unused borrowing capacity of $417 under the revolving line of credit subject to our borrowing base calculations.  The Company was in compliance with all covenants at the end of fiscal 2011.

Our fixed charge coverage ratio, as defined in the revolving credit facility, is calculated based on a numerator consisting of adjusted EBITDA less pro forma adjustments, income taxes paid in cash and capital expenditures, and a denominator consisting of scheduled principal payments in respect of indebtedness for borrowed money, interest expense and certain distributions.  We are obligated to sustain a minimum fixed charge coverage ratio of 1.0 to 1.0 under the revolving credit facility at any time when the aggregate unused capacity under the revolving credit facility is less than 10% of the lesser of the revolving credit facility commitments and the borrowing base (and for 10 business days following the date upon which availability exceeds such threshold) or during the continuation of an event of default.  At the end of fiscal 2011, the Company had unused borrowing capacity of $417 under the revolving credit facility subject to a borrowing base and thus was not subject to the minimum fixed charge coverage ratio covenant.  Our fixed charge ratio was 1.5 to 1.0 at the end of fiscal 2011.

Despite not having financial maintenance covenants, our debt agreements contain certain negative covenants.  The failure to comply with these negative covenants could restrict our ability to incur additional indebtedness, effect acquisitions, enter into certain significant business combinations, make distributions or redeem indebtedness.  The term loan facility contains a negative covenant first lien secured leverage ratio covenant of 4.0 to 1.0 on a pro forma basis for a proposed transaction, such as an acquisition or incurrence of additional first lien debt.  Our first lien secured leverage ratio was 3.3 to 1.0 at the end of fiscal 2011.

A key financial metric utilized in the calculation of the first lien leverage ratio is adjusted EBITDA as defined in the Company’s senior secured credit facilities.  The following table reconciles our adjusted EBITDA for fiscal 2011 to net loss.
Fiscal 2011
Adjusted EBITDA	$750
Net interest expense	(221)
Depreciation and amortization	(344)
Income tax benefit	11
Business optimization expense	(37)
Restructuring and impairment (a)	(221)
8⅞% Second Priority Notes extinguishment (b)	(68)
Other	(5)
Pro forma acquisitions	(55)
Unrealized cost savings	(39)
Net loss	$(229)

Cash flow from operating activities	$326
Cash flow from investing activities	$(523)
Cash flow from financing activities	$91

(a)	Includes $165 of non-cash goodwill impairment and $35 of non-cash asset impairments.
(b)	Includes $14 of non-cash write off of deferred financing fees, $17 of non-cash write off of debt discount and $37 of premiums paid for extinguishment of debt.

For comparison purposes, the following table reconciles our adjusted EBITDA for the quarterly period ended October 1, 2011 and October 2, 2010 to net loss.

	Quarterly Period Ended
	October 1, 2011	October 2, 2010

Adjusted EBITDA	$200	$191
Net interest expense	(53)	(63)
Depreciation and amortization	(92)	(85)
Income tax (expense) benefit	(17)	2
Business optimization expense	(14)	(13)
Restructuring and impairment (a)	(185)	(14)
Other	2	7
Pro forma acquisitions	(7)	(18)
Unrealized cost savings	(5)	(20)
Net loss	$(171)	$(13)

Cash flow from operating activities	$121	$90
Cash flow from investing activities	$(397)	$(59)
Cash flow from financing activities	$147	$(69)

(a)	2011 includes $165 non-cash goodwill impairment and $17 of non-cash asset impairments.

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

In fiscal 2011, BP Parallel LLC invested $39 to purchase $41 aggregate principal amount of our 10 ¼% Senior Subordinated Notes and $2 aggregate principal amount of our Second Priority Floating Rate Senior Secured Notes.  The repurchases resulted in a net gain of $4 which is included in Other income in our Consolidated Statement of Operations.

Berry Group Indebtedness
In June 2007, Berry Group entered into a $500 senior unsecured term loan agreement (“Senior Unsecured Term Loan”) with a syndicate of lenders.  The Senior Unsecured Term Loan matures in June 2014.  Interest on the agreement is payable on a quarterly basis and bears interest at the Company’s option based on (1) a fluctuating rate per annum equal to the higher of (a) the Federal Funds Rate plus 1/2 of 1% and (b) the rate of interest in effect for such day as publicly announced from time to time by Credit Suisse as its “prime rate” plus 525 basis points or (2) LIBOR (0.37% at the end of fiscal 2011) plus 625 basis points.  The Senior Unsecured Term Loan contains a payment in kind (“PIK”) option which allows Berry Group to forgo paying cash interest and to add the PIK interest to the outstanding balance of the loan.  This option expires on the five year anniversary of the loan and if elected increases the rate per annum by 75 basis points for the specific interest period.  Berry Group at its election may make the quarterly interest payments in cash, may make the payments by paying 50% of the interest in cash and 50% in PIK interest or 100% in PIK interest for the first five years.  The Senior Unsecured Term Loan is unsecured and there are no guarantees by Berry or any of its subsidiaries and therefore this financial obligation is not recorded in the Consolidated Financial Statements of Berry.  Berry Group elected to exercise the PIK interest option during fiscal 2009, 2010 and 2011.

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

As of October 1, 2011 BP Parallel had invested $191 to purchase assignments of $548 of the Berry Group Senior Unsecured Term Loan.  In fiscal 2010, BP Parallel LLC invested $25 to purchase assignments of $33 principal of the Senior Unsecured Term Loan.  BP Parallel did not purchase assignments in 2011.  We have the intent and ability to hold the security to maturity.  The investment is stated at amortized cost and the discount is being accreted under the effective interest method to interest income until the maturity of the debt in June 2014.  We have recorded the investment in Other assets in the Consolidated Balance Sheet with the fair value of the investments exceeding book value by $159 at fiscal year-end 2011.  We record the interest income and the income from the discount on the purchase of Senior Unsecured Term Loan in Interest income in the Consolidated Statements of Operations.  We have recognized $102 and $75 of interest and accretion income in fiscal 2011 and fiscal 2010, respectively.  The remaining balance outstanding at the end of fiscal 2011 of Senior Unsecured Term Loan was $56.

Contractual Obligations and Off Balance Sheet Transactions

Our contractual cash obligations at the end of fiscal 2011 are summarized in the following table.

	Payments due by period as of the end of fiscal 2011
	Total	< 1 year	1-3 years	4-5 years	> 5 years
Long-term debt, excluding capital leases	$4,486	$12	$235	$2,937	$1,302
Capital leases (a)	120	27	48	33	12
Fixed interest rate payments (b)	1,536	248	473	402	413
Variable interest rate payments (c)	208	52	123	46	—
Operating leases	247	47	63	43	91
Funding of pension and other postretirement obligations (d)	8	8	—	—	—
Total contractual cash obligations	$6,605	$394	$942	$3,451	$1,818

(a)	Includes anticipated interest of $22 over the life of the capital leases.
(b)	Includes variable rate debt subject to interest rate swap agreements.
(c)	Based on applicable interest rates in effect end of fiscal 2011.
(d)
Pension and other postretirement contributions have been included in the above table for the next year.  The amount is the estimated contributions to our defined benefit plans.  The assumptions used by the actuary in calculating the projection includes weighted average return on pension assets of approximately 8% for 2011.  The estimation may vary based on the actual return on our plan assets.  See footnote 9 to the Consolidated or Combined Financial Statements of this Annual Report 10-K for more information on these obligations.

Cash Flows from Operating Activities

Net cash provided by operating activities was $326 for fiscal 2011 compared to $112 of cash flows provided by operating activities for fiscal 2010.  The change is primarily the result of a $115 improvment in working capital and improved profitability, excluding non-cash charges.

Net cash provided by operating activities was $112 for fiscal 2010 compared to $414 of cash flows provided by operating activities for fiscal 2009.  The change is primarily the result of a $250 change in working capital and acquisition costs incurred of $22.  The working capital change is primarily attributed to higher volumes and increased raw material costs.

Net cash provided by operating activities was $414 for fiscal 2009 compared to $10 of cash flows provided by operating activities for fiscal 2008.  The change is primarily the result of a $323 change in working capital primarily due to declining resin costs and improved operating performance primarily driven by realization of synergies and the effect of cost reduction efforts.

Cash Flows from Investing Activities

Net cash used for investing activities was $523 for fiscal 2011 compared to net cash used of $877 for fiscal 2010.  The change is primarily a result of the acquisitions of Pliant and Superfos and higher capital spending in fiscal 2010 partially offset by the acquisitions of Rexam SBC and Filmco in fiscal 2011.  Our capital expenditures are forecasted to be approximately $210 for fiscal 2012 and will be funded from cash flows from operating activities and existing liquidity.

Net cash used for investing activities was $877 for fiscal 2010 compared to net cash used of $364 for fiscal 2009.  The change is primarily a result of the acquisition of Pliant and Superfos partially offset by a reduction in the investment in Berry Group’s Senior Unsecured Term Loan.

Net cash used for investing activities was $364 for fiscal 2009 compared to net cash used of $655 for fiscal 2008.  The change is primarily a result of the acquisition of Captive Plastics, Inc. ("Captive")  in fiscal 2008 partially offset by increased capital spending and the investment in Berry Group’s Senior Unsecured Term Loan in fiscal 2009.

Cash Flows from Financing Activities

Net cash provided by financing activities was $91 for fiscal 2011 compared to net cash provided by financing activities of $903 for fiscal 2010.  This change is primarily attributed to the $1,120 of private placements that was completed in fiscal 2010 partially offset by borrowing on the existing line of credit to fund the Rexam SBC acquisition in fiscal 2011.

Net cash provided by financing activities was $903 for fiscal 2010 compared to net cash used for financing activities of $230 for fiscal 2009.  This change is primarily attributed the $620 private placement that was completed in November 2009, in order to fund the Pliant acquisition, and $500 private debt placement that was completed in April 2010.

Net cash used for financing activities was $230 for fiscal 2009 compared to net cash provided by financing activities of $820 for fiscal 2008.  This change is primarily attributed to the repayments on the revolving line of credit in fiscal 2009 and the borrowing in fiscal 2008 to fund the Captive acquisition.

Based on our current level of operations, we believe that cash flow from operations and available cash, together with available borrowings under our senior secured credit facilities, will be adequate to meet our short-term liquidity needs over the next twelve months.  We base such belief on historical experience and the funds available under the senior secured credit facility.  However, we cannot predict our future results of operations and our ability to meet our obligations involves numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” section in this Form 10-K.  In particular, increases in the cost of resin which we are unable to pass through to our customers on a timely basis or significant acquisitions could severely impact our liquidity.  At the end of fiscal 2011, our cash balance was $42, and we had unused borrowing capacity of $417 under our revolving line of credit.

Accounts Receivable and Inventory

	2011	2010
Pro Forma Net Sales (last 12 months)	$4,996	$4,257
Average Accounts Receivable	514	409
AR Turnover Rate (a)	9.7	10.4

Pro Forma Cost of Goods Sold (last 12 months)	$4,248	$3,667
Average Inventory	581	479
Inventory Turnover Rate (b)	7.3	7.7

                       Note: Pro Forma Net Sales and Pro Forma Cost of Goods Sold have included the full-year effect of the Rexam SBC acquisition for 2011.

                     (a) Accounts Receivable Turnover Rate = Pro forma revenue for the last twelve months divided by average accounts receivable.
                     (b) Inventory Turnover Rate = Pro forma cost of goods sold for the last twelve months divided by average ending inventory.

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

Accrued Rebates.  We offer various rebates to our customers in exchange for their purchases.  These rebate programs are individually negotiated with our customers and contain a variety of different terms and conditions.  Certain rebates are calculated as flat percentages of purchases, while others included tiered volume incentives.  These rebates may be payable monthly, quarterly, or annually.  The calculation of the accrued rebate balance involves significant management estimates, especially where the terms of the rebate involve tiered volume levels that require estimates of expected annual sales.  These provisions are based on estimates derived from current program requirements and historical experience.  We use all available information when calculating these reserves.  Our accrual for customer rebates was $60 and $50 as of fiscal year-end 2011 and 2010, respectively.

Impairments of Long-Lived Assets.  In accordance with the guidance from the FASB for the impairment or disposal of long lived assets we review long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable.  Impairment losses are recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts.  The impairment loss is measured by comparing the fair value of the asset to its carrying amount.  We recognized non-cash asset impairment of long-lived assets of $35 and $19 in fiscal 2011 and fiscal 2010, respectively.

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

In accordance with our policy, we completed our most recent annual evaluation for impairment of goodwill as of the first day of the fourth fiscal quarter and determined the carrying value of the Specialty Films segment exceeded its $865 fair value by roughly 14%.  We performed the second step of our evaluation to calculate the impairment and as a result recorded a goodwill impairment charge of $165 in Restructuring and impairment charges on the Consolidated Statement of Operations.  The changes to fair value that triggered the impairment charge were primarily attributed to continued softness of market conditions along with base volume declines experienced in fiscal 2011 resulting in management changing estimated future results. Our evaluation method included management estimates of cash flow projections based on an internal strategic review and comparable EBITDA multiples of our market peer companies to derive our fair values.  Assumptions for our cash flow models included growth factors that have been consistent with our historical levels. Our forecasts include, Rigid Open Top and Rigid Closed Top forecasted overall growth of approximately 3% in the following six years, Specialty Films forecasted overall growth ranges between 2% and 4% in the following six years and we used a 3% overall growth rate in all terminal years.  Growth by reporting unit varies from year-to-year between segments.  A decline of greater than 15-20% in the fair value of our segments could result in additional goodwill impairment charges in the Rigid Closed Top or Rigid Open Top segments.  A decline of greater than 10% in the fair value of our trademarks could result in future impairments depending on revenue or earnings growth, the cost of capital and other factors we utilize to determine our segment and trademark fair values.  Given the uncertainty in economic trends, there can be no assurance that when we complete our future annual or other periodic reviews for impairment of goodwill that an additional material impairment charge will not be recorded. Goodwill and indefinite lived trademarks totaled $1,595 and $220 at the end of the fiscal 2011 and 2010, respectively.

Deferred Taxes and Effective Tax Rates.  We estimate the effective tax rates (“ETR”) and associated liabilities or assets for each legal entity of ours in accordance with authoritative guidance.  We use tax-planning to minimize or defer tax liabilities to future periods. In recording ETR’s and related liabilities and assets, we rely upon estimates, which are based upon our interpretation of United States and local tax laws as they apply to our legal entities and our overall tax structure.  Audits by local tax jurisdictions, including the United States Government, could yield different interpretations from our own and cause the Company to owe more taxes than originally recorded.  For interim periods, we accrue our tax provision at the ETR that we expect for the full year.  As the actual results from our various businesses vary from our estimates earlier in the year, we adjust the succeeding interim periods’ ETR’s to reflect our best estimate for the year-to-date results and for the full year.  As part of the ETR, if we determine that a deferred tax asset arising from temporary differences is not likely to be utilized, we will establish a valuation allowance against that asset to record it at its expected realizable value.  The Company believes that it will not generate sufficient future taxable income to realize the tax benefits in multiple foreign jurisdictions.  The Company has provided a full valuation allowance against its foreign net operating losses included within the deferred tax assets in multiple foreign jurisdictions.  The Company has not provided a valuation allowance on its net operating losses in the United States because it has determined that future reversals of its temporary taxable differences will occur in the same periods and are of the same nature as the temporary differences giving rise to the deferred tax assets.  Our valuation allowance against deferred tax assets was $43 and $47 as of fiscal year-end 2011 and 2010, respectively.

Restructuring.  Our restructuring charges consist of four primary costs: workforce reduction or severance, lease termination, non-cash asset impairments and other facility exit costs.  We estimate severance costs when we have an established severance policy, statutory requirements dictate the severance amounts, or we have an established pattern of paying by a specific formula.  Where we have provided notice of cancellation pursuant to a lease agreement or abandoned space and have no intention of reoccupying it, we recognize a loss. The loss reflects our best estimate of the net present value of the future cash flows associated with the lease at the date we vacate the property or sign a sublease arrangement. To determine the loss, we estimate sublease income based on current market quotes for similar properties. When we finalize definitive agreements with the sublessee, we adjust our sublease losses for actual outcomes.  We record non-cash asset impairments on property and equipment that we have no intention of redeploying elsewhere within our Company.  To determine the loss, we estimate fair value based on market knowledge for similar properties and equipment.  We recognize other facility exit costs associated with exit and disposal activities as they are incurred, including moving costs and consulting and legal fees.

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

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

We are exposed to market risk from changes in interest rates primarily through our senior secured credit facilities, senior secured first priority notes and second priority senior secured notes.  Our senior secured credit facilities are comprised of (i) a $1,200 term loan and (ii) a $650 revolving credit facility.  At the end of fiscal 2011, the Company had $195 outstanding on the revolving credit facility.  The net outstanding balance of the term loan at the end of fiscal 2011 was $1,146.  Borrowings under our senior secured credit facilities bear interest, at our option, at either an alternate base rate or an adjusted LIBOR rate for a one-, two-, three- or six month interest period, or a nine- or twelve-month period, if available to all relevant lenders, in each case, plus an applicable margin.  The alternate base rate is the mean the greater of (i) Credit Suisse’s prime rate and (ii) one-half of 1.0% over the weighted average of rates on overnight Federal Funds as published by the Federal Reserve Bank of New York.  Our $681 of senior secured first priority notes accrue interest at a rate per annum, reset quarterly, equal to LIBOR plus 4.75%. Our second priority senior secured floating rate notes of $210 bear interest at a rate of LIBOR plus 3.875% per annum, which resets quarterly.

At the end of fiscal 2011, the LIBOR rate of 0.37% was applicable to the term loan, first priority senior secured floating rate notes and second priority senior secured floating rate notes.  If the LIBOR rate increases 0.25% and 0.50%, we estimate an annual increase in our interest expense of $3 and $6, respectively.

In November 2010, the Company entered into two separate interest rate swap transactions to manage cash flow variability associated with $1 billion of the outstanding variable rate term loan debt (the “2010 Swaps”).  The first agreement had a notional amount of $500 and became effective in November 2010.  The agreement swaps three month variable LIBOR contracts for a fixed three year rate of 0.8925% and expires in November 2013.  The second agreement had a notional amount of $500 and became effective in December 2010.  The agreement swaps three month variable LIBOR contracts for a fixed three year rate of 1.0235% and expires in November 2013.  The Company’s term loan gives it the option to elect different interest rate reset options.  In August 2011, the Company began to utilize 1-month LIBOR contracts for the underlying senior term loan.  The Company’s change in interest rate selection to this alternative rate has resulted in the Company losing hedge accounting on both of the interest rate swaps entered into in November 2010.  The Company has recorded subsequent changes in fair value from August 2011 to the end of fiscal 2011 in the income statement and is amortizing the interest rate swap balance of $9 as of fiscal year-end 2011 to Interest expense through the end of the respective swap agreement.  The fair value of these interest rate swaps is subject to movements in LIBOR and may fluctuate in future periods.  A .25% change in LIBOR would not have a material impact on the fair value of the interest rate swaps.

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

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements

Report of Independent Registered Public Accounting Firm	F- 1
Consolidated Balance Sheets at fiscal year-end 2011 and 2010	F- 2
Consolidated Statements of Operations for the fiscal years ended 2011, 2010 and 2009	F- 3
Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Income (Loss) for the fiscal years ended 2011, 2010 and 2009	F- 4
Consolidated Statements of Cash Flows for the fiscal years ended 2011, 2010 and 2009	F- 5
Notes to Consolidated Financial Statements	F- 6

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

The Company's management, with the participation of the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures during fiscal 2011.  Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective at the reasonable assurance level for the period covered by this report.

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

Management’s assessment of internal control over financial reporting was conducted using the criteria in Internal Control—Integrated Framework issued by the Committee of Sponsoring  Organizations of the Treadway Commission (“COSO”).  For purposes of the evaluation, management excluded the disclosure controls and procedures of Rexam SBC and Filmco, which were acquired by the Company in September 2011 and in August 2011, respectively.  See footnote 2 to the Consolidated Financial Statements for further discussion of these acquisitions.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit the Company to provide only Management’s report in this Annual Report.

A material weakness is a control deficiency, or combination of control deficiencies, that results in the reasonable possibility that there is more than a remote likelihood that a misstatement of our annual or interim financial statements that is more than inconsequential will not be prevented or detected in a timely manner. In connection with management’s assessment of our internal control over financial reporting, management has concluded that our internal control over financial reporting was effective at the end of fiscal 2011, and that there were no material weaknesses in our internal control over financial reporting as of that date.

 (b)           Changes in internal controls.

No material changes in our internal control over financial reporting occurred during fiscal 2011.

Item 9B.  OTHER INFORMATION

None

PART III

Item 10.                      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table provides information regarding the executive officers, officers and members of the board of directors of Berry Group, of which we are a wholly owned subsidiary.

Name	Age	Title
Jonathan D. Rich (3)	56	Chairman, Chief Executive Officer and Director
Randall J. Becker	55	Chief Operating Officer and President
James M. Kratochvil	55	Chief Financial Officer and Secretary
Ira G. Boots	57	Director (Oct 2010 – Oct 2011)
B. Evan Bayh	55	Director (Nov 2011 – Current)
Anthony M. Civale (1) (2)	37	Director
Patrick J. Dalton	43	Director
Donald C. Graham (1)	78	Director
Steven C. Graham (2)	52	Director
Joshua J. Harris	46	Director
Robert V. Seminara (1) (2) (3)	39	Director

(1)	Member of the Compensation Committee.
(2)	Member of the Audit Committee.
(3)	Member of the Executive Committee.

The following table provides information regarding the executive officers, officers and members of the board of directors of Berry.

Name	Age	Title
Jonathan D. Rich (3)	56	Chairman, Chief Executive Officer and Director
Randall J. Becker	55	Chief Operating Officer and President
James M. Kratochvil	55	Chief Financial Officer and Secretary
Anthony M. Civale (1) (2)	37	Director
Robert V. Seminara (1) (2) (3)	39	Director

(1)	Member of the Compensation Committee.
(2)	Member of the Audit Committee.
(3)	Member of the Executive Committee.

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

Randall J. Becker has been President and Chief Operating Officer of Berry since December 2009.  Mr. Becker formerly served as Executive Vice President of Operations—Rigid Open Top segment of Berry and has served in a variety of operational and executive roles over his 22 years of service with Berry.

James M. Kratochvil has been Chief Financial Officer and Secretary of Berry since 1991. Mr. Kratochvil was formerly employed by our predecessor company from 1985 to 1991 as Controller.

Ira G. Boots has been a member of our Board of Directors since 2001.  Mr. Boots served in a variety of operational and executive roles over his 32 years of service with Berry including Chairman of the Board and Chief Executive Officer from 2001 to 2010.

B. Evan Bayh was a former U.S. Senator and Indiana Governor, to the Board of Directors.  Mr. Bayh was a member of the U.S. Senate from the state of Indiana from 1998 until his retirement in 2011.  While in the Senate, he served on a variety of committees including the Banking, Housing and Urban Affairs Committee, and the Committee on Small Business and Entrepreneurship.  Prior to serving in the Senate, Mr. Bayh served as Indiana Governor from 1988 to 1997.

Anthony M. Civale has been a member of our Board of Directors since 2006.  Mr. Civale joined Apollo in 1999. Prior to that time, Mr. Civale was employed by Deutsche Bank Securities, Inc. in the Financial Sponsors Group within its Corporate Finance Division. Mr. Civale also serves on the board of directors of HFA Holdings Limited, a $5+ billion hedge fund of funds manager. In addition to these corporate boards, Mr. Civale also serves on the board of directors of Youth INC, a non-profit organization serving New York City children and is a member of the Board of Trustees of Middlebury College. Mr. Civale has previously served on the boards of directors of Breuners Home Furnishings Corp., Caesars Entertainment Corporation, Goodman Global, Inc. and Prestige Cruises.

Patrick J. Dalton has been a member of our Board of Directors since 2006. Mr. Dalton joined Apollo Management in June 2004 as a partner and as a member of Apollo Investment Management’s (“AIM”) Investment Committee. Mr. Dalton is the President and Chief Operating Officer of Apollo Investment Corporation (NASDAQ: AINV) as well as the Chief Investment Officer of AIM. Before joining Apollo, Mr. Dalton was a vice president with Goldman, Sachs & Co.’s Principal Investment Area with a focus on mezzanine investing since 2000. From 1990 to 2000, Mr. Dalton was a Vice President with the Chase Manhattan Bank where he worked most recently in the Acquisition Finance Department. Mr. Dalton graduated from Boston College with a BS in Finance and received his MBA from Columbia Business School.

Donald C. Graham founded the Graham Group, an alliance of independently owned and operated industrial and investment management businesses, and has been a member of our Board of Directors since 2006.  The Graham Group is engaged in a broad array of businesses, including industrial process technology development, capital equipment production, and consumer and industrial products manufacturing.  Mr. Graham founded Graham Packaging Company, in which he sold a controlling interest in 1998.  The Graham Group's three legacy industrial businesses operate in more than 100 locations worldwide, with combined sales of more than $3 billion.  Mr. Graham currently serves on the board of directors of Western Industries, Inc., National Diversified Sales, Inc., Infiltrator Systems, Inc., Graham Engineering Corporation and Graham Architectural Products Corporation.

Steven C. Graham founded Graham Partners and has been a member of our Board of Directors since 2006.  Prior to founding Graham Partners in 1998, Mr. Graham oversaw the Graham Group's corporate finance division starting in 1988.  Prior to 1988, Mr. Graham was a member of the investment banking division of Goldman, Sachs & Co., and was an Acquisition Officer for the RAF Group, a private equity investment group.   Select board directorships which Mr. Graham currently holds include Abrisa Industrial Glass, Inc., Aerostructures Acquisition, LLC, BEMC Holdings Corporation, B-G Western Holdings, LLC, HB&G Building Products, Inc., Infiltrator Systems, Inc., Mitten Inc., National Diversified Sales, Inc., TransAxle LLC, and SP Industries, Inc.  Steve is also a board member of various entities affiliated with The Graham Group, and is a trustee of the Graham Family Trusts.  He also serves as an Advisory Board member of certain unaffiliated private equity funds managed by other general partners, and as an Advisory Committee member for an unaffiliated start-up company in the health and fitness industry.  Steve earned his B.A. with a double major in Philosophy and English from Williams College in 1982 and his M.B.A. from Dartmouth College’s Amos Tuck School of Business in 1986.

Joshua J. Harris has been a member of our Board of Directors since 2006.  Mr. Harris is a Senior Managing Director of Apollo Global Management, LLC and Managing Partner of Apollo Management, L.P. which he co-founded in 1990. Prior to 1990, Mr. Harris was a member of the Mergers and Acquisitions Group of Drexel Burnham Lambert Incorporated. Mr. Harris also currently serves on the boards of directors of Apollo Global Management, LLC, LyondellBasell Industries, CEVA Group plc, Momentive Performance Materials and the holding company for Alcan Engineered Products. Mr. Harris has previously served on the boards of directors of Verso Paper, Metals USA, Nalco, Allied Waste Industries, Pacer International, General Nutrition Centers, Furniture Brands International, Compass Minerals Group, Alliance Imaging, NRT Inc., Covalence Specialty Materials, United Agri Products, Quality Distribution, Whitmire Distribution, and Noranda Aluminum.

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

We have a Code of Business Ethics that applies to all employees, including our Chief Executive Officer and senior financial officers.  These standards are designed to deter wrongdoing and to promote the highest ethical, moral and legal conduct of all employees. Our Code of Business Ethics can be obtained, free of charge, by contacting our corporate headquarters.

Item 11.  EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The Company has a Compensation Committee comprised of Messrs. Seminara and Civale.  The annual salary and bonus paid to vice presidents and above, (collectively, the “Senior Management Group”) for fiscal 2011 were determined by the Compensation Committee.  The Compensation Committee makes all final compensation decisions for our executive officers.   Below are the principles outlining our executive compensation principles and practices.

Compensation Philosophy and Analysis

Our goal as an employer is to ensure that our pay practices are equitable with regard to market wages, facilitate appropriate retention, and to reward exceptional performance.  In the past we have conducted studies to better understand compensation programs of other manufacturing companies similar in size.  Our studies have reviewed base salary, bonus, and a time based option value for one year, and based on such studies, we believe our programs are generally below market.

The Company believes that executive compensation should be designed to align closely the interests of the Company, the executive officers, the Company and its stockholders and to attract, motivate, reward and retain superior management talent.  Berry utilizes the following guidelines pertaining to executive compensation:

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

Role of Executive Officers

Our CEO, COO and CFO annually review the performance of each of our executive officers.  Together they review annual goals and the performance of each individual executive officer.  This information, along with the performance of Berry and market data determines the wage adjustment recommendation presented to the Compensation Committee.  All other compensation decisions with respect to officers of the Company are made by the CEO pursuant to policies established in consultation with the Compensation Committee and recommendations from the Human Resource Department.

The Compensation Committee evaluates the performance of the CEO and determines the CEO’s compensation in light of the goals and objectives of the compensation program. On at least an annual basis, the Compensation Committee expects to review the performance of the CEO as compared with the achievement of the Company’s goals and any individual goals. The CEO, together with the Human Resource Department will assess the performance and compensation of the other named executives annually. The Human Resource Department, together with the CEO, will review annually the performance of each member of the Senior Management Group as compared with the achievement of the Company or operating division goals, as the case may be, together with each executive’s individual goals. The Compensation Committee can exercise its discretion in modifying any recommended adjustments or awards to the executives. Both performance and compensation are evaluated to ensure that the Company is able to attract and retain high quality executives in vital positions and that their compensation, taken as a whole, is competitive and appropriate compared to that of similarly situated executives in other corporations within the industry.

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

Annual Bonus

Berry has a long history of sharing profits with employees. This philosophy is imbedded in the corporate culture and is one of many practices that has enabled the Company to continually focus on improvement and be successful. Below is the calculation, funding and annual payment practice for the executive program which is subject to approval every year by the Board of Directors.  It is our goal to exceed our commitments year after year. Our executive officers participate in our Executive Profit Sharing Bonus Program.  Depending on our overall business performance specifically related to adjusted EBITDA, excluding the impact of current year acquisitions, the Company’s growth and each executive’s individual performance, he or she would be eligible to receive a bonus ranging from zero to 108% of his or her base salary.  These target ranges are the same for all the executives in positions of Vice President and above and are subject to change at the discretion of the Compensation Committee.  The performance period is measured on a calendar-year basis and does not coincide with our externally reported fiscal year-end.  Performance objectives are generally set on an annualized basis.

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

The Compensation Committee is currently determining the performance metrics to apply to our 2012 bonus plan year, and we expect that our executive officers will continue to be subject to the same or similar financial performance metrics as other salaried employees of the Company.

Stock Options

In 2006, we adopted the Equity Incentive Plan, which we refer to as the 2006 Equity Incentive Plan.  The 2006 Equity Incentive Plan permits us to grant stock options, rights to purchase shares, restricted stock, restricted stock units, and other-stock-based rights to employees or directors of, or consultants to, us, or any of our subsidiaries. The 2006 Equity Incentive Plan is administered by our Board of Directors or, if determined by such board, by the Compensation Committee. Approximately one million shares of our common stock have been reserved for issuance under the 2006 Equity Incentive Plan.

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

Generally, the options granted under the 2006 Equity Incentive Plan become vested and exercisable over a five year period.  Time-based options vest in 20% increments on each of the first five anniversaries of the grant date and performance based option grants vest upon achievement of certain EBITDA targets. In each case, the vesting of options is generally subject to the grantee’s continued employment at the Company or at one of its subsidiaries as of the applicable vesting date.

The anti-dilution provisions of the stock option plans require payment to holders of outstanding stock options of special dividends and a pro-rata share of transaction fees that may be paid to Apollo and Graham Partners (“Graham”) in connection with future transactions, re-financings, etc.

The maximum term of these options is ten years. Subject to certain exceptions set forth in the applicable stock option award agreement, unvested options will automatically expire 90 days after the date of a grantee’s termination of employment, or one year in the case of termination due to death or disability. In the case of a termination of employment due to death or disability, an additional 20% of an individual’s options will vest.  Twenty percent of outstanding options may become vested earlier upon  a “change in control” of Berry, and 40% of outstanding options may become vested earlier if such change in control results in the achievement of a targeted internal rate of return.

Shares of Company common stock acquired under the 2006 Equity Incentive Plan are subject to restrictions on transfer, repurchase rights, and other limitations as set forth in the Company’s stockholder’s agreement.

Compensation Programs and Risk Management

We have determined that any risks arising from our compensation programs and policies are not reasonably likely to have a material adverse effect on the Company.  Our compensation programs and policies mitigate risk by combining performance-based, long-term compensation elements with payouts that are highly correlated to the value delivered. The combination of performance measures for annual bonuses and the equity compensation programs, share ownership and the multiyear vesting schedules for equity awards encourage employees to maintain both a short- and a long-term view with respect to Company performance.

Post-Employment Compensation

We provide post-employment compensation to our employees, including our named executive officers, as a continuance of the post-retirement programs sponsored by prior owners. The Compensation Committee believes that offering such compensation allows us to attract and retain qualified employees and executives in a highly competitive marketplace and rewards our employees and executives for their contribution to the Company during their employment. A principal component of our post-employment executive officer compensation program is a qualified defined contribution 401(k) plan and a retirement health plan.  Our executive officers are eligible to participate in our company-wide 401(k) qualified plan for employees.  The Company awards a $200 lump sum contribution annually for participating in the plan and matches dollar for dollar the first $300 contributed by participants, and a 10% match thereafter.  Participants who contribute at least $1,000 will also receive an additional $150 lump sum deposit at the end of the year.  Company matching contributions are 100% vested immediately.  We also offer our employees a retirement health plan.

Perquisites and Other Personal Benefits.

The Compensation Committee periodically reviews the perquisites provided to our executive officers to ensure that they are reasonable, competitive and consistent with the overall compensation program.

Messrs. Seminara and Civale are partners in Apollo Management.  See the section of this Form 10-K titled “Certain Relationships and Related Transactions” for a description of transactions between us and various affiliates of Apollo.

Compensation Committee Interlocks and Insider Participation.

During fiscal 2011, no officer or employee served as a member of the compensation committee.   Messrs. Seminara and Civale, members of our compensation committee, have relationships with our equity sponsors, Apollo. We may pay fees to our equity sponsors for providing management, consulting, or other advisory services. As such, Messrs. Seminara and Civale may be indirect beneficiaries of the relationship between our equity sponsors and us.  For more information about these relationships, refer to “Item 13. Certain Relationships and Related Transactions, and Director Independence” of this Form 10-K.

Compensation Committee Report.

Our compensation committee has reviewed and discussed with our management the Compensation Discussion and Analysis set forth above. Based on the review and discussion, our compensation committee has recommended to the board of directors that the Compensation Discussion and Analysis be included in this Form 10-K.

By the compensation committee:
Anthony M. Civale
Robert V. Seminara

The following table sets forth a summary of the compensation paid by us to our Chief Executive Officer, Chief Financial Officer and the three other most highly compensated executive officers (collectively, the “Named Executive Officers”) for services rendered in all capacities to us during fiscal 2011, 2010 and 2009.

Summary Compensation Table
(in dollars)
Name and Principal Position	Fiscal Year	Salary	Option Awards	Bonus	Other Compensation	Total
Jonathan D. Rich Chairman and Chief Executive Officer	2011 2010 2009	$860,322 — —	$733,239 — —	$30,740 — —	$— — —	$1,624,301 — —
Ira G. Boots Former - Chairman and Chief Executive Officer	2011 2010 2009	$599,056 899,705 889,047	$— — —	$ 137,435 592,854 172,464	$450,000 — —	$1,186,491 1,492,559 1,061,511
Randall J. Becker Chief Operating Officer	2011 2010 2009	$527,977 426,785 210,893	$— — —	$ 75,000 143,331 41,772	$— — —	$602,977 570,116 252,665
James M. Kratochvil Chief Financial Officer	2011 2010 2009	$525,803 458,539 470,525	$— — —	$ 72,759 313,864 91,352	$— — —	$598,562 772,403 561,877
Thomas E. Salmon President – Tapes, Bags & Coatings Division	2011 2010 2009	$417,525 386,814 391,287	$— — —	$ 60,633 261,553 76,143	$— — —	$478,158 648,367 467,430
G. Adam Unfried President – Rigid Open Top Division	2011 2010 2009	$359,363 314,645 300,306	$— — —	$ 51,176 204,705 55,865	$— — —	$410,539 519,350 356,171

Employment and Consulting Agreements

Messrs. Becker, Kratochvil, Unfried and Salmon have employment agreements with the Company that expire in December 2011 (each of the agreements with Messrs. Kratochvil, Becker, Salmon and Unfried, as amended, an “Employment Agreement” and, collectively, the “Employment Agreements”).  The Employment Agreements provide for base salary as disclosed in the “Summary Compensation Table” above.  Salaries are subject in each case to annual adjustment at the discretion of the Compensation Committee of the Board of Directors.  The Employment Agreements entitle each executive to participate in all other incentive compensation plans established for executive officers.  Berry may terminate the Employment Agreements for “cause” or due to a “disability” (as such terms are defined in the Employment Agreements). Specifically, if any of Messrs. Salmon or Unfried are terminated by Berry without ‘‘cause’’ or resigns for ‘‘good reason’’ (as such terms are defined in the Employment Agreements), the executive is entitled to: (1) base salary until one year after termination and (2) a pro rata portion of his annual bonus. If Messrs, Kratochvil or Becker are terminated without ‘‘cause’’ or resigns for ‘‘good reason’’ (as such terms are defined in his employment agreement), he is entitled to: (1) 1/12 of one year’s base salary for each year of employment up to 30 years or a predecessor in interest and (2) the pro rata portion of his annual bonus for the year in which the date of termination occurs.  Each Employment Agreement also includes customary noncompetition, nondisclosure and nonsolicitation provisions.

In October 2010, the Company and Jonathan Rich entered into an employment agreement.  The employment agreement provides for base salary as disclosed in the “Summary Compensation Table” above.  Salary is subject in each case to annual adjustment at the discretion of the Compensation Committee of the Board of Directors.  The agreement entitles Dr. Rich to participate in all other incentive compensation plans established for executive officers.  The Company may terminate his agreement for “cause” or due to a “disability” (as such terms are defined in the employment agreement). Specifically, if Dr. Rich is terminated by Berry without ‘‘cause’’ or resigns for ‘‘good reason’’ he is entitled to (i) 18 months base salary, payable in monthly installments, (ii) a prorated bonus based on actual performance for the year in which termination occurs and (iii) an amount equal to the monthly amount of the COBRA continuation coverage premium under the Company’s group medical plans.  The employment agreement also includes customary noncompetition, nondisclosure and nonsolicitation provisions.

In October 2010, the Company and Mr. Boots entered into a letter agreement regarding Mr. Boots’ retirement as an employee of the Company in December 2010, his subsequent engagement as a consultant and other related matters. Following his retirement, Mr. Boots may continue to use a Company leased vehicle until August 2013. Additionally, Mr. Boots is entitled to post-retirement medical insurance coverage under the Company’s Health and Welfare Plan for Early Retirees, and is providing consulting services to the Company over a five-year period that began in January 2011, for which he is being paid 20 quarterly payments of $112,500. Pursuant to the agreement, Mr. Boots’ vested options to purchase common stock of Berry Group generally are terminating in equal installments over a five-year period which began in March 2011, and Mr. Boots forfeited all of unvested options to purchase Berry common stock.

Grants of Plan-Based Awards for the 2011 Fiscal Year

The table below sets forth the grants to our Named Executive Officers in fiscal 2011 from the 2006 Equity Incentive Plan.

Name	Grant Date	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/sh)	Grant Date Fair Value of Stock and Option Awards
Jonathan Rich (1)	10/04/10	33,333	$75.00	$733,239
Jonathan Rich (2)	10/04/10	66,666	$75.00	-

(1)
Represents options which (i) have an exercise price fixed at $75.00  per share, which was the fair market value of a share of Group Common Stock on the date of grant, and (ii) vest and become exercisable over a five year period, beginning in fiscal 2011 based on continued service with the Company.

(2)
Represents options which (i) have an exercise price fixed at $75.00  per share, which was the fair market value of a share of Group Common Stock on the date of grant, and (ii) vest and become exercisable based on the achievement of certain financial targets.

Outstanding Equity Awards at Fiscal Year-End Table

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price	Option Expiration Date
Jonathan Rich	5,000	95,000	$75.00	10/04/20
James M. Kratochvil	20,235	627	$100.00	9/20/16
Randall J. Becker	10,119	312	$100.00	6/04/17
Randall J. Becker	912	4,302	$75.67	1/01/20
G. Adam Unfried	13,269	411	$100.00	9/20/16
Thomas E. Salmon	1,710	1,026	$100.00	6/04/17
Thomas E. Salmon	3,574	3,950	$112.83	1/01/18

Option Exercises for the 2011 Fiscal Year

No options were exercised by our named executive officers in fiscal 2011.

Potential Payments Upon Termination or Change-in-Control

As discussed above, Messrs. Becker, Kratochvil, Unfried, Salmon and Dr. Rich are party to employment agreements with Berry.  Under these agreements, specifically, if either of Messrs. Salmon or Unfried are terminated by Berry without ‘‘cause’’ or resigned for ‘‘good reason’’ (as such terms are defined in their employment agreements), they would be entitled to: (1) base salary for one year after termination and (2) a pro rata portion of his annual bonus for the year in which the date of termination occurs. If either of Messrs. Kratochvil or Becker are terminated by Berry without ‘‘cause’’ or if either of them resigned for ‘‘good reason’’ (as such terms are defined in their employment agreements), they would be entitled to: (1) the greater of (a) base salary until the later of one year after termination or (b) 1/12 of one year’s base salary for each year of employment up to 30 years with Berry or a predecessor in interest and (2) the pro rata portion of his annual bonus for the year in which the date of termination occurs.  If Dr. Rich is terminated by Berry without ‘‘cause’’ or resigns for ‘‘good reason’’ he is entitled to (1) 18 months base salary, payable in monthly installments and (2) a prorated bonus based on actual performance for the year in which termination occurs.

Under the Company’s form of option award agreement, (1) if the executive is terminated other than for “Cause”, death, “Disability” or Redundancy (each as defined under the Berry Group 2006 Equity Incentive Plan, the “2006 Plan”)), (a)(i) an additional 5% of the time-based options held by the executive at the time of his termination of employment will vest for each full 3 month period that has elapsed from the last vesting date through the executive’s date of termination and (ii) all performance-based options will be forfeited, (2) if the executive is terminated due to death, Disability or by reason of Redundancy, then (a)(i) an additional 20% of the time-based options will vest plus an additional 5% for each full three month period that has elapsed from the last vesting date through the executive’s date of termination and (ii) 20% of the performance-based options will vest and (3) upon a Change in Control, then an additional 20% (or 40% if such Change in Control constitutes an IRR Event (each as defined under the 2006 Plan)) of each of the time-based and performance-based options will vest.  Assuming that each of our named executive officers had been terminated without “cause” or for “good reason” on October 1, 2011, the exercise price of any options held by such executive would have either exceeded or been materially close in value to the options on the date of such executive’s termination of employment.

If on October 1, 2011, each of our named executive officers had been terminated without “cause” or for “good reason”, Messrs. Kratochvil, Becker, Salmon, Unfried and Dr. Rich would have received cash severance amounts of approximately $1,462,000, $1,316,000, $689,000, $602,000 and $1,823,000, respectively.

Compensation for Directors

Non-employee directors receive $12,500 per quarter plus $2,000 for each meeting they attend and are reimbursed for out-of-pocket expenses incurred in connection with their duties as directors.  For fiscal 2011, we paid non-employee directors’ fees on a combined basis as shown in the following table.

Name	Fees Earned or Paid	Option Awards	Total
Anthony M. Civale	$60,000	$—	$60,000
Patrick J. Dalton	54,000	—	54,000
Donald C. Graham	58,000	—	58,000
Steven C. Graham	52,000	—	52,000
Joshua J. Harris	56,000	—	56,000
Robert V. Seminara	66,000	—	66,000

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

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

Name and Address of Owner(1)	Number of Shares of Common Stock(1)	Percent of Class
Apollo Investment Fund VI, L.P. (2)	1,918,661	25.8%
Apollo Investment Fund V, L.P. (3)	1,902,558	25.6%
AP Berry Holdings, L. P (4)	1,641,269	22.1%
Graham Berry Holdings, LP (5)	500,000	6.7%
Ira G. Boots (6)	120,284	1.6%
James M. Kratochvil (6)	88,649	1.2%
Jonathan Rich (6)	40,000	*
Randall J. Becker (6)	36,862	*
G. Adam Unfried (6)	25,387	*
Thomas E. Salmon (6)	9,218	*
Anthony M. Civale (7),(8)	3,531	*
Patrick J. Dalton (7),(8)	2,000	*
Donald C. Graham (7),(9)	2,000	*
Steven C. Graham (7),(9)	2,000	*
Joshua J. Harris (7),(8)	3,531	*
Robert V. Seminara (7),(8)	3,531	*

All directors and executive officers as a group (11 persons)	217,432	2.9%
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

(2)   Represents all equity interests of Berry Group held of record by controlled affiliates of Apollo Investment Fund VI, L.P., including AP Berry Holdings, LLC and BPC Co-Investment Holdings, LLC.  Apollo Management VI, L.P. has the voting and investment power over the shares held on behalf of Apollo.  Each of Messrs. Civale, Dalton, Harris, and Seminara, who have relationships with Apollo, disclaims beneficial ownership of any shares of Berry Group that may be deemed beneficially owned by Apollo Management VI, L.P., except to the extent of any pecuniary interest therein.  Each of Apollo Management VI, L.P., AP Berry Holdings, LLC and its affiliated investment funds disclaims beneficial ownership of any such shares in which it does not have a pecuniary interest.  The address of Apollo Management VI, L.P., Apollo Investment Fund VI, L.P., and AP Berry Holdings LLC is c/o Apollo Management, L.P., 9 West 57th Street, New York, New York 10019.

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

(6)   The address of Messrs. Kratochvil, Becker, Unfried, Salmon and Boots and Dr. Rich is c/o Berry, 101 Oakley Street,  Evansville, Indiana 47710.  Total includes underlying options that are vested or scheduled to vest within 60 days of December 19, 2011.

(7)   Total represents underlying options that are vested or scheduled to vest within 60 days of December 19, 2011 for each of Messrs. Civale, Dalton, Donald Graham, Steven Graham, Harris and Seminara.

(8)   The address of Messrs. Civale, Harris, Seminara and Dalton is c/o Apollo Management, L.P., 9 West 57th Street, New York, New York 10019.

(9)   The address of Messrs. Steven Graham and Donald Graham is c/o Graham Partners, Inc.. is 3811 West Chester Pike, Building 2, Suite 200 Newtown Square, Pennsylvania 19073.

Equity Compensation Plan Information

The following table provides information as of the end of fiscal 2011 regarding shares of common stock of Berry Group that may be issued under our existing equity compensation plan.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted Average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities referenced in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	—	—

Equity compensation plans not approved by security holders (1)	883,774 (2)	94.37	123,478
Total	883,774	94.37	123,478

(1)	Consists of the 2006 Equity Incentive Plan which our Board adopted in September 2006.
(2)	Does not include shares of Berry Group Common Stock already purchased as such shares are already reflected in the Company’s outstanding shares.

2006 Equity Incentive Plan

In 2006, we adopted the 2006 Equity Incentive Plan.  The purpose of the 2006 Equity Incentive Plan is to further our growth and success, to enable our directors, executive officers and employees to acquire shares of our common stock, thereby increasing their personal interest in our growth and success, and to provide a means of rewarding outstanding performance by such persons.  Options granted under the 2006 Equity Incentive Plan may not be assigned or transferred, except to us or by will or the laws of descent or distribution.  The 2006 Equity Incentive Plan terminates ten years after adoption and no options may be granted under the plan thereafter.  The 2006 Equity Incentive Plan allows for the issuance of non-qualified options, options intended to qualify as “incentive stock options” within the meaning of the Internal Revenue Code of 1986, as amended, and stock appreciation rights.

The employees participating in the 2006 Equity Incentive Plan receive options and stock appreciation rights under the 2006 Equity Incentive Plan pursuant to individual option and stock appreciation rights agreements, the terms and conditions of which are substantially identical.  Each option agreement provides for the issuance of options to purchase common stock of Berry Group.

At the end of the 2011 fiscal year, there were outstanding options to purchase 880,242 shares of Berry Group’s common stock and stock appreciation rights with respect to 3,532 shares of Berry Group’s common stock.

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

During 2007, Apollo and Graham and certain of our employees who invested in Berry Group entered into a stockholders agreement.  The stockholders agreement provides for, among other things, a restriction on the transferability of each such person’s equity ownership in us, tag-along rights, drag-along rights, piggyback registration rights and repurchase rights by us in certain circumstances.

The Company is charged a management fee by Apollo Management VI, L.P., an affiliate of its principal stockholder and Graham, for the provision of management consulting and advisory services provided throughout the year.  The management fee is the greater of $3 or 1.25% of adjusted EBITDA.  In addition, Apollo and Graham have the right to terminate the agreement at any time, in which case Apollo and Graham will receive additional consideration equal to the present value of $21 less the aggregate amount of annual management fees previously paid to Apollo and Graham, and the employee stockholders will receive a pro rata payment based on such amount.  The Company paid $6 to entities affiliated with Apollo and $1 to entities affiliated with Graham collectively for fiscal 2011.

In connection with the Rexam SBC acquisition, Berry management and the sponsors received a transaction fee of $5.

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The following presents fees for professional audit services rendered by Ernst & Young LLP (“E&Y) for the audit of the Company’s annual consolidated financial statements and fees for other services rendered by E&Y.

		2011	2010
Audit fees	(1)	$3	$3
Audit-related fees	(2)	—	—
Tax fees	(3)	1	1
All other fees		—	—
		$4	$4

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

The Audit Committee has established its pre-approval policies and procedures, pursuant to which the Audit Committee approved the foregoing audit and permissible non-audit services provided by our principal accounting firms in fiscal 2011 and 2010.  Consistent with the Audit Committee’s responsibility for engaging our independent auditors, all audit and permitted non-audit services require pre-approval by the Audit Committee.  All requests or applications for services to be provided by the independent auditor that do not require specific approval by the Audit Committee will be submitted to the Chief Financial Officer and must include a detailed description of the services to be rendered.  The Chief Financial Officer will determine whether such services are included within the services that have received pre-approval of the Audit Committee.  The Audit Committee will be informed on a timely basis of any such services rendered by the independent auditor.  Request or applications to provide services that require specific approval by the Audit Committee will be submitted to the Audit Committee by both the independent auditor and the Chief Financial Officer.  The Chief Financial Officer and management will immediately report to the Audit Committee any breach of this policy that comes to the attention of the Chief Financial Officer or any member of management.  Pursuant to these procedures the Audit Committee approved the audit and permissible non-audit services provided by the principal accounting firms in fiscal 2011 and 2010.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Berry Plastics Corporation

We have audited the accompanying consolidated balance sheets of Berry Plastics Corporation (a wholly owned subsidiary of Berry Plastics Group, Inc.) as of October 1, 2011 and October 2, 2010, and the related consolidated statements of operations, changes in stockholders' equity and comprehensive loss, and cash flows for each of the three years in the period ended October 1, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Berry Plastics Corporation at October 1, 2011 and October 2, 2010, and the consolidated results of its operations and its cash flows for the three years in the period ended October 1, 2011, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst and Young LLP

Indianapolis, Indiana
December 19, 2011

     Berry Plastics Corporation
    Consolidated Balance Sheets
(In Millions of Dollars)
	October 1, 2011	October 2, 2010
Assets
Current assets:
Cash and cash equivalents	$42	$148
Accounts receivable (less allowance for doubtful accounts of $4 at fiscal year-end 2011 and 2010)	543	485
Inventory	578	583
Deferred income taxes	62	53
Prepaid expenses and other current assets	30	46
Total current assets	1,255	1,315

Property, plant and equipment	1,250	1,146
Goodwill, intangible assets and deferred costs	2,704	2,872
Other assets	396	297
Total assets	$5,605	$5,630

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$352	$362
Accrued expenses and other current liabilities	285	270
Current portion of long-term debt	34	29
Total current liabilities	671	661

Long-term debt, less current portion	4,537	4,345
Deferred income taxes	204	223
Other long-term liabilities	187	144
Total liabilities	5,599	5,373

Commitments and contingencies
Stockholders' equity:
Parent company investment, net	627	627
Non controlling interest	3	—
Accumulated deficit	(576)	(347)
Accumulated other comprehensive loss	(48)	(23)
Total stockholders’ equity	6	257
Total liabilities and stockholders' equity	$5,605	$5,630
 See notes to consolidated financial statements.

                                                Berry Plastics Corporation
                                            Consolidated Statements of Operations
(In Millions of Dollars)

	Fiscal years ended
	October 1, 2011	October 2, 2010	September 26, 2009
Net sales	$4,561	$4,257	$3,187
Costs and expenses:
Cost of goods sold	3,878	3,667	2,641
Selling, general and administrative	381	379	325
Restructuring and impairment charges	221	41	11
Other operating expenses	39	46	24
Operating income	42	124	186

Other expense (income)	61	(19)	(31)
Interest expense	324	308	263
Interest income	(103)	(76)	(18)
Net loss from continuing operations before income taxes	(240)	(89)	(28)
Income tax benefit	(11)	(21)	(6)
Net loss from continuing operations	(229)	(68)	(22)
Discontinued operations, net of tax	—	—	4
Net loss	$(229)	$(68)	$(26)

See notes to consolidated financial statements.

Berry Plastics Corporation
Consolidated Statements of Changes in Stockholders'
Equity and Comprehensive Loss
(In Millions of Dollars)

	Parent Company Investment, net	Non Controlling Interest	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total	Comprehensive Loss
Balance at September 27, 2008	$617	$—	$(253)	$(12)	$352
Stock compensation expense	12	—	—	—	12
Derivative instruments	—	—	—	8	8
Net loss	—	—	(26)	—	(26)	(26)
Currency translation	—	—	—	(16)	(16)	(16)
Interest rate hedges, net of tax	—	—	—	(4)	(4)	(4)
Defined benefit pension and retiree health benefit plans, net of tax	—	—	—	(4)	(4)	(4)
Balance at September 26, 2009	$629	$—	$(279)	$(28)	$322	$(50)

Stock compensation expense	1	—	—	—	1
Net transfers to parent	(3)	—	—	—	(3)
Derivative instruments	—	—	—	4	4
Net loss	—	—	(68)	—	(68)	(68)
Currency translation	—	—	—	6	6	6
Defined benefit pension and retiree health benefit plans, net of tax	—	—	—	(5)	(5)	(5)
Balance at October 2, 2010	$627	$—	$(347)	$(23)	$257	$(67)

Stock compensation expense	1	—	—	—	1
Non controlling interest	—	3	—	—	3
Net transfers to parent	(1)	—	—	—	(1)
Net loss	—	—	(229)	—	(229)	(229)
Currency translation	—	—	—	(10)	(10)	(10)
Interest rate hedges, net of tax	—	—	—	(6)	(6)	(6)
Defined benefit pension and retiree health benefit plans, net of tax	—	—	—	(9)	(9)	(9)
Balance at October 1, 2011	$627	$3	$(576)	$(48)	$6	$(254)

See notes to consolidated financial statements.

Berry Plastics Corporation
   Consolidated Statements of Cash Flows
(In Millions of Dollars)

	Fiscal years ended
	October 1, 2011	October 2, 2010	September 26, 2009

Cash Flows from Operating Activities:
Net loss	$(229)	$(68)	$(26)
Adjustments to reconcile net cash from operating activities:
Depreciation	238	210	158
Amortization of intangibles	106	107	96
Non-cash interest expense	18	25	37
Non-cash interest income	(103)	(76)	(18)
Write-off of deferred financing fees	68	1	1
Non-cash gain on debt repurchase	(4)	(5)	(26)
Deferred income taxes benefit	(13)	(24)	(8)
Impairment of fixed assets and goodwill	200	19	8
Discontinued operations, net of income taxes	—	—	4
Other non-cash items	(5)	(12)	3
Changes in operating assets and liabilities:
Accounts receivable, net	(11)	(41)	85
Inventories	59	(118)	123
Prepaid expenses and other assets	25	12	17
Accounts payable and other liabilities	(23)	82	(40)
Net cash from operating activities	326	112	414

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(160)	(223)	(194)
Proceeds from disposal of assets	5	29	4
Investment in Berry Plastics Group debt securities	—	(25)	(169)
Acquisitions of business, net of cash acquired	(368)	(658)	(5)
Net cash from investing activities	(523)	(877)	(364)

Cash Flows from Financing Activities:
Proceeds from long-term borrowings	995	1,097	4
Transfers to parent, net	(1)	(3)	—
Repayment of long-term debt	(880)	(153)	(233)
Debt financing costs	(23)	(38)	(1)
Net cash from financing activities	91	903	(230)
Effect of currency translation on cash	—	—	—
Net increase (decrease) in cash and cash equivalents	(106)	138	(180)
Cash and cash equivalents at beginning of period	148	10	190
Cash and cash equivalents at end of period	$42	$148	$10

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

Basis of Presentation

Berry is a wholly-owned subsidiary of Berry Plastics Group, Inc. (“Berry Group”).  Berry Group is primarily owned by affiliates of Apollo Management, L.P. (“Apollo”) and Graham Partners (“Graham”).  Periods presented in these financial statements include fiscal periods ending October 1, 2011 (“fiscal 2011”), October 2, 2010 (“fiscal 2010”), and September 26, 2009 (“fiscal 2009”).  Berry, through its wholly-owned subsidiaries operates in four primary segments:  Rigid Open Top, Rigid Closed Top, Specialty Films, and Tapes, Bags and Coatings.  The Company’s customers are located principally throughout the United States, without significant concentration in any one region or with any one customer.  The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral.  The Company’s fiscal year is based on fifty-two or fifty three week periods.  Fiscal 2010 represents a fifty three week period. The Company has evaluated subsequent events through the date the financial statements were issued.

The Company has recorded stock compensation expense of Berry Group in our financial statements of $1 for the fiscal years ended 2011 and 2010 and $12 for the fiscal year 2009, management fees of $9, $8 and $6 for the fiscal years ended 2011, 2010 and 2009, respectively, charged by Apollo and other investors to Berry Group and income taxes to push down the respective amounts that relate to the consolidated or combined operations of the Company.  See footnote 11 for further discussion of related party transactions.

Consolidation

The consolidated financial statements include the accounts of Berry and its subsidiaries, all of which includes our wholly owned and majority owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.  Where our ownership of consolidated subsidiaries is less than 100% the non controlling interests are reflected in stockholders equity.

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

Shipping, handling, purchasing, receiving, inspecting, warehousing, and other costs of distribution are presented in cost of goods sold in the statements of operations.  The Company classifies amounts charged to its customers for shipping and handling in Net sales in the Consolidated Statement of Operations.

Vendor Rebates, Purchases of Raw Materials and Concentration of Risk

The Company receives consideration in the form of rebates from certain vendors.  The Company accrues these as a reduction of inventory cost as earned under existing programs, and reflects as a reduction of cost of goods sold at the time that the related underlying inventory is sold to customers.

The largest supplier of the Company’s total resin material requirements represented 31% of purchases in fiscal 2011.  The Company uses a variety of dependable suppliers to meet its resin requirements.

Research and Development

Research and development costs are expensed when incurred.  The Company incurred research and development expenditures of $20, $21, and $16 in fiscal 2011, 2010, and 2009, respectively.

Stock-Based Compensation

The compensation guidance of the FASB requires that the compensation cost relating to share-based payment transactions be recognized in financial statements based on alternative fair value models.  The share-based compensation cost is measured based on the fair value of the equity or liability instruments issued.  At fiscal year-end 2011, the Company has one share-based compensation plan, the 2006 Equity Incentive Plan, which is more fully described in footnote 12.  During fiscal 2007 a one-time dividend was paid.  Holders of vested stock options received $14, while an additional $35 was paid to nonvested option holders on the second anniversary of the dividend grant date.  In December 2008, the Executive Committee of Berry Group modified the vesting provisions related to the amounts held in escrow.  This resulted in the immediate vesting and accelerating the recognition of the remaining unrecorded stock compensation expense of $11 in fiscal 2009.  The Company recorded total stock compensation expense of $1 for fiscal years 2011 and 2010 and $12 in fiscal year 2009.

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

	Fiscal year
	2011	2010	2009
Risk-free interest rate	1.3%	2.6%	1.7-2.5%
Dividend yield	0.0%	0.0%	0.0%
Volatility factor	.32 - .34	.33	.36 - .37
Expected option life	5 years	5 years	5 years

Foreign Currency

For the non-U.S. subsidiaries that account in a functional currency other than U.S. Dollars, assets and liabilities are translated into U.S. Dollars using period-end exchange rates.  Sales and expenses are translated at the average exchange rates in effect during the period.  Foreign currency translation gains and losses are included as a component of Accumulated other comprehensive income (loss) within stockholders’ equity.  Gains and losses resulting from foreign currency transactions, the amounts of which are not material in any period presented are included in the Consolidated Statements of Operations.

Cash and Cash Equivalents

All highly liquid investments purchased with a maturity of three months or less from the time of purchase are considered to be cash equivalents.

Investment Policy

All of our material investments are classified as held-to-maturity. The Company makes investments in securities for strategic purposes or for long-term returns on cash.  The Company evaluates the investment guidance of the Financial Accounting Standard Board ("FASB") in determining how to classify our securities.  We have the intent and ability to hold the security to maturity.  Held-to-maturity securities are stated at amortized cost and with any discount being accreted under the effective interest method to interest income.  The Company has recorded these investments in Other assets in the Consolidated Balance Sheet.  See footnote 11 for further discussion of investments.

Allowance for Doubtful Accounts

The Company’s accounts receivable and related allowance for doubtful accounts are analyzed in detail on a quarterly basis and all significant customers with delinquent balances are reviewed to determine future collectibility.  The determinations are based on legal issues (such as bankruptcy status), past history, current financial and credit agency reports, and the experience of the credit representatives.  Reserves are established in the quarter in which the Company makes the determination that the account is deemed uncollectible.  The Company maintains additional reserves based on its historical bad debt experience.  The following table summarizes the activity for the fiscal years 2011, 2010 and 2009 for the allowance for doubtful accounts:

	2011	2010	2009
Allowance for doubtful accounts, beginning	4	3	4
Bad debt expense	1	2	3
Write-offs against allowance	(1)	(1)	(4)
Allowance for doubtful accounts, ending	4	4	3

Inventories

Inventories are stated at the lower of cost or market and are valued using the first-in, first-out method.  Management periodically reviews inventory balances, using recent and future expected sales to identify slow-moving and/or obsolete items. The cost of spare parts inventory is charged to manufacturing overhead expense when incurred.  We evaluate our reserve for inventory obsolescence on a quarterly basis and review inventory on-hand to determine future salability.  We base our determinations on the age of the inventory and the experience of our personnel.  We reserve inventory that we deem to be not salable in the quarter in which we make the determination.  We believe, based on past history and our policies and procedures, that our net inventory is salable.  Inventory at fiscal year-end 2011 and fiscal year-end 2010 was:

Inventories:	2011	2010
Finished goods	338	316
Raw materials and supplies	240	267
	578	583

Property, Plant and Equipment

Property, plant and equipment are stated at cost.  Depreciation is computed primarily by the straight-line method over the estimated useful lives of the assets ranging from 15 to 25 years for buildings and improvements and two to 10 years for machinery, equipment, and tooling.  Leasehold improvements are depreciated over the shorter of the useful life of the improvement or the lease term.  Repairs and maintenance costs are charged to expense as incurred.  The Company capitalized interest of $3 in 2011 and $2 in fiscal 2010 and 2009.  Property, plant and equipment at fiscal year-end 2011 and fiscal year-end 2010 was:

Property, plant and equipment:	2011	2010
Land, buildings and improvements	268	261
Equipment and construction in progress	1,836	1,546
	2,104	1,807
Less accumulated depreciation	854	661
	1,250	1,146

Long-lived Assets

Long-lived assets, including property, plant and equipment and definite lived intangible assets are reviewed for impairment in accordance with the Property, Plant and Equipment standard of the ASC whenever facts and circumstances indicate that the carrying amount may not be recoverable.  Specifically, this process involves comparing an asset’s carrying value to the estimated undiscounted future cash flows the asset is expected to generate over its remaining life.  If this process were to result in the conclusion that the carrying value of a long-lived asset would not be recoverable, a write-down of the asset to fair value would be recorded through a charge to operations.  Fair value is determined based upon discounted cash flows or appraisals as appropriate.  Long-lived assets that are held for sale are reported at the lower of the assets’ carrying amount or fair value less costs related to the assets’ disposition.  In connection with our facility rationalizations, we recorded impairment charges totaling $35, $19, and $8 to write-down fixed assets to their net realizable valuables in connection with facility rationalizations during fiscal years 2011, 2010, and 2009 respectively.

Goodwill

The Company follows the principles provided by the Goodwill and Other Intangibles standard of the ASC. Goodwill is not amortized but rather tested annually for impairment. The Company performs their annual impairment test on the first day of the fourth quarter in each respective fiscal year.  The Company is organized in four operating segments, Rigid Open Top, Rigid Closed Top, Specialty Films and Tapes, Bags and Coatings under the Segment Reporting standard of the ASC. Based on the fact that each reporting unit constitutes a business, has discrete financial information with similar economic characteristics, and the operating results of the component are regularly reviewed by management, the Company applies the provisions set forth by the guidance of the Goodwill and Other Intangibles standard of the ASC and performs the necessary goodwill impairment tests at the reporting unit level.  The Company completed the annual impairment and determined the carrying value of the Specialty Films division exceeded its fair value.  The Company performed the second step of its evaluation to calculate the impairment and as a result recorded a goodwill impairment charge of $165 in Restructuring and impairment charges on the Consolidated Statement of Operations in fiscal 2011.  The changes to fair value that triggered the impairment charge were primarily attributed to continued softness of market conditions along with base volume declines experienced in fiscal 2011.

The changes in the carrying amount of goodwill by reportable segment are as follows (in millions):

	Rigid	Rigid	Specialty
	Open Top	Closed Top	Films	Total
Balance at fiscal year-end 2009	$646	$768	$17	$1,431
Adjustment for income taxes	—	—	(2)	(2)
Foreign currency translation adjustment	—	3	—	3
Goodwill from acquisitions	45	—	223	268
Balance at fiscal year-end 2010	$691	$771	$238	$1,700

Adjustment for income taxes	—	6	4	10
Foreign currency translation adjustment	—	(1)	—	(1)
Impairment of goodwill	—	—	(165)	(165)
Goodwill from acquisitions	(1)	43	9	51
Balance at fiscal year-end 2011	$690	$819	$86	$1,595

Deferred Financing Fees

Deferred financing fees are being amortized to interest expense using the effective interest method over the lives of the respective debt agreements.

Intangible Assets

Customer relationships are being amortized using an accelerated amortization method which corresponds with the customer attrition rates used in the initial valuation of the intangibles over the estimated life of the relationships which range from 11 to 20 years.  Technology intangibles are being amortized using the straight-line method over the estimated life of the technology which is 11 years.  License intangibles are being amortized using the straight-line method over the life of the license which is 10 years.  Patent intangibles are being amortized using the straight-line method over the shorter of the estimated life of the technology or the patent expiration date ranging from 10 to 20 years, with a weighted-average life of 15 years.  The Company evaluates the remaining useful life of intangible assets on a periodic basis to determine whether events and circumstances warrant a revision to the remaining useful life.  Trademarks that are expected to remain in use, which are indefinite lived intangible assets, are required to be reviewed for impairment annually.  We completed the annual impairment test of tradenames and noted no impairment.

	Cutstomer Relationships	Trademarks	Other Intangibles	Accumulated Amortization	Total
Balance at fiscal year-end 2009	$1,032	$265	$53	$(287)	$1,063
Amortization expense	—	—	—	(109)	(109)
Acquisition Intangibles	113	12	23	—	148
Balance at fiscal year-end 2010	$1,145	$277	$76	$(396)	$1,102

Adjustment for income taxes	—	—	(4)	—	(4)
Amortization expense	—	—	—	(106)	(106)
Acquisition Intangibles	33	9	10	—	52
Balance at fiscal year-end 2011	$1,178	$286	$82	$(502)	$1,044

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

Comprehensive Loss

Comprehensive loss is comprised of net loss and other comprehensive losses.  Other comprehensive losses include net unrealized gains or losses resulting from currency translations of foreign subsidiaries, changes in the value of our derivative instruments and adjustments to the pension liability.

Accrued Rebates

The Company offers various rebates to customers based on purchases.  These rebate programs are individually negotiated with customers and contain a variety of different terms and conditions.  Certain rebates are calculated as flat percentages of purchases, while others included tiered volume incentives.  These rebates may be payable monthly, quarterly, or annually.  The calculation of the accrued rebate balance involves significant management estimates, especially where the terms of the rebate involve tiered volume levels that require estimates of expected annual sales.  These provisions are based on estimates derived from current program requirements and historical experience.  The accrual for customer rebates was $60 and $50 at the end of fiscal 2011 and 2010, respectively and is included in Accrued expenses and other current liabilities.

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

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued authoritative guidance that establishes accounting and reporting standards that require (i) noncontrolling interests to be reported as a component of equity; (ii) changes in a parent's ownership interest while the parent retains its controlling interest to be accounted for as equity transactions; and (iii) any retained noncontrolling equity investment upon the deconsolidation of a subsidiary to be initially measured at fair value.  The guidance is to be applied prospectively at the beginning of the first annual reporting period on or after December 15, 2008. We implemented the new standard effective in fiscal 2010. The adoption did not have a material impact on our consolidated financial statements.

In January 2010, the FASB issued an amendment to standard “Fair Value Measurements and Disclosure,” to require reporting entities to separately disclose the amounts and business rationale for significant transfers in and out of Level 1 and Level 2 fair value measurements and separately present information regarding purchase, sale, issuance, and settlement of Level 3 fair value measures on a gross basis. This standard is effective for interim and annual reporting periods beginning after December 15, 2009 with the exception of disclosures regarding the purchase, sale, issuance, and settlement of Level 3 fair value measures which are effective for fiscal years beginning after December 15, 2010. We implemented the new standard effective in fiscal 2011.  The adoption did not have an impact on our consolidated financial statements.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05: Comprehensive Income (“ASU 2011-05”). ASU 2011-05 amends current presentation guidance by eliminating the option for an entity to present the components of comprehensive income as part of the statement of changes in stockholder's equity and requires presentation of comprehensive income in a single continuous financial statement or in two separate but consecutive financial statements. The amendments in ASU 2011-05 do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU 2011-05 will be effective for the Company on January 1, 2012. The Company is currently assessing the impact of ASU 2011-05 to the presentation of its Statement of Comprehensive Income within its consolidated financial statements.

In September 2011, the FASB issued Accounting Standards Update No. 2011-08: Testing for Goodwill Impairment (“ASU 2011-08”). ASU 2011-08 amends current goodwill impairment testing guidance by providing entities with an option to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. ASU 2011-08 will be effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  The adoption of ASU 2011-08 is not expected to have a material impact on the Company's consolidated financial statements.

2. Acquisitions

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

Rexam Specialty and Beverage Closures

In September 2011, the Company acquired 100% of the capital stock of Rexam Closures Kentucky Inc., Rexam Delta Inc., Rexam Closures LLC, Rexam Closure Systems LLC, Rexam de Mexico S. de R.L. de C.V., Rexam Singapore PTE Ltd., Rexam Participacoes Ltda. and Rexam Plasticos do Brasil Ltda. (collectively, “Rexam SBC”) pursuant to an Equity Purchase Agreement by and among Rexam Inc., Rexam Closures and Containers Inc., Rexam Closure Systems Inc., Rexam Plastic Packaging Inc., Rexam Brazil Closure Inc., Rexam Beverage Can South America S.A. and the Company.  The aggregate purchase price was $351 ($347, net of cash acquired).  Rexam SBC’s primary products include plastic closures, fitments and dispensing closure systems, and jars.  The newly added business is operated in the Company’s Rigid Closed Top reporting segment.  To finance the purchase, the Company used cash on hand and existing credit facilities.  The Rexam SBC acquisition has been accounted for under the purchase method of accounting, and accordingly, the purchase price has been allocated to the identifiable assets and liabilities based on estimated fair values at the acquisition date.

The acquisition was accounted for as a business combination using the purchase method of accounting. The Company has not finalized the purchase price allocation and it is subject to change.  The Company is finalizing their allocation of the purchase price to the fair value on fixed assets, deferred income taxes and reviewing all of the working capital acquired.  The Company has recognized goodwill on this transaction as a result of expected synergies.  A portion of the goodwill will not be deductible for tax purposes.  The following table summarizes the preliminary allocation of purchase price and the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition:

Working capital	$74
Property and equipment	199
Intangible assets	43
Goodwill	50
Other long-term liabilities	(15)
Net assets acquired	$351

LINPAC Packaging Filmco, Inc.

In August 2011, the Company acquired 100% of the common stock of LINPAC Packaging Filmco, Inc. (“Filmco”) from LINPAC USA Holdings, Inc., a subsidiary of the UK-based LINPAC Group for a purchase price of $19.  Filmco is a manufacturer of PVC stretch film packaging for fresh meats, produce, freezer and specialty applications.  The newly added business is operated in the Company’s Specialty Films reporting segment.  To finance the purchase, the Company used cash on hand and existing credit facilities.  The Filmco acquisition has been accounted for under the purchase method of accounting, and accordingly, the preliminary purchase price has been allocated to the identifiable assets and liabilities based on estimated fair values at the acquisition date.  The Company has primarily allocated the purchase price to property, plant and equipment, intangible assets, working capital and goodwill.

Pliant Corporation

In December 2009, the Company obtained control of 100% of the capital stock of Pliant Corporation (“Pliant”) upon Pliant’s emergence from reorganization pursuant to a proceeding under Chapter 11 of the Bankruptcy Code for a purchase price of $600 ($574, net of cash acquired).   Pliant is a leading manufacturer of value-added films and flexible packaging for food, personal care, medical, agricultural and industrial applications.  The newly added business is operated in the Company’s Specialty Films reporting segment.  The acquisition was accounted for as a business combination using the purchase method of accounting.  The Company has recognized goodwill on this transaction as a result of expected synergies.  Goodwill will not be deductible for tax purposes.  The following table summarizes the final allocation of purchase price and the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition:
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

Pro forma net sales were $4,996 and $4,943 and pro forma net losses were $237 and $141 for fiscal 2011 and fiscal 2010, respectively.  The pro forma net sales and net loss assume that the Rexam SBC and Pliant acquisition had occurred as of the beginning of the respective periods.

The pro forma information presented above is for informational purposes only and is not necessarily indicative of the operating results that would have occurred had the Rexam SBC acquisition been consummated at the beginning of the respective period, nor is it necessarily indicative of future operating results.  Further, the information reflects only pro forma adjustments for additional interest expense, amortization and closing expenses, net of the applicable income tax effects.

3.  Long-Term Debt

Long-term debt consists of the following as of fiscal year-end 2011 and 2010:

	Maturity Date	2011	2010
Term loan	April 2015	$1,146	$1,158
Revolving line of credit	June 2016	195	―
First Priority Senior Secured Floating Rate Notes	February 2015	681	681
8¼% First Priority Notes	November 2015	370	370
8⅞% Second Priority Notes	September 2014	―	773
Second Priority Senior Secured Floating Rate Notes	September 2014	210	212
9 1/2% Second Priority Notes	May 2018	500	500
9¾% Second Priority Notes	January 2021	800	―
10¼% Senior Subordinated Notes	March 2016	127	168
11% Senior Subordinated Notes	September 2016	455	455
Debt discount, net		(13)	(33)
Capital leases and other	Various	100	90
		4,571	4,374
Less current portion of long-term debt		(34)	(29)
		$4,537	$4,345

Senior Secured Credit Facility

In fiscal 2007, the Company entered into senior secured credit facilities that include a term loan in the principal amount of $1,200 term loan and a revolving credit facility (“Credit Facility”), which was amended in June 2011 to increase the commitments under its revolving credit facility by $150 to a total of $650 and extended the maturity to June 2016, subject to certain conditions.  The Credit Facility provides borrowing availability equal to the lesser of (a) $650 or (b) the borrowing base, which is a function, among other things, of the Company’s accounts receivable and inventory.

The borrowings under the senior secured credit facilities bear interest at a rate equal to an applicable margin plus, as determined at the Company’s option, either (a) a base rate determined by reference to the higher of (1) the prime rate of Credit Suisse, Cayman Islands Branch, as administrative agent, in the case of the term loan facility or Bank of America, N.A., as administrative agent, in the case of the revolving credit facility and (2) the U.S. federal funds rate plus 1/2 of 1% or (b) LIBOR (0.37% for the term loan at fiscal year-end 2011) determined by reference to the costs of funds for eurodollar deposits in dollars in the London interbank market for the interest period relevant to such borrowing Bank Compliance for certain additional costs.  The applicable margin for LIBOR rate borrowings under the revolving credit facility  range from 1.75% to 2.25% and for the term loan is 2.00%.  The initial applicable margin for base rate borrowings under the revolving credit facility is 0% and under the term loan is 1.00%.

The term loan facility requires minimum quarterly principal payments of $3 for the first eight years, which commenced in June 2007, with the remaining amount payable in April 2015. In addition, the Company must prepay the outstanding term loan, subject to certain exceptions, with (1) beginning with the Company’s first fiscal year after the closing, 50% (which percentage is subject to a minimum of 0% upon the achievement of certain leverage ratios) of excess cash flow (as defined in the credit agreement); and (2) 100% of the net cash proceeds of all non-ordinary course asset sales and casualty and condemnation events, if the Company does not reinvest or commit to reinvest those proceeds in assets to be used in its business or to make certain other permitted investments within 15 months, subject to certain limitations.

In addition to paying interest on outstanding principal under the senior secured credit facilities, the Company is required to pay a commitment fee to the lenders under the revolving credit facilities in respect of the unutilized commitments thereunder at a rate equal to 0.375% to 0.50% per annum depending on the average daily available unused borrowing capacity. The Company also pays a customary letter of credit fee, including a fronting fee of 0.125% per annum of the stated amount of each outstanding letter of credit, and customary agency fees.

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

The Company’s fixed charge coverage ratio, as defined in the revolving credit facility, is calculated based on a numerator consisting of adjusted EBITDA less pro forma adjustments, income taxes paid in cash and capital expenditures, and a denominator consisting of scheduled principal payments in respect of indebtedness for borrowed money, interest expense and certain distributions.  We are obligated to sustain a minimum fixed charge coverage ratio of 1.0 to 1.0 under the revolving credit facility at any time when the aggregate unused capacity under the revolving credit facility is less than 10% of the lesser of the revolving credit facility commitments and the borrowing base (and for 10 business days following the date upon which availability exceeds such threshold) or during the continuation of an event of default.  At the end of fiscal 2011, the Company had unused borrowing capacity of $417 under the revolving credit facility subject to a borrowing base and thus was not subject to the minimum fixed charge coverage ratio covenant.  The fixed charge ratio was 1.6 to 1.0, at the end of fiscal 2011.
Despite not having financial maintenance covenants, our debt agreements contain certain negative covenants.  The failure to comply with these negative covenants could restrict our ability to incur additional indebtedness, effect acquisitions, enter into certain significant business combinations, make distributions or redeem indebtedness.  The term loan facility contains a negative covenant first lien secured leverage ratio covenant of 4.0 to 1.0 on a pro forma basis for a proposed transaction, such as an acquisition or incurrence of additional first lien debt.  Our first lien secured leverage ratio was 3.3 to 1.0 at the end of fiscal 2011.

At fiscal year-end 2011, there was $195 outstanding on the revolving line of credit and $38 in letters of credit outstanding.  At fiscal year-end 2011, the Company had unused borrowing capacity of $417 under the revolving line of credit subject to the Company’s borrowing base calculations.

9¾% Second Priority Senior Secured Notes

In November 2010, the Company completed a private placement of $800 aggregate principal amount of 9¾% Second Priority Senior Secured Notes due in January 2021. In connection with the private placement we conducted tender offers to purchase, for cash, our 8⅞% Second Priority Senior Secured Notes due in 2014.  The private placement resulted in the Company recording non-cash write offs of $14 for deferred financing fees, $17 of debt discounts and cash premiums of $37 included in Other operating expenses on the Consolidated Statement of Operations.  The proceeds of this offering were used to fund the repurchase of the 8⅞% Second Priority Senior Secured Notes pursuant to the tender offers and subsequent redemption of such notes.

The Company’s $800 in aggregate principal amount of 9¾% Second Priority Senior Secured Notes mature in January 2021.  No principal payments are required prior to maturity.  Interest on the notes is due semi-annually on January 15 and July 15, commencing in July 2011.  The notes are guaranteed on a second priority secured basis by substantially all of the Company’s existing and future guarantor subsidiaries that secure its obligations under its senior secured credit facilities, subject to certain exceptions and rank equally in right of payment to all existing and future senior secured indebtedness.  The Company was in compliance with all covenants at fiscal year-end 2011.

Future maturities of long-term debt as of fiscal year-end 2011 are as follows:

2012	$34
2013	33
2014	240
2015	1,811
2016	1,156
Thereafter	1,310
$4,584

Interest paid was $300 in fiscal 2011, $244 in fiscal 2010, and $236 in fiscal 2009.

In fiscal 2011, BP Parallel LLC, a non-guarantor subsidiary of the Company, purchased $41 of 10 ¼% Senior Subordinated Notes for $38 in cash, plus accrued interest.  The repurchase resulted in a net gain, which is recorded in Other income in our Consolidated Statements of Operations.  The Company funded the purchases with cash on hand.

BP Parallel LLC, a non-guarantor subsidiary of the Company, purchased $2 and $13 of Second Priority Senior Secured Floating Rate Notes for $1 and $11 in cash, plus accrued interest, in fiscal 2011 and fiscal 2010, respectively.  The repurchase resulted in gains which are recorded in Other income in our Consolidated Statements of Operations.  The Company funded the purchases with cash on hand.

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

In August 2007, the Company entered into two separate interest rate swap transactions to manage cash flow variability associated with $600 of the outstanding variable rate term loan debt (the “2007 Swaps”).  The swap agreements became effective in November 2007.  The first agreement had a notional amount of $300 and became effective in November 2007 and swaps three month variable LIBOR contracts for a fixed two year rate of 4.875% and expired in November 2009.  The second agreement had a notional amount of $300 and became effective in November 2007 and swaps three month variable LIBOR contracts for a fixed three year rate of 4.920% and expired in November 2010.  In 2008, the Company began utilizing 1-month LIBOR contracts for the underlying senior secured credit facility.  The Company’s change in interest rate selection caused the Company to lose hedge accounting on both of the interest rate swaps.  The Company recorded changes in fair value in the Consolidated Statement of Operations.

In November 2010, the Company entered into two separate interest rate swap transactions to manage cash flow variability associated with $1 billion of the outstanding variable rate term loan debt (the “2010 Swaps”).  The first agreement had a notional amount of $500 and became effective in November 2010.  The agreement swaps three month variable LIBOR contracts for a fixed three year rate of 0.8925% and expires in November 2013.  The second agreement had a notional amount of $500 and became effective in December 2010.  The agreement swaps three month variable LIBOR contracts for a fixed three year rate of 1.0235% and expires in November 2013.  In August 2011, the Company began utilizing 1-month

LIBOR contracts for the underlying senior secured credit facility.  The Company’s change in interest rate selection caused the Company to lose hedge accounting on both of the interest rate swaps.  The Company recorded changes in fair value in the Consolidated Statement of Operations and will amortize the previously recorded unrealized losses of $9 as fiscal year-end 2011 to Interest expense through the end of the respective swap agreements.

	Liability Derivatives
Derivatives not designated as hedging instruments under FASB guidance	Balance Sheet Location	2011	2010
Interest rate swaps – 2007 Swaps	Accrued exp and other current liabilities	$–	$1
Interest rate swaps – 2010 Swaps	Other long-term liabilities	$8	$–

The effect of the derivative instruments on the Consolidated Statement of Operations are as follows:

	Statement of Operations Location	2011	2010
Derivatives not designated as hedging instruments under FASB guidance
Interest rate swaps – 2007 Swaps	Other income	$(1)	$(13)
	Interest expense	$1	$7

Interest rate swaps – 2010 Swaps	Other income	$(2)	$–
	Interest expense	$1	$–

The Fair Value Measurements and Disclosures section of the Accounting Standards Codification (“Codification” or “ASC”) defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, and establishes a framework for measuring fair value.  This section also establishes a three-level hierarchy (Level 1, 2 or 3) for fair value measurements based upon the observability of inputs to the valuation of an asset or liability as of the measurement date.  This section also requires the consideration of the counterparty’s or the Company’s nonperformance risk when assessing fair value.

The Company’s interest rate swap fair values were determined using Level 2 inputs as other significant observable inputs were not available.

The Company’s financial instruments consist primarily of cash and cash equivalents, investments, long-term debt, interest rate swap agreements and capital lease obligations.  The fair value of our investments exceeded book value at fiscal year-end 2011 and 2010, by $159 and $172, respectively.  The following table summarizes our long-term indebtedness for which the book value was in excess of the fair value:

	2011	2010
First Priority Senior Secured Floating Rate Notes	61	34
8⅞% Second Priority Notes	–	17
9 ½% Second Priority Notes	83	31
9¾% Second Priority Notes	140	–
Second Priority Senior Secured Floating Rate Notes	38	32
11% Senior Subordinated Notes	64	34
10 ¼% Senior Subordinated Notes	18	13

5.  Goodwill, Intangible Assets and Deferred Costs

The following table sets forth the gross carrying amount and accumulated amortization of the Company’s goodwill, intangible assets and deferred costs as of the fiscal year-end 2011 and 2010:

	2011	2010	Amortization Period
Deferred financing fees	$100	$106	Respective debt
Accumulated amortization	(35)	(36)
Deferred financing fees, net	65	70

Goodwill	1,595	1,700	Indefinite lived

Customer relationships	1,178	1,145	11 – 20 years
Trademarks	286	277	Indefinite lived
Other intangibles	82	76	10-20 years
Accumulated amortization	(502)	(396)
Intangible assets, net	1,044	1,102
Total Goodwill, Intangible Assets and Deferred Costs	$2,704	$2,872

The Company recorded a goodwill impairment charge in the Specialty Films segment in fiscal 2011.  See footnote 1 for further discussion. Future amortization expense for definite lived intangibles at fiscal year-end 2011 for the next five fiscal years is $107, $100, $94, $86 and $80 each year for fiscal years ending 2012, 2013, 2014, 2015, and 2016, respectively.

6. Lease and Other Commitments and Contingencies

The Company leases certain property, plant and equipment under long-term lease agreements.  Property, plant and equipment under capital leases are reflected on the Company’s balance sheet as owned.  The Company did not enter into any new capital leases during fiscal 2009 and entered into new capital lease obligations totaling $45 and $29 during fiscal 2010 and fiscal 2011, respectively, with various lease expiration dates through 2018.  The Company records amortization of capital leases in Cost of goods sold in the Consolidated Statement of Operations.  Assets under operating leases are not recorded on the Company’s balance sheet.  Operating leases expire at various dates in the future with certain leases containing renewal options.  The Company had minimum lease payments or contingent rentals of $14 and $12 and asset retirement obligations of $6 and $7 at fiscal year-end 2011 and fiscal year-end 2010, respectively.  Total rental expense from operating leases was $59 in fiscal 2011 and $56 for fiscal 2010 and 2009.

Future minimum lease payments for capital leases and noncancellable operating leases with initial terms in excess of one year as of fiscal year-end 2011, are as follows:

	Capital Leases	Operating Leases
2012	$27	$47
2013	27	36
2014	21	27
2015	23	24
2016	10	22
Thereafter	12	91
	120	$247
Less: amount representing interest	(22)
Present value of net minimum lease payments	$98

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

At the end of fiscal 2011, we employed over 16,000 employees. Approximately 11% of our employees are covered by collective bargaining agreements. Four of our twelve agreements, covering approximately 1,200 employees, are scheduled for renegotiation in fiscal 2012.  The remaining agreements expire after fiscal 2012.

7.  Accrued Expenses, Other Current Liabilities and Other Long-Term Liabilities

The following table sets forth the totals included in Accrued expenses and other current liabilities as of fiscal year-end 2011 and 2010.

	2011	2010
Employee compensation, payroll and other taxes	$101	$80
Interest	62	54
Rebates	60	50
Other	62	86
	$285	$270

The following table sets forth the totals included in Other long-term liabilities as of fiscal year-end 2011 and 2010.

	2011	2010
Lease retirement obligation	$20	$19
Sale-lease back deferred gain	35	37
Pension liability	74	67
Other	58	21
	$187	$144

8.  Income Taxes

The Company is being taxed at the U.S. corporate level as a C-Corporation and has provided U.S. Federal, State and foreign income taxes.

Significant components of income tax benefit for the fiscal years ended 2011, 2010 and 2009 are as follows:

	2011	2010	2009
Current
United States
Federal	$15	$—	$—
State	1	3	2
Non-U.S.	3	—	—
Current income tax provision	4	3	2
Deferred:
United States
Federal	(22)	(12)	(6)
State	(8)	(9)	(1)
Non-U.S.	(1)	(3)	(1)
Deferred income tax benefit	(15)	(24)	(8)
Benefit for income taxes	$(11)	$(21)	$(6)

U.S. loss from continuing operations before income taxes was $(236), $(67) and $(15) for the fiscal years ended 2011, 2010 and 2009, respectively.  Non-U.S. loss from continuing operations before income taxes was $(4), $(22) and $(13) for the fiscal years ended 2011, 2010 and 2009, respectively.

The reconciliation between U.S. Federal income taxes at the statutory rate and the Company’s benefit for income taxes on continuing operations for the fiscal years ended 2011, 2010, and 2009 are as follows:

	2011	2010	2009
U.S. Federal income tax benefit at the statutory rate	$(84)	$(31)	$(10)
Adjustments to reconcile to the income tax provision:
U.S. State income tax expense, net of valuation allowance	9	(6)	(1)
Impairment of goodwill	58	2	—
Permanent differences	1	2	—
Transaction costs	1	3	—
Changes in Foreign Valuation Allowance	3	3	3
Rate differences between U.S. and Foreign	1	4	1
FIN 48	1	—	—
Other	(1)	2	—
Benefit for income taxes	$(11)	$(21)	$(7)

Deferred income taxes result from temporary differences between the amount of assets and liabilities recognized for financial reporting and tax purposes.  The components of the net deferred income tax liability at fiscal year-end 2011 and 2010 are as follows:

	2011	2010
Deferred tax assets:
Allowance for doubtful accounts	$4	$4
Deferred gain on sale-leaseback	15	20
Accrued liabilities and reserves	58	51
Inventories	8	7
Net operating loss carryforward	294	305
Alternative minimum tax (AMT) credit carryforward	8	162
Other	15	5
Total deferred tax assets	402	404
Valuation allowance	(43)	(47)
Total deferred tax assets, net of valuation allowance	359	357
Deferred tax liabilities:
Property and equipment	143	152
Intangible assets	346	344
Debt extinguishment	9	8
Other	4	7
Total deferred tax liabilities	502	511
Net deferred tax liability	$(143)	$(154)

In the U.S. the Company had $593 of Federal net operating loss carryforwards.  As of fiscal year-end 2011, the Company had foreign net operating loss carryforwards of $33.  The Federal net operating loss carryforwards will expire in future years beginning 2021.  AMT credit carryforwards totaling $8 are available to the Company indefinitely to reduce future years’ Federal income taxes.

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

Prior changes in ownership have created limitations under Sec. 382 of the internal revenue code on annual usage of net operating loss carryforwards.  However, the Company’s Federal net operating loss carryforwards are available for immediate use.  As part of the effective tax rate calculation, if we determine that a deferred tax asset arising from temporary differences is not likely to be utilized, we will establish a valuation allowance against that asset to record it at its expected realizable value.  The Company has not provided a valuation allowance on its Federal net operating loss carryforwards in the United States because it has determined that future rewards of its temporary taxable differences will occur in the same periods and are of the same nature as the temporary differences giving rise to the deferred tax assets.  Our valuation allowance against deferred tax assets was $43 and $47 as of fiscal year-end 2011 and 2010, respectively, related to the foreign operating loss carryforwards, U.S. State operating loss carryforwards, and foreign tax credit carryforwards.  The Company paid cash taxes of $2, $3 and $4 in fiscal 2011, fiscal 2010 and fiscal 2009, respectively.

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

The following table summarizes the activity related to our gross unrecognized tax benefits from year-end fiscal 2010 to year-end fiscal 2011:

	2011	2010
Beginning unrecognized tax benefits at end of fiscal 2010	$34	$30
Gross increases - tax positions in prior periods	3	1
Gross decreases - tax positions in prior periods	(4)	-
Gross increases - from acquisitions	2	3
Cross increases - current period tax positions	1	1
Settlements	(2)	-
Lapse of statue of limitations	(1)	(1)
Ending unrecognized tax benefits of fiscal 2011	$33	$34

The amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate was $9 and $8 for fiscal year-end 2010 and 2011, respectively.

As of fiscal year-end 2011, we have $1 accrued for payment of interest and penalties related to our uncertain tax positions.  Our penalties and interest related to uncertain tax positions are included in income tax expense.

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

At November 1, 2011, we had unremitted earnings from foreign subsidiaries including earnings that have been or are intended to be permanently reinvested for continued use in foreign operations and that, if distributed, would result in additional income tax expense at approximately the U.S. statutory rate.  We have identified non U.S. funds from Germany, Australia, Belgium and India that are not permanently reinvested and have recognized deferred tax liabilities for additional tax expense that we expect to incur upon repatriation of earnings that are not sourced from previously taxed income. We have not recognized a deferred tax liability for temporary differences related to these investments since such determination is not practical nor considered to be material.
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

The Company sponsors two defined contribution 401(k) retirement plans covering substantially all employees.  Contributions are based upon a fixed dollar amount for employees who participate and percentages of employee contributions at specified thresholds.  Contribution expense for these plans was $6 for fiscal 2011 and 2010 and $1 for fiscal 2009.

The Company participates in one multiemployer plan. Contributions to the plan are based on specific percentages of employee compensation and are immaterial.

The projected benefit obligations of the Company’s plans presented herein are equal to the accumulated benefit obligations of such plans.  The net amount of liability recognized is included in Other long-term liabilities on the Consolidated Balance Sheets.

	Defined Benefit Pension Plans		Retiree Health Plan
	2011	2010	2011	2010
Change in Projected Benefit Obligations (PBO)
PBO at beginning of period	$175	$59	$4	$5
Service cost	—	—	—	—
Business combinations	—	107	—	—
Interest cost	8	7	—	—
Actuarial loss (gain)	4	9	—	(1)
Benefits paid	(8)	(7)	—	—
PBO at end of period	$179	$175	$4	$4

Change in Fair Value of Plan Assets
Plan assets at beginning of period	$112	$39	$—	$—
Actual return on plan assets	(2)	7	—	—
Business combinations	—	67	—	—
Company contributions	7	6	—	1
Benefits paid	(8)	(7)	—	(1)
Plan assets at end of period	109	112	—	—
Net amount recognized	$(70)	$(63)	$(4)	$(4)

At the end of fiscal 2011 the Company had $38 of net unrealized losses recorded in Accumulated other comprehensive loss on the Consolidated Balance Sheets.  The Company expects $2 to be realized in fiscal 2012.

The following table presents significant weighted-average assumptions used to determine benefit obligation and benefit cost for the fiscal years ended:

	Defined Benefit Pension Plans		Retiree Health Plan
(Percents)	2011	2010	2011	2010
Weighted-average assumptions:
Discount rate for benefit obligation	4.42	4.84	4.5	5.0
Discount rate for net benefit cost	4.84	5.25	5.0	5.0
Expected return on plan assets for net benefit costs	8.0	8.0	8.0	8.0

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

In accordance with the guidance from the FASB for employers’ disclosure about postretirement benefit plan assets the table below discloses fair values of each pension plan asset category and level within the fair value hierarchy in which it falls. There was no material changes or transfers between level 3 assets and the other levels.

Fiscal 2011 Asset Category	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$4	$—	$—	$4
U.S. large cap comingled equity funds	—	28	—	28
U.S. mid cap equity mutual funds	10	—	—	10
U.S. small cap equity mutual funds	5	—	—	5
International equity mutual funds	11	—	—	11
Real estate equity investment funds	3	—	—	3
Corporate bond mutual funds	30	—	—	30
Guaranteed investment account	—	—	12	12
Other	6	—	—	6
Total	$69	$28	$12	$109

Fiscal 2010 Asset Category	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$3	$—	$—	$3
U.S. large cap comingled equity funds	—	23	—	23
U.S. mid cap equity mutual funds	11	—	—	11
U.S. small cap equity mutual funds	6	—	—	6
International equity mutual funds	11	—	—	11
Real estate equity investment funds	3	—	—	3
Corporate bond mutual funds	37	—	—	37
Guaranteed investment account	—	—	12	12
Other	5	—	1	6
Total	$76	$23	$13	$112

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid for the fiscal years ending as follows:

	Defined Benefit Pension Plans	Retiree Health Plan
2012	$9	$1
2013	9	—
2014	9	—
2015	9	—
2016	10	—
2017-2021	51	1

In fiscal 2012, Berry expects to contribute $8 to its retirement plans to satisfy minimum funding requirements for the year.

Net pension and retiree health benefit expense included the following components as of fiscal 2011 and 2010:

	2011	2010
Defined Benefit Pension Plans
Service cost	$—	$—
Interest cost	9	8
Amortization	1	1
Expected return on plan assets	(9)	(8)
Net periodic benefit cost	$1	$1

Our defined benefit pension plan asset allocations as of fiscal year-end 2011 and 2010 are as follows:

	2011	2010
Asset Category
Equity securities and equity-like instruments	53%	49%
Debt securities	32	40
Other	15	11
Total	100%	100%

The Company’s retirement plan assets are invested with the objective of providing the plans the ability to fund current and future benefit payment requirements while minimizing annual Company contributions.  The plans’ asset allocation strategy reflects a long-term growth strategy with approximately 40-50% allocated to growth investments and 40-50% allocated to fixed income investments and 5-10% in other, including cash. The retirement plans held $5 principal of the Company’s 10 ¼% Senior Subordinated Notes at the end of fiscal 2011 and 2010, respectively.  The Company re-addresses the allocation of its investments on an annual basis.

10.  Restructuring and Impairment Charges

The Company announced various restructuring plans in the last three fiscal years which included shutting down facilities in all four of the Company’s operating segments.

During fiscal 2009, the Company announced the intention to shut down one manufacturing facility within its Specialty Films division and one manufacturing facility within its Rigid Open Top division.  The $8 of non-cash asset impairment costs recognized in fiscal 2009 related to these restructuring plans has been reported as Restructuring and impairment charges in the Consolidated Statements of Operations. The remaining liability has been included within Accrued expenses and other current liabilities on the Consolidated Balance Sheet.  The affected business accounted for less than $65 of annual net sales with majority of the operations transferred to other facilities.

During fiscal 2010, the Company announced the intention to shut down three manufacturing facility within its Tapes, Bags, & Coatings division.  The affected Tapes, Bags & Coatings business accounted for $83 of annual net sales with majority of the operations transferred to other facilities.  The Company also announced the intention to shut down two manufacturing facilities within its Specialty Films division.  The affected Specialty Films business accounted for less than $30 of annual net sales with majority of the operations transferred to other facilities.  The Company recorded $19 of non-cash asset impairment costs in fiscal 2010 related to these restructuring plans and has been reported as Restructuring and impairment charges in the Consolidated Statements of Operations.  These impairments were for building and equipment that exceeded net realizable value as of the valuation dates.

During fiscal 2011, the Company announced the intention to shut down five facilities within its Specialty Films division.  The affected Specialty Films business accounted for approximately $130 of annual net sales with the majority of the operations transferred to other facilities.  The Company also announced its intention to shut down a manufacturing location within its Rigid Closed Top division.  The affected Rigid Closed Top business accounted for approximately $14 of annual net sales with the majority of the operations transferred to other facilities.  The Company recorded $35 of non-cash asset impairment costs in fiscal 2011 related to these restructuring plans and has been reported as Restructuring and impairment charges in the Consolidated Statements of Operations.  These impairments were for building and equipment that exceeded net realizable value as of the valuation dates.

The table below sets forth the Company’s estimate of the total cost of the restructuring programs since 2007, the portion recognized through fiscal year-end 2011 and the portion expected to be recognized in a future period:

	Expected Total Costs	Cumulative charges through Fiscal 2011	To be Recognized in Future
Severance and termination benefits	$27	$27	$—
Facility exit costs	49	46	3
Asset impairment	80	80	—
Other	4	4	—
Total	$160	$157	$3

The tables below sets forth the significant components of the restructuring charges recognized for the fiscal years ended 2011 2010 and 2009, by segment:

	Fiscal Year
	2011	2010	2009
Rigid Open Top
Severance & termination benefits	$2	$–	$–
Facility exit costs	–	2	2
Non-cash asset impairment	–	–	5
Total	$2	$2	$7

Rigid Closed Top
Severance & termination benefits	$3	$–	$–
Facility exit costs	1	3	–
Non-cash asset impairment	4	–	–
Total	$8	$3	$–

Specialty Films
Severance & termination benefits	$5	$7	$–
Facility exit costs	4	8	1
Non-cash asset impairment	20	11	3
Total	$29	$26	$4

Tapes, Bags and Coatings
Severance & termination benefits	$1	$–	$–
Facility exit costs	5	2	–
Non-cash asset impairment	11	8	–
Total	$17	$10	$–

Consolidated
Severance & termination benefits	$11	$7	$–
Facility exit costs	10	15	3
Non-cash asset impairment	35	19	8
Total	$56	$41	$11

The table below sets forth the activity with respect to the restructuring accrual at fiscal year-end 2011 and 2010:

	Employee Severance and Benefits		Facilities Exit Costs	Non-cash charges		Total
Balance at fiscal year-end 2009	$	―	$3	$	―	$3
Charges		8	14		19	41
Non-cash asset impairment		―	―		(19)	(19)
Acquisition liability assumed		1	―		―	1
Cash payments		(6)	(14)		―	(20)
Balance at fiscal year-end 2010		3	3		―	6

Charges		11	10		35	56
Non-cash asset impairment		―	―		(35)	(35)
Cash payments		(10)	(10)		―	(20)
Balance at fiscal year-end 2011		$4	$3	$	―	$7

The restructuring costs accrued as of fiscal year-end 2011 will result in future cash outflows, which are not expected to be material.

11.  Related Party Transactions

Management Fee

The Company is charged a management fee by an affiliate of its principal stockholder and Graham for the provision of management consulting and advisory services provided throughout the year.  The management fee is the greater of $3 or 1.25% of adjusted EBITDA.  In addition, Apollo and Graham have the right to terminate the agreement at any time, in which case Apollo and Graham will receive additional consideration equal to the present value of $21 less the aggregate amount of annual management fees previously paid to Apollo and Graham, and the employee stockholders will receive a pro rata payment based on such amount.

Total management fees charged by Apollo and Graham were $9 in fiscal 2011, $8 in fiscal 2010 and $6 in fiscal 2009.  The Company paid $6 and $5 to entities affiliated with Apollo and $1 to entities affiliated with Graham for fiscal 2011 and 2010, respectively.

Berry Group Indebtedness

In June 2007, the Company’s parent, Berry Group, entered into a $500 senior unsecured term loan agreement (“Senior Unsecured Term Loan”) with a syndicate of lenders.  The Senior Unsecured Term Loan matures in June 2014 and was sold at a 1% discount, which is being amortized over the life of the loan.  Interest on the agreement is payable on a quarterly basis and bears interest at the Company’s option based on (1) a fluctuating rate per annum equal to the higher of (a) the Federal Funds Rate plus 1/2 of 1% and (b) the rate of interest in effect for such day as publicly announced from time to time by Credit Suisse as its “prime rate” plus 525 basis points or (2) LIBOR (0.37% at fiscal year-end 2011) plus 625 basis points.  The Senior Unsecured Term Loan contains a payment in kind (“PIK”) option which allows Berry Group to forgo paying cash interest and to add the PIK interest to the outstanding balance of the loan.  This option expires on the five year anniversary of the loan and if elected increases the rate per annum by 75 basis points for the specific interest period.  Berry Group at its election may make the quarterly interest payments in cash, may make the payments by paying 50% of the interest in cash and 50% in PIK interest or 100% in PIK interest for the first five years.  The Senior Unsecured Term Loan is unsecured and there are no guarantees by Berry or any of its subsidiaries and therefore this financial obligation is not recorded in the Consolidated Financial Statements of Berry.  Berry Group elected to exercise the PIK interest option during 2010 and 2011.

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

As of October 1, 2011 BP Parallel had invested $191 to purchase assignments of $548 of the Senior Unsecured Term Loan.  In fiscal 2010, BP Parallel LLC invested $25 to purchase assignments of $33 principal of the Senior Unsecured Term Loan.  BP Parallel did not purchase assignments in 2011.  The Company has the intent and ability to hold the security to maturity.  The investment is stated at amortized cost and the discount is being accreted under the effective interest method to interest income until the maturity of the debt in June 2014.  The Company has recorded the investment in Other assets in the Consolidated Balance Sheet with the fair value of total Senior Unsecured Term Loan investments exceeding book value by $159 at fiscal year-end 2011.  The Company recorded the interest income and the income from the discount on the purchase of Senior Unsecured Term Loan in Interest income in the Consolidated Statements of Operations.  The Company has recognized $102 and $75 of interest and accretion income in fiscal 2011 and fiscal 2010, respectively.  The remaining balance outstanding at the end of fiscal 2011 of Senior Unsecured Term Loan net of the amount owned by BP Parallel is $56.

Other Related Party Transactions

Certain of our management, stockholders and related parties and its affiliates have independently acquired and held financial debt instruments of the Company as of October 2, 2010.  During fiscal 2010, interest expense includes $8 related to this debt.

12.  Stockholders’ Equity

The Company has 100 common shares which are issued and outstanding for each of the periods presented.  All of these shares are owned by Berry Group.  The total Berry Group investment is included in Parent company investment, net on the Consolidated Balance Sheet.

2006 Equity Incentive Plan

In connection with Apollo’s acquisition of the Company, Berry Group adopted an equity incentive plan pursuant to which options to acquire up to 577,252 shares of Group’s common stock may be granted.  Prior to fiscal 2011, the plan was amended to allow for an additional 430,000 options to be granted.  Options granted under the 2006 Equity Incentive Plan may not be assigned or transferred, except to Berry Group or by will or the laws of descent or distribution.  The 2006 Equity Incentive Plan terminates ten years after adoption and no options may be granted under the plan thereafter.  The 2006 Equity Incentive Plan allows for the issuance of non-qualified options, options intended to qualify as “incentive stock options” within the meaning of the Internal Revenue Code of 1986, as amended, and stock appreciation rights.  The employees participating in the 2006 Equity Incentive Plan receive options and stock appreciation rights under the 2006 Equity Incentive Plan pursuant to individual option and stock appreciation rights agreements, the terms and conditions of which are substantially identical.  Each option agreement provides for the issuance of options to purchase common stock of Berry Group.  Options granted under the 2006 Equity Incentive Plan had an exercise price per share that either (1) was fixed at the fair market value of a share of common stock on the date of grant or (2) commenced at the fair market value of a share of common stock on the date of grant and increases at the rate of 15% per year during the term.  Some options granted under the plan become vested and exercisable over a five-year period based on continued service.  Other options become vested and exercisable based on the achievement by the Company of certain financial targets.  Upon a change in control, the vesting schedule with respect to certain options accelerate for a portion of the shares subject to such options.  Since Berry Group’s common stock is not highly liquid, except in certain limited circumstances, the stock options may not be redeemable.

During fiscal 2007 a one-time dividend was paid.  Holders of vested stock options received $14, while an additional $35 was paid to nonvested option holders on the second anniversary of the dividend grant date.  In December 2008, the Executive Committee of Berry Group modified the vesting provisions related to the amounts held in escrow.  This resulted in the immediate vesting and accelerating the recognition of the remaining unrecorded stock compensation expense of $11 in selling, general and administrative expenses recorded in fiscal 2009.

The Company recognized total stock based compensation of $1 for fiscal 2011 and 2010 and $12 for the fiscal 2009.

Information related to the 2006 Equity Incentive Plan as of the fiscal year-end 2011 and 2010 is as follows:

	2011		2010
	Number Of Shares	Weighted Average Exercise Price	Number Of Shares	Weighted Average Exercise Price
Options outstanding, beginning of period	866,521	$95.27	801,003	$99.45
Options granted	126,728	75.10	127,234	75.33
Options exercised or cash settled	―	―	―	―
Options forfeited or cancelled	(109,475)	97.25	(61,716)	103.76
Options outstanding, end of period	883,774	$94.37	866,521	$95.27

Option price range at end of period	$37.21 - $112.80	$37.21 - $112.80
Options exercisable at end of period	597,416	494,352
Options available for grant at period end	123,478	140,731
Weighted average fair value of options granted during period	$23	$26

The fair value for options granted have been estimated at the date of grant using a Black-Scholes model, generally with the following weighted average assumptions:

	2011	2010	2009
Risk-free interest rate	1.3%	2.6%	1.7 - 2.5%
Dividend yield	0.0%	0.0%	0.0%
Volatility factor	.32 - .34	.33	.36 - .37
Expected option life	5 years	5 years	5 years

The following table summarizes information about the options outstanding at fiscal year-end 2011:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable
$37.21 - $112.80	883,774	5 years	$94.37	597,416

Notes Receivable from Management

Berry Group has adopted an employee stock purchase program pursuant to which a number of non-executive employees had the opportunity to invest in Berry Group on a leveraged basis. In the event that an employee defaults on a promissory note used to purchase such shares, Berry Group’s only recourse is to the shares of Berry Group securing the note. In this manner, non-executive management acquired 98,052 shares in the aggregate.  Certain of these amounts were repaid by the employees in connection with the special one-time dividend.  The receivable was $2 at the end of fiscal 2011 and 2010.

13.  Segment and Geographic Data

Berry’s operations are organized into four reportable segments: Rigid Open Top, Rigid Closed Top, Specialty Films, and Tapes, Bags and Coatings.  The Company has manufacturing and distribution centers in the United States, Canada, Mexico, Belgium, Australia, Germany, Brazil, Malaysia and India.  The North American operation represents 92% of the Company’s net sales, 99% of total long-lived assets, and 96% of the total assets.  Selected information by reportable segment is presented in the following table.

	2011	2010	2009
Net Sales
Rigid Open Top	$1,291	$1,192	$1,063
Rigid Closed Top	1,053	970	857
Specialty Films	1,609	1,433	551
Tapes, Bags and Coatings	608	662	716
	$4,561	$4,257	$3,187
Operating income (loss)
Rigid Open Top	$156	$124	$118
Rigid Closed Top	77	73	59
Specialty Films	(187)	(54)	(10)
Tapes, Bags and Coatings	(4)	(19)	19
	$42	$124	$186

Depreciation and amortization	2011	2010	2009
Rigid Open Top	$103	$95	$83
Rigid Closed Top	95	91	93
Specialty Films	104	86	34
Tapes, Bags and Coatings	42	45	44
	$344	$317	$254

Total Assets	2011	2010
Rigid Open Top	$1,937	$2,019
Rigid Closed Top	2,039	1,647
Specialty Films	1,150	1,410
Tapes, Bags and Coatings	479	554
	$5,605	$5,630

Goodwill	2011	2010
Rigid Open Top	$690	$691
Rigid Closed Top	819	771
Specialty Films	86	238
Tapes, Bags and Coatings	—	—
	$1,595	$1,700

14.  Guarantor and Non-Guarantor Financial Information

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

Condensed Supplemental Consolidated Statements of Operations

	Fiscal 2011
	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net sales	$695	$3,503	$363	—	$4,561
Cost of sales	626	2,937	315	—	3,878
Selling, general and administrative expenses	56	295	30	—	381
Restructuring and impairment charges, net	30	190	1	—	221
Other operating expenses	—	11	28	—	39
Operating income (loss)	(17)	70	(11)	—	42
Other income	62	(1)	—	—	61
Interest expense, net	49	249	(77)	—	221
Equity in net income of subsidiaries	85	—	—	(85)	—
Gain (loss) from continuing operations before income taxes	(213)	(178)	66	85	(240)
Income tax expense (benefit)	16	(29)	2	—	(11)
Net income (loss)	$(229)	$(149)	$64	$85	$(229)

	Fiscal 2010
	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net sales	$758	$3,166	$333	—	$4,257
Cost of sales	709	2,666	292	—	3,667
Gross profit	49	500	41	—	590
Selling, general and administrative expenses	63	285	31	—	379
Restructuring and impairment charges, net	15	24	2	—	41
Other operating expenses	12	17	17	—	46
Operating income (loss)	(41)	174	(9)	—	124
Other income	(19)	—	—	—	(19)
Interest expense, net	54	229	(51)	—	232
Gain (loss) from continuing operations before income taxes	(76)	(55)	42		(89)
Income tax expense (benefit)	(8)	(17)	4	—	(21)
Net income (loss)	$(68)	$(38)	$38	—	$(68)

	Fiscal 2009
	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net sales	$736	$2,252	$199	—	$3,187
Cost of sales	670	1,802	169	—	2,641
Gross profit	66	450	30	—	546
Selling, general and administrative expenses	75	230	20	—	325
Restructuring and impairment charges, net	4	—	7	—	11
Other operating expenses	5	15	4	—	24
Operating income (loss)	(18)	205	(1)	—	186
Other (income) expense	(37)	6	—	—	(31)
Interest expense, net	60	186	(1)	—	245
Equity in net income of subsidiaries	(21)	—	—	21	—
Gain (loss) from continuing operations before income taxes	(20)	13	—	(21)	(28)
Income tax expense (benefit)	2	(12)	4	—	(6)
Income (loss) from continuing operations	(22)	25	(4)	(21)	(22)
Discontinued operations, net of income taxes	4	—	—	—	4
Net income (loss)	$(26)	$25	$(4)	(21)	$(26)

Condensed Supplemental Consolidated Balance Sheet
As of fiscal year-end 2011
($ in millions)
	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$20	$5	$17	$—	$42
Accounts receivable, net of allowance	80	411	52	—	543
Inventories	98	445	35	—	578
Prepaid expenses and other current	72	9	11	—	92
Total current assets	270	870	115	—	1,255
Property, plant and equipment, net	129	1,048	73	—	1,250
Intangible assets, net	207	2,447	52	(2)	2,704
Investment in Subsidiaries	4,433	—	—	(4,433)	—
Other assets	—	7	511	(122)	396
Total Assets	$5,039	$4,372	$751	$(4,557)	$5,605
Liabilities and Equity
Current liabilities:
Accounts payable	$98	$231	$23	$—	$352
Accrued and other current liabilities	147	126	13	(1)	285
Long-term debt—current portion	32	—	2	—	34
Total current liabilities	277	357	38	(1)	671
Long-term debt	4,688	—	3	(154)	4,537
Deferred tax liabilities	—	194	10	—	204
Other long term liabilities	68	114	5	—	187
Total long-term liabilities	4,756	308	18	(154)	4,928
Total Liabilities	5,033	665	56	(155)	5,599
Total Equity	6	3,707	695	(4,402)	6
Total Liabilities and Equity	$5,039	$4,372	$751	$(4,557)	$5,605

Condensed Supplemental Consolidated Balance Sheet
As of fiscal year-end 2010
($ in millions)
	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$132	$2	$14	$—	$148
Accounts receivable, net of allowance	89	341	55	—	485
Inventories	116	430	37	—	583
Prepaid expenses and other current	68	15	16	—	99
Total current assets	405	788	122	—	1,315
Property, plant and equipment, net	179	894	73	—	1,146
Intangible assets, net	224	2,595	55	(2)	2,872
Investment in Subsidiaries	4,120	—	—	(4,120)	—
Other assets	4	2	373	(82)	297
Total Assets	$4,932	$4,279	$623	$(4,204)	$5,630
Liabilities and Equity
Current liabilities:
Accounts payable	$118	$215	$29	$—	$362
Accrued and other current liabilities	134	121	16	(1)	270
Long-term debt—current portion	12	17	—	—	29
Total current liabilities	264	353	45	(1)	661
Long-term debt	4,383	66	7	(111)	4,345
Deferred tax liabilities	—	213	10	—	223
Other long term liabilities	28	109	7	—	144
Total long-term liabilities	4,411	388	24	(111)	4,712
Total Liabilities	4,675	741	69	(112)	5,373
Total Equity	257	3,538	554	(4,092)	257
Total Liabilities and Equity	$4,932	$4,279	$623	$(4,204)	$5,630

Condensed Supplemental Consolidated Statements of Cash Flows

	Fiscal 2011
	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Cash Flow from Operating Activities	$181	$136	$9	$—	$326

Cash Flow from Investing Activities
Additions to property, plant, and equipment	(16)	(138)	(6)	—	(160)
Proceeds from disposal of assets	—	5	—	—	5
Acquisition of business net of cash acquired	(368)	—	—	—	(368)
Net cash used in investing activities	(384)	(133)	(6)	—	(523)

Cash Flow from Financing Activities
Proceeds from long-term debt	995	—	—	—	995
Equity contributions	(1)	—	—	—	(1)
Repayment of long-term debt	(880)	—	—	—	(880)
Deferred financing costs	(23)	—	—	—	(23)
Net cash provided by (used in) financing activities	91	—	—	—	91
Net increase in cash and cash equivalents	(112)	3	3	—	(106)
Cash and cash equivalents at beginning of period	132	2	14	—	148
Cash and cash equivalents at end of period	$20	$5	$17	$—	$42

	Fiscal 2010
	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Cash Flow from Operating Activities	$(34)	$123	$23	$—	$112

Cash Flow from Investing Activities
Additions to property, plant, and equipment	(61)	(150)	(12)	—	(223)
Proceeds from disposal of assets	—	29	—	—	29
Investment in Berry Group	—	—	(25)	—	(25)
Acquisition of business net of cash acquired	(658)	—	—	—	(658)
Net cash used in investing activities	(719)	(121)	(37)	—	(877)

Cash Flow from Financing Activities
Proceeds from long-term debt	1,097	—	—	—	1,097
Equity contributions	(28)	—	25	—	(3)
Repayment of long-term debt	(153)	—	—	—	(153)
Deferred financing costs	(38)	—	—	—	(38)
Net cash provided by (used in) financing activities	878	—	25	—	903
Net increase in cash and cash equivalents	125	2	11	—	(138)
Cash and cash equivalents at beginning of period	7	—	3	—	10
Cash and cash equivalents at end of period	$132	$2	$14	$—	$148

	Fiscal 2009
	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Cash Flow from Operating Activities	$288	$133	$(7)	$—	$414

Cash Flow from Investing Activities
Additions to property, plant, and equipment	(47)	(143)	(4)	—	(194)
Proceeds from disposal of assets	—	1	3	—	4
Investment in Berry Group	—	—	(169)	—	(169)
Acquisition of business net of cash acquired	(5)	—	—	—	(5)
Net cash used in investing activities	(52)	(142)	(170)	—	(364)

Cash Flow from Financing Activities
Proceeds from long-term debt	—	—	4	—	4
Equity contributions	(169)	—	169	—	—
Repayment of long-term debt	(232)	—	(1)	—	(233)
Deferred financing costs	(1)	—	—	—	(1)
Net cash provided by (used in) financing activities	(402)	—	172	—	(230)
Net increase in cash and cash equivalents	(166)	(9)	(5)	—	(180)
Cash and cash equivalents at beginning of period	173	9	8	—	190
Cash and cash equivalents at end of period	$7	$—	$3	$—	$10

15.  Quarterly Financial Data (Unaudited)

The following table contains selected unaudited quarterly financial data for fiscal years 2011 and 2010.

	2011				2010
	First (b)	Second	Third	Fourth (a)	First	Second	Third	Fourth

Net sales	$1,041	$1,104	$1,187	$1,229	$880	$1,056	$1,167	$1,154
Cost of sales	902	939	1,000	1,037	747	913	1,022	985
Gross profit	$139	$165	$187	$194	$133	$143	$145	$169

Net income (loss)	$(69)	$(2)	$13	$(171)	$(29)	$(4)	$(22)	$(13)

(a)     Includes a goodwill impairement charge of $165 in fiscal 2011
(b)    Includes a loss on extinguishment of debt of $68 in fiscal 2011

16.	Subsequent Events

Beginning January 1, 2012, the Company will be reorganizing its flexible films businesses, which include the Tapes, Bags and Coatings, and Specialty Films divisions, into two new operating divisions.  These new divisions will be named Flexible Packaging and Engineered Materials.  The purpose of structuring the businesses in this manner is to significantly enhance the Company’s current product portfolio in the finished flexible packaging space.  This move will allow the Company to leverage its unique innovation capabilities at the interface of rigid and flexible technologies and to serve customers with innovative packaging solutions.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 19th day of December, 2011.

BERRY PLASTICS CORPORATION

By    /s/ Jonathan D. Rich
           Jonathan D. Rich
          Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Jonathan D. Rich	Chairman of the Board of Directors, Chief Executive Officer and Director (Principal Executive Officer)	December 19, 2011
Jonathan D. Rich
/s/ James M. Kratochvil	Chief Financial Officer (Principal Financial and Accounting Officer)	December 19, 2011
James M. Kratochvil
/s/ Robert V. Seminara	Director	December 19, 2011
Robert V. Seminara
/s/ Anthony M. Civale	Director	December 19, 2011
Anthony M. Civale

  Supplemental Information To Be Furnished With Reports Filed Pursuant To Section 15(d) Of The Act By Registrant Which Has Not Registered Securities Pursuant To Section 12 Of The Act

The Registrant has not sent any annual report or proxy material to security holders.

Exhibit No.	Description of Exhibit
2.1
Agreement and Plan of Merger and Corporate Reorganization, dated as of March 9, 2007, between Covalence Specialty Materials Holding Corp. and Berry Plastics Group, Inc. (incorporated herein by reference to our Registration Statement Form S-4, filed on May 14, 2007)

2.2
Equity Purchase Agreement, dated June 19, 2011, by and among Rexam Inc., Rexam Closures and Containers Inc., Rexam Closure Systems Inc., Rexam Plastic Packaging Inc., Rexam Brazil Closure Inc., Rexam Beverage Can South America S.A. and Berry Plastics Corporation. (incorporated herein by reference to Exhibit 2.1 to our Current Report on Form 8-K, filed on June 23, 2011)

2.3
Stock Purchase Agreement, by and between LINPAC USA Holdings, Inc. and Berry Plastics Corporation, dated as of August 19, 2011 (incorporated herein by reference to Exhibit 2.1 to our Current Report on Form 8-K, filed on September 2, 2011).

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
10.23 *
Amendment dated as of June 28, 2011 to U.S. $400,000,000 Amended and Restated Credit Agreement, dated as of April 3, 2007, by and among Covalence Specialty Materials Corp., Berry Plastics Group, Inc., certain domestic subsidiaries party thereto from time to time, Bank of America, N.A., as collateral agent and administrative agent, the lenders party thereto from time to time, and the financial institutions party thereto

12.1*	Computation of Ratio of Earnings to Fixed Charges
21.1*	Subsidiaries of the Registrant
31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer
32.1*	Section 1350 Certification of the Chief Executive Officer
32.2*	Section 1350 Certification of the Chief Financial Officer

*      Filed herewith.