Form 10-Q
period 2012-02-10
BERRY PLASTICS CORP
filed 2012-02-13
CIK 919465

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[X]         Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2011
or
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

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes [   ]  No [X]

As of February 13, 2012, all of the outstanding 100 shares of the Common Stock, $.01 par value, of Berry Plastics Corporation were held by Berry Plastics Group, Inc.

Table of Additional Registrant Guarantors

Exact Name	Jurisdiction of Organization	Primary Standard Industrial Classification Code Number	I.R.S. Employer Identification No.	Name, Address and Telephone Number of Principal Executive Offices
Aerocon, LLC	Delaware	3089	35-1948748	(a)
Berry Iowa, LLC	Delaware	3089	42-1382173	(a)
Berry Plastics Design, LLC	Delaware	3089	62-1689708	(a)
Berry Plastics Technical Services, Inc.	Delaware	3089	57-1029638	(a)
Berry Sterling Corporation	Delaware	3089	54-1749681	(a)
CPI Holding Corporation	Delaware	3089	34-1820303	(a)
Knight Plastics, LLC	Delaware	3089	35-2056610	(a)
Packerware, LLC	Delaware	3089	48-0759852	(a)
Pescor, Inc.	Delaware	3089	74-3002028	(a)
Poly-Seal, LLC	Delaware	3089	52-0892112	(a)
Venture Packaging, Inc.	Delaware	3089	51-0368479	(a)
Venture Packaging Midwest, Inc.	Delaware	3089	34-1809003	(a)
Berry Plastics Acquisition Corporation III	Delaware	3089	37-1445502	(a)
Berry Plastics Opco, Inc.	Delaware	3089	30-0120989	(a)
Berry Plastics Acquisition Corporation V	Delaware	3089	36-4509933	(a)
Berry Plastics Acquisition Corporation VIII	Delaware	3089	32-0036809	(a)
Berry Plastics Acquisition Corporation IX	Delaware	3089	35-2184302	(a)
Berry Plastics Acquisition Corporation X	Delaware	3089	35-2184301	(a)
Berry Plastics Acquisition Corporation XI	Delaware	3089	35-2184300	(a)
Berry Plastics Acquisition Corporation XII	Delaware	3089	35-2184299	(a)
Berry Plastics Acquisition Corporation XIII	Delaware	3089	35-2184298	(a)
Berry Plastics Acquisition Corporation XV, LLC	Delaware	3089	35-2184293	(a)
Kerr Group, LLC	Delaware	3089	95-0898810	(a)
Saffron Acquisition, LLC	Delaware	3089	94-3293114	(a)
Setco, LLC	Delaware	3089	56-2374074	(a)
Sun Coast Industries, LLC	Delaware	3089	59-1952968	(a)
Cardinal Packaging, Inc.	Delaware	3089	34-1396561	(a)
Covalence Specialty Adhesives LLC	Delaware	2672	20-4104683	(a)
Covalence Specialty Coatings LLC	Delaware	2672	20-4104683	(a)
Caplas LLC	Delaware	3089	20-3888603	(a)
Caplas Neptune, LLC	Delaware	3089	20-5557864	(a)
Captive Plastics Holdings, LLC	Delaware	3089	20-1290475	(a)
Captive Plastics, LLC	Delaware	3089	22-1890735	(a)
Grafco Industries Limited Partnership	Maryland	3089	52-1729327	(a)
Rollpak Corporation	Delaware	3089	35-1582626	(a)
Pliant, LLC	Delaware	2673	43-2107725	(a)
Pliant Corporation International	Utah	2673	87-0473075	(a)
Uniplast Holdings, LLC	Delaware	2673	13-3999589	(a)
Uniplast U.S., Inc.	Delaware	2673	04-3199066	(a)
Berry Plastics SP, Inc.	Delaware	3089	52-1444795	(a)
Berry Plastics Filmco, Inc.	Delaware	3089	34-1848686	(a)
BPRex Closure Systems, LLC	Delaware	3089	27-4588544	(a)
BPRex Closures, LLC	Delaware	3089	27-4579074	(a)
BPRex Delta, Inc.	Delaware	3089	71-0725503	(a)
BPRex Closures Kentucky, Inc.	Delaware	3089	56-2209554	(a)
(a)  101 Oakley Street, Evansville, IN 47710

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q includes "forward-looking statements," within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), with respect to our financial condition, results of operations and business and our expectations or beliefs concerning future events.  The forward-looking statements include, in particular, statements about our plans, strategies and prospects under the heading "Management’s Discussion and Analysis of Financial Condition and Results of Operations".  You can identify certain forward-looking statements by our use of forward-looking terminology such as, but not limited to, "believes," "estimates," "intends," "plans," "likely," "will," "would," "could" and similar expressions that identify forward-looking statements.  All forward-looking statements involve risks and uncertainties.  Many risks and uncertainties are inherent in our industry and markets. Others are more specific to our operations.  The occurrence of the events described and the achievement of the expected results depend on many events, some or all of which are not predictable or within our control.  Actual results may differ materially from the forward-looking statements contained in this Form 10-Q.  Factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include:

•	risks associated with our substantial indebtedness and debt service;
•	changes in prices and availability of resin and other raw materials and our ability to pass on changes in raw material prices on a timely basis;
•	performance of our business and future operating results;
•	risks related to our acquisition strategy and integration of acquired businesses;
•	reliance on unpatented know-how and trade secrets;
•	increases in the cost of compliance with laws and regulations, including environmental laws and regulations;
•	risks related to disruptions in the overall economy and the financial markets may adversely impact our business;
•	catastrophic loss of one of our key manufacturing facilities;
•	risks of competition, including foreign competition, in our existing and future markets;
•	general business and economic conditions, particularly an economic downturn; and
•	the other factors discussed in our Form 10-K for the fiscal year ended October 1, 2011 in the section titled “Risk Factors.”

Readers should carefully review the factors discussed in our Form 10-K for the fiscal year ended October 1, 2011 in the section titled “Risk Factors” and other risk factors identified from time to time in our periodic filings with the Securities and Exchange Commission and should not place undue reliance on our forward-looking statements.  We undertake no obligation to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.

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

Berry Plastics Corporation

Form 10-Q Index

For Quarterly Period Ended December 31, 2011

Berry Plastics Corporation
Consolidated Balance Sheets
(In Millions of Dollars)

	December 31, 2011	October 1, 2011
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$29	$42
Accounts receivable (less allowance for doubtful accounts of $4 at December 31, 2011 and October 1, 2011)	462	543
Inventories:
Finished goods	303	338
Raw materials and supplies	220	240
	523	578
Deferred income taxes	61	62
Prepaid expenses and other current assets	37	30
Total current assets	1,112	1,255

Property, plant and equipment
Land, buildings and improvements	271	268
Equipment and construction in progress	1,870	1,836
	2,141	2,104
Less accumulated depreciation	914	854
	1,227	1,250

Goodwill, intangible assets and deferred costs, net	2,654	2,704
Other assets	430	396
Total assets	$5,423	$5,605
Liabilities and stockholders' equity (deficit)
Current liabilities:
Accounts payable	$274	$352
Accrued expenses and other current liabilities	264	285
Current portion of long-term debt	34	34
Total current liabilities	572	671

Long-term debt, less current portion	4,477	4,537
Deferred income taxes	211	204
Other long-term liabilities	167	187
Total liabilities	5,427	5,599

Commitments and contingencies
Stockholders' equity (deficit):
Parent company investment, net	628	627
Non-controlling interest	3	3
Accumulated deficit	(588)	(576)
Accumulated other comprehensive loss	(47)	(48)
Total stockholders’ equity (deficit)	(4)	6
Total liabilities and stockholders' equity (deficit)	$5,423	$5,605

See notes to consolidated financial statements.

Berry Plastics Corporation
Consolidated Statements of Operations
(Unaudited)
 (In Millions of Dollars)

	Quarterly Period Ended
	December 31, 2011	January 1, 2011
Net sales	$1,137	$1,041
Costs and expenses:
Cost of goods sold	972	902
Selling, general and administrative	70	63
Amortization of intangibles	28	27
Restructuring and impairment charges	23	21
Other operating expenses	15	10
Operating income	29	18

Other expense (income)	(3)	66
Interest expense	82	80
Interest income	(31)	(22)
Net loss before income taxes	(19)	(106)
Income tax benefit	(7)	(37)
Net loss	$(12)	$(69)

See notes to consolidated financial statements.

Berry Plastics Corporation
Consolidated Statement of Changes in Stockholders' Equity (Deficit)
For the Quarterly Period Ended December 31, 2011 and January 1, 2011
(Unaudited)
(In Millions of Dollars)

	Parent Company Investment, net	Non-Controlling Interest	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total	Comprehensive Income (Loss)
Balance at October 2, 2010	$627	$—	$(347)	$(23)	$257
Net transfers from parent	3	—	—	—	3
Derivative amortization	—	—	—	1	1
Net loss	—	—	(69)	—	(69)	$(69)
Interest rate hedge, net of tax	—	—	—	2	2	2
Currency translation	—	—	—	3	3	3
Balance at January 1, 2011	$630	$—	$(416)	$(17)	$197	$(64)

	Parent Company Investment, net	Non-Controlling Interest	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total	Comprehensive Income (Loss)
Balance at October 1, 2011	$627	$3	$(576)	$(48)	$6
Stock compensation expense	1	—	—	—	1
Derivative amortization	—	—	—	1	1
Net loss	—	—	(12)	—	(12)	$(12)
Balance at December 31, 2011	$628	$3	$(588)	$(47)	$(4)	$(12)

See notes to consolidated financial statements.

Berry Plastics Corporation
Consolidated Statements of Cash Flows
(Unaudited)
(In Millions of Dollars)

	Quarterly Period Ended
	December 31, 2011	January 1, 2011
Operating activities
Net loss	$(12)	$(69)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	61	56
Amortization of intangibles	28	27
Non-cash interest expense	5	5
Non-cash interest income	(31)	(22)
Deferred income tax benefit	(6)	(39)
Loss on disposal and impairment of assets	21	—
Loss on extinguishment of debt	—	68
Other non-cash expense (income)	1	12
Changes in operating assets and liabilities:
Accounts receivable, net	80	63
Inventories	48	43
Prepaid expenses and other assets	(7)	3
Accounts payable and other liabilities	(99)	(98)
Net cash from operating activities	89	49
Investing activities
Additions to property, plant and equipment	(45)	(46)
Proceeds from disposal of assets	8	1
Investment in Berry Plastics Group debt securities	(4)	—
Acquisition of businesses, net of cash acquired	—	(2)
Net cash from investing activities	(41)	(47)
Financing activities
Proceeds from long-term borrowings	—	800
Repayments on long-term borrowings	(61)	(818)
Debt financing costs	—	(15)
Transfers to parent, net	—	3
Net cash from financing activities	(61)	(30)
Effect of exchange rate changes on cash	—	—
Net change in cash	(13)	(28)
Cash and cash equivalents at beginning of period	42	148
Cash and cash equivalents at end of period	$29	$120

See notes to consolidated financial statements.

Berry Plastics Corporation
Notes to Consolidated Financial Statements
(Unaudited)
 (In Millions of dollars, except as otherwise noted)

1.	Background and Nature of Operations

Berry Plastics Corporation (“Berry” or the “Company”) is one of the world’s leading manufacturers and marketers of plastic packaging products, plastic film products, specialty adhesives and coated products.  Berry is a wholly-owned subsidiary of Berry Plastics Group, Inc. (“Berry Group”) which is primarily owned by affiliates of Apollo Management, L.P. (“Apollo”) and Graham Partners.  Berry’s key principal products include containers, drink cups, bottles, closures and overcaps, tubes and prescription containers, trash bags, stretch films, engineered films, printed films and tapes which we sell into a diverse selection of attractive and stable end markets, including food and beverage, healthcare, personal care, quick service and family dining restaurants, custom and retail, agricultural, horticultural, institutional, industrial, construction, aerospace, and automotive.

2.	Basis of Presentation

The accompanying unaudited Consolidated Financial Statements of Berry have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X of the Securities Act of 1934.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full fiscal year.  The accompanying financial statements include the results of the Company and its wholly and majority owned subsidiaries.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended October 1, 2011.  All intercompany transactions have been eliminated.  The Company issued financial statements by filing with the Securities and Exchange Commission and has evaluated subsequent events up to the time of the filing.

Related Party Transactions and Allocations
The Company has recorded management fees of $2 in the quarterly periods ended December 31, 2011 and January 1, 2011, charged by Apollo and other investors to Berry Group and recorded income taxes to push down the respective amounts that relate to the consolidated operations of the Company.  Parent company investment, net in our Consolidated Balance Sheets includes the equity from Berry Group that was invested in Berry by Apollo and other shareholders.  During fiscal 2011 Berry management and sponsors received a transaction fee of $5 in connection with the Rexam SBC acquisition.

BP Parallel LLC, a non-guarantor subsidiary of the Company, invested $4 to purchase assignments of $5 of Berry Group’s senior unsecured term loan (“Senior Unsecured Term Loan”) during the quarter ended December 31, 2011.  As of December 31, 2011, BP Parallel LLC, had invested $195 to purchase assignments of $553 of the Berry Group’s senior unsecured term loan.  The Company has the intent and ability to hold these securities to maturity.  The investment is stated at amortized cost and the discount is being accreted under the effective interest method to interest income until the maturity of the debt.  The Company has recorded their investment in Other assets in the Consolidated Balance Sheets with the fair value of the investments exceeding book value by $138 at December 31, 2011.  We record the non-cash interest income and the accretion income from the discount on the purchase of Senior Unsecured Term Loan in Interest income in the Consolidated Statements of Operations.  The Company recognized interest and accretion income of $31 and $22 for the quarterly periods December 31, 2011 and January 1, 2011, respectively.  The net outstanding balance of the Senior Unsecured Term Loan was $52 at December 31, 2011.

3.  Acquisitions

Rexam Specialty and Beverage Closures

In September 2011, the Company acquired 100% of the capital stock of Rexam Closures Kentucky Inc., Rexam Delta Inc., Rexam Closures LLC, Rexam Closure Systems LLC, Rexam de Mexico S. de R.L. de C.V., Rexam Singapore PTE Ltd., Rexam Participacoes Ltda. and Rexam Plasticos do Brasil Ltda. (collectively, “Rexam SBC”) pursuant to an Equity Purchase Agreement by and among Rexam Inc., Rexam Closures and Containers Inc., Rexam Closure Systems Inc., Rexam Plastic Packaging Inc., Rexam Brazil Closure Inc., Rexam Beverage Can South America S.A. and the Company.  The aggregate purchase price was $351 ($347, net of cash acquired and subject to customary adjustments).  Rexam SBC’s primary products include plastic closures, fitments and dispensing closure systems, and jars.  The newly added business is operated in the Company’s Rigid Closed Top reporting segment.  To finance the purchase, the Company used cash on hand and existing credit facilities.  The Rexam SBC acquisition has been accounted for under the purchase method of accounting, and accordingly, the purchase price has been allocated to the identifiable assets and liabilities based on estimated fair values at the acquisition date.

The Company has not finalized the purchase price allocation and it is subject to change.  The Company is finalizing its allocation of the purchase price to the fair value on fixed assets, deferred income taxes and reviewing all of the working capital acquired.  The Company has recognized goodwill on this transaction as a result of expected synergies.  A portion of the goodwill will not be deductible for tax purposes.  The following table summarizes the preliminary allocation of purchase price and the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition:

Working capital	$74
Property and equipment	199
Intangible assets	43
Goodwill	48
Other long-term liabilities	(13)
Net assets acquired	$351

Pro forma net sales and pro forma net loss for the quarterly period ended January 1, 2011 was $1,147 and $67, respectively.  The pro forma net sales and net loss assume that the Rexam SBC acquisition had occurred as of the beginning of the respective period.

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

LINPAC Packaging Filmco, Inc.

In August 2011, the Company acquired 100% of the common stock of LINPAC Packaging Filmco, Inc. (“Filmco”) from LINPAC USA Holdings, Inc., a subsidiary of the UK-based LINPAC Group for a purchase price of $19.  Filmco is a manufacturer of PVC stretch film packaging for fresh meats, produce, freezer and specialty applications.  The newly added business is operated in the Company’s Engineered Materials reporting segment.  To finance the purchase, the Company used cash on hand and existing credit facilities.  The Filmco acquisition has been accounted for under the purchase method of accounting, and accordingly, the preliminary purchase price has been allocated to the identifiable assets and liabilities based on estimated fair values at the acquisition date.  The Company has primarily allocated the purchase price to property, plant and equipment, intangible assets, working capital and goodwill.

4.  Restructuring and Impairment Charges

The Company incurred restructuring costs related to severance, asset impairment and facility exit costs of $23 and $21 for the quarterly period December 31, 2011 and January 1, 2011, respectively.  The Company expects to recognize an additional $3 of facility exit costs in future periods related to current restructuring programs.  The tables below set forth the significant components of the restructuring charges recognized for the quarterly period ended December 31, 2011 and January 1, 2011, by segment:

	Quarterly Period Ended
	December 31, 2011	January 1, 2011
Rigid Closed Top
Severance and termination benefits	$2	$–
Asset impairment	3	–
Total	$5	$–

Engineered Materials
Severance and termination benefits	$1	$1
Facility exit costs and other	1	3
Asset impairment	16	14
Total	$18	$18

Flexible Packaging
Severance and termination benefits	$–	$2
Asset impairment	–	1
Total	$–	$3

Consolidated
Severance and termination benefits	$3	$3
Facility exit costs and other	1	3
Asset impairment	19	15
Total	$23	$21

The table below sets forth the activity with respect to the restructuring accrual at October 1, 2011 and December 31, 2011:

	Severance and termination benefits	Facilities exit costs and other	Non-cash	Total
Balance at fiscal year end 2010	$3	$3	$–	$6
Charges	11	10	35	56
Non-cash asset impairment	–	–	(35)	(35)
Cash payments	(10)	(10)	–	(20)
Balance at October 1, 2011	4	3	–	7

Charges	3	1	19	23
Non-cash asset impairment	–	–	(19)	(19)
Cash payments	(2)	(1)	–	(3)
Balance at December 31, 2011	$5	$3	$–	$8

During the quarter, the Company made the decision to exit certain operations in the building products business.  This decision resulted in a non-cash impairment charge of $17 recorded in Restructuring and impairment charges on the Consolidated Statement of Operations.  The exited operations were immaterial to the Company and Engineered Materials segment.

5.  Accrued Expenses, Other Current Liabilities and Other Long-Term Liabilites

The following table sets forth the totals included in Accrued expenses and other current liabilities on the Consolidated Balance Sheets.

	December 31, 2011	October 1, 2011
Employee compensation, payroll and other taxes	$65	$101
Interest	65	62
Rebates	68	60
Other	66	62
	$264	$285

The following table sets forth the totals included in Other long-term liabilities on the Consolidated Balance Sheets.

	December 31, 2011	October 1, 2011
Lease retirement obligation	$20	$20
Sale-lease back deferred gain	34	35
Pension liability	77	79
Other	36	53
	$167	$187

6.  Long-Term Debt

Long-term debt consists of the following:

	Maturity Date	December 31, 2011	October 1, 2011
Term loan	April 2015	$1,143	$1,146
Revolving line of credit	June 2016	143	195
First Priority Senior Secured Floating Rate Notes	February 2015	681	681
8¼% First Priority Senior Secured Notes	November 2015	370	370
Second Priority Senior Secured Floating Rate Notes	September 2014	210	210
9 ½% Second Priority Senior Secured Notes	May 2018	500	500
9 ¾% Second Priority Senior Secured Notes	January 2021	800	800
10¼% Senior Subordinated Notes	March 2016	127	127
11% Senior Subordinated Notes	September 2016	455	455
Debt discount, net		(12)	(13)
Capital leases and other	Various	94	100
		4,511	4,571
Less current portion of long-term debt		(34)	(34)
		$4,477	$4,537

The current portion of long-term debt consists primarily of $12 of principal payments on the term loan and $22 of principal payments related to capital lease obligations.  The Company was in compliance with its covenants as of December 31, 2011.

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

In November 2010, the Company entered into two separate interest rate swap transactions to manage cash flow variability associated with $1 billion of the outstanding variable rate term loan debt (the “2010 Swaps”).  The first agreement had a notional amount of $500 and became effective in November 2010.  The agreement swaps three month variable LIBOR contracts for a fixed three year rate of 0.8925% and expires in November 2013.  The second agreement had a notional amount of $500 and became effective in December 2010.  The agreement swaps three month variable LIBOR contracts for a fixed three year rate of 1.0235% and expires in November 2013.  In August 2011, the Company began utilizing 1-month LIBOR contracts for the underlying senior secured credit facility.  The Company’s change in interest rate selection caused the Company to lose hedge accounting on both of the interest rate swaps.  The Company recorded subsequent changes in fair value in the Consolidated Statement of Operations and will amortize the unrealized losses to Interest expense through the end of the respective swap agreements.

	Liability Derivatives
Derivatives not designated as hedging instruments under FASB guidance	Balance Sheet Location	December 31, 2011	October 1, 2011
Interest rate swaps – 2010 Swaps	Other long-term liabilities	$5	$8

The effect of the derivative instruments on the Consolidated Statement of Operations for the quarterly period ended December 31, 2011 and January 1, 2011, are as follows:

	Quarterly Period Ended
Derivatives not designated as hedging instruments under FASB guidance	Statement of Operations Location	December 31, 2011	January 1, 2011
Interest rate swaps – 2010 Swaps	Other income	$(3)	$	−
	Interest expense	$1	$	−

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

The Company’s financial instruments consist primarily of cash and cash equivalents, investments, long-term debt, interest rate swap agreements and capital lease obligations.  The fair value of our investments exceeded book value at December 31, 2011 and October 1, 2011, by $138 and $159, respectively.  The following table summarizes our long-term indebtedness for which the book value was in excess of the fair value:

	December 31, 2011	October 1, 2011
First Priority Senior Secured Floating Rate Notes	$10	$61
9 ½% Second Priority Notes	–	83
9¾% Second Priority Notes	–	140
Second Priority Senior Secured Floating Rate Notes	12	38
11% Senior Subordinated Notes	18	64
10 ¼% Senior Subordinated Notes	5	18

8. Income Taxes

The effective tax rate from continuing operations was 35% for the quarterly periods ended December 31, 2011 and January 1, 2011.  A reconciliation of income tax benefit, computed at the federal statutory rate, to income tax benefit, as provided for in the financial statements, is as follows:

	Quarterly Period Ended
	December 31, 2011	January 1, 2011
Income tax benefit computed at statutory rate	$(7)	$(37)
State income tax benefit, net of federal taxes	(1)	(1)
Change in valuation allowance	1	1
Income tax benefit	$(7)	$(37)

9. Operating Segments

During the quarter ended December 31, 2011 the Company reorganized its flexible films businesses, which include the Tapes, Bags and Coatings, and Specialty Films divisions, into two new operating divisions; Flexible Packaging and Engineered Materials.  The purpose of structuring the businesses in this manner was to significantly enhance the Company’s product portfolio in the finished flexible packaging space.  This move will allow the Company to leverage its unique innovation capabilities at the interface of rigid and flexible technologies and to serve customers with innovative packaging solutions.  The Company has manufacturing and distribution centers in the United States, Canada, Mexico, Belgium, Australia, Brazil, Malaysia, Germany and India.  The North American operation represents 93% of the Company’s net sales, 99% of total long-lived assets and 95% of the total assets.  Selected information by reportable segment under current and future reorganization is presented in the following tables:

	Quarterly Period Ended
	December 31, 2011	January 1, 2011
Net sales:
Rigid Open Top	$287	$275
Rigid Closed Top	347	226
Engineered Materials	328	351
Flexible Packaging	175	189
Total net sales	$1,137	$1,041
Operating income (loss):
Rigid Open Top	$31	$23
Rigid Closed Top	3	16
Engineered Materials	2	(10)
Flexible Packaging	(7)	(11)
Total operating income	$29	$18
Depreciation and amortization:
Rigid Open Top	$22	$24
Rigid Closed Top	35	23
Engineered Materials	17	20
Flexible Packaging	15	16
Total depreciation and amortization	$89	$83

	December 31, 2011	October 1, 2011
Total assets:
Rigid Open Top	$1,900	$1,909
Rigid Closed Top	1,998	2,096
Engineered Materials	933	950
Flexible Packaging	592	650
Total assets	$5,423	$5,605

Goodwill:
Rigid Open Top	$681	$681
Rigid Closed Top	818	819
Engineered Materials	53	55
Flexible Packaging	40	40
Total goodwill	$1,592	$1,595

	Quarterly Period Ended
	December 31, 2011	January 1, 2011
Net sales:
Rigid Open Top	$295	$283
Rigid Closed Top	347	226
Specialty Films	350	395
Tapes, Bags and Coatings	145	137
Total net sales	$1,137	$1,041
Operating income (loss):
Rigid Open Top	$31	$23
Rigid Closed Top	5	16
Specialty Films	1	(5)
Tapes, Bags and Coatings	(8)	(16)
Total operating income	$29	$18
Depreciation and amortization:
Rigid Open Top	$22	$24
Rigid Closed Top	35	23
Specialty Films	23	25
Tapes, Bags and Coatings	9	11
Total depreciation and amortization	$89	$83

	December 31, 2011	October 1, 2011
Total assets:
Rigid Open Top	$1,927	$1,937
Rigid Closed Top	1,991	2,039
Specialty Films	1,079	1,150
Tapes, Bags and Coatings	426	479
Total assets	$5,423	$5,605

Goodwill:
Rigid Open Top	$690	$690
Rigid Closed Top	818	819
Specialty Films	84	86
Tapes, Bags and Coatings	−	−
Total goodwill	$1,592	$1,595

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

	December 31, 2011
	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Consolidating Balance Sheet
Current assets	$245	$756	$111	$–	$1,112
Net property, plant and equipment	128	1,029	70	–	1,227
Other noncurrent assets	4,570	2,408	599	(4,493)	3,084
Total assets	$4,943	$4,193	$780	$(4,493)	$5,423

Current liabilities	$254	$291	$32	$(5)	$572
Noncurrent liabilities	4,693	299	17	(154)	4,855
Equity (deficit)	(4)	3,603	731	(4,334)	(4)
Total liabilities and equity (deficit)	$4,943	$4,193	$780	$(4,493)	$5,423

	October 1, 2011
	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Consolidating Balance Sheet
Current assets	$270	$870	$115	$–	$1,255
Net property, plant and equipment	129	1,048	73	–	1,250
Other noncurrent assets	4,640	2,454	563	(4,557)	3,100
Total assets	$5,039	$4,372	$751	$(4,557)	$5,605

Current liabilities	$277	$357	$38	$(1)	$671
Noncurrent liabilities	4,756	308	18	(154)	4,928
Equity (deficit)	6	3,707	695	(4,402)	6
Total liabilities and equity (deficit)	$5,039	$4,372	$751	$(4,557)	$5,605

	Quarterly Period Ended December 31, 2011
	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net sales	$145	$908	$84	$–	$1,137
Cost of goods sold	128	770	74	–	972
Selling, general and administrative	8	54	8	–	70
Amortization of intangibles	2	26	–	–	28
Restructuring and impairment charges	–	23	–	–	23
Other operating expenses	23	6	(14)	–	15
Operating income (loss)	(16)	29	16	–	29
Other income	(3)	–	–	–	(3)
Interest expense (income), net	10	65	(24)	–	51
Equity in net income of subsidiaries	(3)	–	–	3	—
Income (loss) before income taxes	(20)	(36)	40	(3)	(19)
Income tax expense (benefit)	(8)	–	1	–	(7)
Net income (loss)	$(12)	$(36)	$39	$(3)	$(12)

Consolidating Statement of Cash Flows
Net cash flow from operating activities	$56	$28	$5	$–	$89
Investing activities:
Purchase of property, plant, and equipment	(4)	(40)	(1)	–	(45)
Proceeds from disposal of assets	–	8	–	–	8
Investment in Berry Plastics Group debt securities	–	–	(4)	–	(4)
Net cash flow from investing activities	(4)	(32)	(5)	–	(41)
Financing activities:
Repayments on long-term borrowings	(61)	–	–	–	(61)
Net cash flow from financing activities	(61)	–	–	–	(61)
Effect of exchange rate changes on cash	–	–	–	–	–
Net change in cash	(9)	(4)	–	–	(13)
Cash and cash equivalents at beginning of period	20	5	17	–	42
Cash and cash equivalents at end of period	$11	$1	$17	$–	$29

	Quarterly Period Ended January 1, 2011
	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net sales	$172	$782	$87	$–	$1,041
Cost of goods sold	158	668	76	–	902
Selling, general and administrative	10	47	6	–	63
Amortization of intangibles	3	23	1	–	27
Restructuring and impairment charges	15	6	–	–	21
Other operating expenses	1	8	1	–	10
Operating income (loss)	(15)	30	3	–	18
Other expense	66	–	–	–	66
Interest expense (income), net	13	61	(16)	–	58
Equity in net income of subsidiaries	(25)	–	–	25	–
Income (loss) before income taxes	(69)	(31)	19	(25)	(106)
Income tax expense (benefit)	–	(39)	2	–	(37)
Net income (loss)	$(69)	$8	$17	$(25)	$(69)

Consolidating Statement of Cash Flows
Net cash flow from operating activities	$10	$38	$1	$—	$49
Investing activities:
Purchase of property, plant, and equipment	(4)	(40)	(2)	—	(46)
Proceeds from disposal of assets	—	1	—	—	1
Acquisition of business net of cash acquired	(2)	—	—	—	(2)
Net cash flow from investing activities	(6)	(39)	(2)	—	(47)
Financing activities:
Proceeds from long-term borrowings	800	—	—	—	800
Repayments on long-term borrowings	(818)	—	—	—	(818)
Debt financing costs	(15)	—	—	—	(15)
Equity contributions	3	—	—	—	3
Net cash flow from financing activities	(30)	—	—	—	(30)
Effect of exchange rate changes on cash	—	—	—	—	—
Net decrease in cash	(26)	(1)	(1)	—	(28)
Cash and cash equivalents at beginning of period	132	2	14	—	148
Cash and cash equivalents at end of period	$106	$1	$13	$—	$120

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

12.      Recent Financial Accounting Standards

In May 2011, the FASB issued Accounting Standards Update No. 2011-04: Fair Value Measurement (Topic 820), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS’s (“ASU 2011-04”). ASU 2011-04 amends the fair value measurement and disclosure guidance in ASC 820, Fair Value Measurement, to converge US GAAP and IFRS requirements for measuring amounts at fair value as well as disclosures about these requirements.   Many of the amendments clarify existing concepts and are generally not expected to result in significant changes to how many companies currently apply the fair value principles. In certain instances, however, the FASB changed a principle to achieve convergence, and while limited, these amendments have the potential to significantly change practice for some companies.  ASU 2011-04 will be effective for interim and annual periods beginning after December 15, 2011.  The adoption of ASU 2011-04 is not expected to have a material impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05: Comprehensive Income (“ASU 2011-05”). ASU 2011-05 amends current presentation guidance by eliminating the option for an entity to present the components of comprehensive income as part of the statement of changes in stockholder's equity and requires presentation of comprehensive income in a single continuous financial statement or in two separate but consecutive financial statements. The amendments in ASU 2011-05 do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU 2011-05 will be effective for the Company at the beginning of our 2013 fiscal year. The Company is currently assessing the impact of ASU 2011-05 to the presentation of its Statement of Comprehensive Income within its consolidated financial statements.

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

In December 2011, the FASB issued Accounting Standards Update No. 2011-12: Comprehensvie Income (Topic 220), Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05  (“ASU 2011-12”). This ASU 2011-12 defers the ASU 2011-05 requirement that companies present reclassification adjustments for each component of accumulated other comprehensive income (AOCI) in both net income and other comprehensive income (OCI) on the face of the financial statements.  Companies are still required to present reclassifications out of AOCI on the face of the financial statements or disclose those amounts in the notes to the financial statements.  The ASU also defers the requirement to report reclassification adjustments in interim periods.  ASU 2011-12 will be effective for the Company at the beginning of our 2013 fiscal year.  The Company is currently assessing the impact of ASU 2011-12 to the presentation of its Statement of Comprehensive Income within its consolidated financial statements.

 Item 2.
Management’s Discussion and Analysis of Financial Condition and
Results of Operations (dollar amounts in millions)

Unless the context requires otherwise, references in this Management's Discussion and Analysis of Financial Condition and Results of Operations to “Company” refer to Berry Plastics Corporation, references to “we,” “our” or “us” refer to Berry Plastics Corporation together with its consolidated subsidiaries, after giving effect to the transactions described in the next paragraph.  You should read the following discussion in conjunction with the consolidated financial statements of the Company and its subsidiaries and the accompanying notes thereto, which information is included elsewhere herein.  The Company is a wholly owned subsidiary of Berry Plastics Group, Inc.  This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in our Form 10-K filed with the SEC for the fiscal year ended October 1, 2011 section titled “Risk Factors” and other risk factors identified from time to time in our periodic filings with the Securities and Exchange Commission.  Our actual results may differ materially from those contained in any forward-looking statements.  You should read the explanation of the qualifications and limitations on these forward-looking statements referenced within this report.

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

The Company has included the expected benefits of integrating acquisitions within our unrealized synergies which are in turn recognized in earnings after an acquisition has been fully integrated.  While the expected benefits on earnings is estimated at the commencement of each transaction, due to the nature of such matters we are generally unable to accurately estimate or track what the ultimate effects have been due to system integrations and movements of activities to multiple facilities.

Recent Developments

During the quarter ended December 31, 2011 the Company reorganized its flexible films businesses, which include the Tapes, Bags and Coatings, and Specialty Films divisions, into two new operating divisions; Flexible Packaging and Engineered Materials.  The purpose of structuring the businesses in this manner was to significantly enhance the Company’s product portfolio in the finished flexible packaging space.  This move will allow the Company to leverage its unique innovation capabilities at the interface of rigid and flexible technologies and to serve customers with innovative packaging solutions.

Executive Summary

Business.  The Company operates four operating segments: Rigid Open Top, Rigid Closed Top, Engineered Materials, and Flexible Packaging.  The Rigid Open Top segment sells products in three categories including containers, foodservice items and home and party.  The Rigid Closed Top segment sells products in four categories including closures and overcaps, bottles, prescription containers and tubes.  The Engineered Materials segment sells primarily agricultural film, stretch film, shrink film, PVC film, tapes, specialty adhesive products, and waste bags.  Our Flexible Packaging segment sells personal care films, printed films, flexible packaging, and sealant and barrier films.

Raw Material Trends. Our primary raw material is plastic resin.  Polypropylene and polyethylene account for more than 90% of our plastic resin pound purchases.  The average industry prices, as published in industry sources, per pound by fiscal quarter were as follows:

	Polyethylene Butene Film			Polypropylene
	2012	2011	2010	2012	2011	2010
1st quarter	$.68	$.68	$.71	$.79	$.78	$.70
2nd quarter	–	.72	.67	–	.95	.82
3rd quarter	–	.79	.68	–	1.08	.84
4th quarter	–	.73	.62	–	.98	.77

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

Looking forward, we are expecting increases in most commodity grade resins in the short term.  During fiscal 2011 the Company made good progress towards shortening our timing lag in passing through raw material cost changes, but we still have a number of customers whose prices adjust on a quarterly basis.  This negative timing lag in passing through raw material increases could have a negative impact on future results.

Results of Operations

Comparison of the Quarterly Period Ended December 31, 2011 (the “Quarter”) and the Quarterly Period Ended January 1, 2011 (the “Prior Quarter”)

Net Sales.  Net sales increased from $1,041 in the Prior Quarter to $1,137 in the Quarter.  This increase is primarily attributed to acquisition volume growth of 11% relating to the Rexam SBC and Filmco acquisitions and increased selling prices of 8% partially offset by a base volume decline of 10%.  The following discussion in this section provides a comparison of net sales by business segment.

	Quarterly Period Ended
	December 31, 2011	January 1, 2011	$ Change	% Change
Net sales:
Rigid Open Top	$287	$275	$12	4%
Rigid Closed Top	347	226	121	54%
Engineered Materials	328	351	(23)	(7%)
Flexible Packaging	175	189	(14)	(7%)
Total net sales	$1,137	$1,041	$96	9%

Net sales in the Rigid Open Top business increased from $275 in the Prior Quarter to $287 in the Quarter as a result of net selling price increases of 12% partially offset by a base volume decline.  Net sales in the Rigid Closed Top business increased from $226 in the Prior Quarter to $347 in the Quarter as a result of net selling price increases of 7%, base volume growth of 1% and acquisition volume growth attributed to Rexam SBC. The Engineered Materials business net sales decreased from $351 in the Prior Quarter to $328 in the Quarter as a result of a base volume decline of 14% partially offset by net selling price increases of 6% and acquisition volume growth attributed to Filmco.  Net sales in the Flexible Packaging business decreased from $189 in the Prior Quarter to $175 in the Quarter as a result of a base volume decline of 16% partially offset by net selling price increases.

Operating Expenses.  Cost of goods sold increased from $902 in the Prior Quarter to $972 in the Quarter primarily as a result of the Rexam SBC and Filmco acquisitions and increased raw material costs partially offset by volume declines noted above.  Selling, general and administrative expenses increased from $63 in the Prior Quarter to $70 in the Quarter primarily as a result of the Rexam SBC and Filmco acquisitions partially offset by cost reductions.  Administrative expense increased from $27 in the Prior Quarter to $28 in the Quarter primarily as a result of the Rexam SBC and Filmco acquisitions.  Restructuring and impairment charges of $23 in the Quarter primarily consists of a $19 non-cash impairment charge and $3 of severance.  Other operating expenses increased from $10 in the Prior Quarter to $15 in the Quarter primarily attributed to business optimization expenses incurred during the Quarter.

Operating Income. Operating income increased from $18 in the Prior Quarter to $29 in the Quarter.  The following discussion in this section provides a comparison of operating income by business segment.

	Quarterly Period Ended
	December 31, 2011	January 1, 2011	$ Change	% Change
Operating income (loss):
Rigid Open Top	$31	$23	$8	35%
Rigid Closed Top	3	16	(13)	(81%)
Engineered Materials	2	(10)	12	120%
Flexible Packaging	(7)	(11)	4	36%
Total operating income	$29	$18	$11	61%

Operating income for the Rigid Open Top business increased from $23 in the Prior Quarter to $31 in the Quarter.  The increase is primarily attributed to a negative timing lag in passing through increases in raw material costs to our customers in the Prior Quarter.  Operating income for the Rigid Closed Top business decreased from $16 in the Prior Quarter to $3 in the Quarter.  This decrease is primarily attributed to integration expenses related to the Rexam SBC acquisition and closed facilities partially offset by improved operating performance in manufacturing.  Operating income (loss) for the Engineered Materials business improved from an operating loss of $10 in the Prior Quarter to an operating income of $2 in the Quarter.  The improvement is primarily the result of facility rationalization and non-cash fixed asset impairment charges incurred in the Prior Quarter along with a negative timing lag in passing through increases in raw material costs to our customers in the Prior Quarter.  The Flexible Packaging business improved from an operating loss of $11 in the Prior Quarter to $7 in the Quarter.  The improvement is primarily attributed to a negative timing lag in passing through increases in raw material costs to our customers in the Prior Quarter.

Other Expense (Income). Other expense (income) moved from Other expense of $66 in the Prior Quarter to Other income of $3 in the Quarter.  The change is primarily related to the Prior Quarter loss on extinguishment of debt attributed to the write-off of deferred fees, debt discount and the premiums paid related to the debt extinguishment of the Company’s 8⅞ Second Priority Senior Secured Notes.

Interest Expense.  Interest expense increased from $80 in the Prior Quarter to $82 in the Quarter as the result of increased borrowings to fund the Rexam SBC and Filmco acquisitions.

Interest Income.  Interest income increased from $22 in the Prior Quarter to $31 in the Quarter primarily attributed to the non-cash interest and accretion income from our investments in Berry Group’s senior unsecured term loan.

Income Tax Benefit.  For the Quarter, we recorded an income tax benefit of $7 or an effective tax rate of 35% compared to an income tax benefit of $37 or an effective tax rate of 35% in the Prior Quarter.

Net Loss.  Net loss improved from $69 in the Prior Quarter to $12 in the Quarter for the reasons discussed above.

Liquidity and Capital Resources

Senior Secured Credit Facility
The Company’s senior secured credit facilities consist of $1,200 term loan and $650 asset based revolving line of credit (“Credit Facility”).  The term loan matures in April 2015 and the revolving line of credit matures in June 2016, subject to certain conditions.  The availability under the revolving line of credit is the lesser of $650 or based on a defined borrowing base which is calculated based on available accounts receivable and inventory.  The revolving line of credit allows up to $130 of letters of credit to be issued instead of borrowings under the revolving line of credit.  At December 31, 2011, the Company had $143 outstanding on the revolving credit facility, $39 outstanding letters of credit and a $92 borrowing base reserve providing unused borrowing capacity of $376 under the revolving line of credit.  The Company was in compliance with all covenants as of December 31, 2011.

Our fixed charge coverage ratio, as defined in the revolving credit facility, is calculated based on a numerator consisting of adjusted EBITDA less pro forma adjustments, income taxes paid in cash and capital expenditures, and a denominator consisting of scheduled principal payments in respect of indebtedness for borrowed money, interest expense and certain distributions.  We are obligated to sustain a minimum fixed charge coverage ratio of 1.0 to 1.0 under the revolving credit facility at any time when the aggregate unused capacity under the revolving credit facility is less than 10% of the lesser of the revolving credit facility commitments and the borrowing base (and for 10 business days following the date upon which availability exceeds such threshold) or during the continuation of an event of default.  At December 31, 2011, the Company had unused borrowing capacity of $376 under the revolving credit facility and thus was not subject to the minimum fixed charge coverage ratio covenant.  Our fixed charge ratio was 1.7 to 1.0 at December 31, 2011.

Despite not having financial maintenance covenants, our debt agreements contain certain negative covenants.  The failure to comply with these negative covenants could restrict our ability to incur additional indebtedness, effect acquisitions, enter into certain significant business combinations, make distributions or redeem indebtedness.  The term loan facility contains a negative covenant first lien secured leverage ratio covenant of 4.0 to 1.0 on a pro forma basis for a proposed transaction, such as an acquisition or incurrence of additional first lien debt.  Our first lien secured leverage ratio was 3.2 to 1.0 at December 31, 2011.

A key financial metric utilized in the calculation of the first lien leverage ratio is Adjusted EBITDA as defined in the Company’s senior secured credit facilities.  The following table reconciles our Adjusted EBITDA for the twelve months ended and quarterly period ended December 31, 2011 to net loss.

	Four Quarters ended December 31, 2011	Quarterly Period Ended December 31, 2011
Adjusted EBITDA	$758	$167
Net interest expense	(213)	(51)
Depreciation and amortization	(350)	(89)
Income tax benefit (expense)	(20)	7
Business optimization and other expense	(50)	(20)
Restructuring and impairment (a)	(224)	(23)
Pro forma acquisitions	(40)	-
Unrealized cost savings	(32)	(3)
Net loss	$(171)	$(12)

Cash flow from operating activities	$366	$89
Cash flow from investing activities	(517)	(41)
Cash flow from financing activities	60	61
(a)
Includes $165 of non-cash goodwill impairment and $39 of non-cash asset impairments in the four quarters ended December 31, 2011 and $19 of non-cash impairments for the quarterly period ending December 31, 2011.

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

Cash Flows
Net cash provided by operating activities increased from $49 in the Prior Quarter to $89 in the Quarter.  This increase is primarily attributed to improved operating performance and improvements in working capital.

Net cash from investing activities decreased from $47 in the Prior Quarter to $41 in the Quarter primarily as a result of the proceeds from disposal of assets offset by the Company’s investment in Berry Group debt securities.  Our capital expenditures are forecasted to be approximately $210 for fiscal 2012 and will be funded from cash flows from operating activities and existing liquidity.

Net cash used for financing activities was $30 in the Prior Quarter compared to $61 in the Quarter.  The change is primarily attributed to the net cash used for repayments on the revolving line of credit in the Quarter.

Based on our current level of operations, we believe that cash flow from operations and available cash, together with available borrowings under our senior secured credit facilities, will be adequate to meet our short-term liquidity needs over the next twelve months.  We base such belief on historical experience and the funds available under the revolving credit facility.  However, we cannot predict our future results of operations and our ability to meet our obligations involves numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” section of our Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended October 1, 2011.  In particular, increases in the cost of resin which we are unable to pass through to our customers on a timely basis or significant acquisitions could severely impact our liquidity.

Item 3.              Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

We are exposed to market risk from changes in interest rates primarily through our senior secured credit facilities, senior secured first priority notes and second priority senior secured notes.  Our senior secured credit facilities are comprised of (i) a $1,200 term loan and (ii) a $650 revolving credit facility.  At December 31, 2011, the Company had $143 outstanding on the revolving credit facility.  The net outstanding balance of the term loan was $1,143 at December 31, 2011.  Borrowings under our senior secured credit facilities bear interest, at our option, at either an alternate base rate or an adjusted LIBOR rate for a one-, two-, three- or six month interest period, or a nine- or twelve-month period, if available to all relevant lenders, in each case, plus an applicable margin.  The alternate base rate is the mean the greater of (i) in the case of our term loan, Credit Suisse’s prime rate or, in the case of our revolving credit facility, Bank of America's prime rate and (ii) one-half of 1.0% over the weighted average of rates on overnight Federal Funds as published by the Federal Reserve Bank of New York.  Our $681 of senior secured first priority notes accrue interest at a rate per annum, reset quarterly, equal to LIBOR plus 4.75%. Our second priority senior secured floating rate notes of $210 bear interest at a rate of LIBOR plus 3.875% per annum, which resets quarterly.

At December 31, 2011, the LIBOR rate of 0.58% was applicable to the term loan, first priority senior secured floating rate notes and second priority senior secured floating rate notes.  If the LIBOR rate increases 0.25% and 0.50%, we estimate an annual increase in our interest expense of $3 and $6, respectively.

In November 2010, the Company entered into two separate interest rate swap transactions to protect $1 billion of the outstanding variable rate term loan debt from future interest rate volatility.  The first agreement had a notional amount of $500 and became effective in November 2010.  The agreement swaps three month variable LIBOR contracts for a fixed three year rate of 0.8925% and expires in November 2013.  The second agreement had a notional amount of $500 and became effective in December 2010.  The agreement swaps three month variable LIBOR contracts for a fixed three year rate of 1.0235% and expires in November 2013.  The counterparties to these agreements are with global financial institutions.  In August 2011, the Company began utilizing 1-month LIBOR contracts for the underlying senior secured credit facility.  The Company’s change in interest rate selection caused the Company to lose hedge accounting on both of the interest rate swaps.  The Company recorded subsequent changes in fair value in the Consolidated Statement of Operations and will amortize the unrealized losses to Interest expense through the end of the respective swap agreements.  A .25% change in LIBOR would not have a material impact on the fair value of the interest rate swaps.

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

The Company's management, with the participation of the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures as of December 31, 2011.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2011, the design and operation of our disclosure controls and procedures were effective at the reasonable assurance level.

(b)	Changes in internal controls.

There was no change in our internal control over financial reporting that occurred during the quarter ended     December 31, 2011.

Part II.  Other Information

Item 1.              Legal Proceedings

  There has been no material changes in legal proceedings from the items disclosed in our Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended October 1, 2011.

Item 1A.           Risk Factors

You should carefully consider the risks described in our Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended October 1, 2011, including those under the heading “Risk Factors” and other information contained in this Quarterly Report before investing in our securities. Realization of any of these risks could have a material adverse effect on our business, financial condition, cash flows and results of operations.  There were no material changes in the Company’s risk factors since described in our Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended October 1, 2011.

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

February 13, 2012

By: /s/ James M. Kratochvil
                                                                                                         James M. Kratochvil
                                                                                                         Chief Financial Officer (Principal Financial and Accounting Officer)