Form 10-Q
period 2012-05-14
BERRY PLASTICS CORP
filed 2012-05-14
CIK 919465

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[X]         Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012
or
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

Indicate by check mark whether the registrants:  (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.  Yes [X]  No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes [X]  No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer [    ]     Accelerated filer  [    ]    Non-accelerated filer [  X  ]      Smaller reporting company [    ]

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes [   ]  No [X]

As of May 14, 2012, all of the outstanding 100 shares of the Common Stock, $.01 par value, of Berry Plastics Corporation were held by Berry Plastics Group, Inc.

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

Readers should carefully review the factors discussed in our Form 10-K for the fiscal year ended October 1, 2011 in the section titled “Risk Factors” and other risk factors identified from time to time in our periodic filings with the Securities and Exchange Commission (“SEC”) and should not place undue reliance on our forward-looking statements.  We undertake no obligation to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.

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

Berry Plastics Corporation

Form 10-Q Index

For Quarterly Period Ended March 31, 2012

Berry Plastics Corporation
Consolidated Balance Sheets
(In Millions of Dollars)

	March 31, 2012	October 1, 2011
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$32	$42
Accounts receivable (less allowance for doubtful accounts of $2 at March 31, 2012 and $4 at October 1, 2011)
	490	543
Inventories:
Finished goods	345	338
Raw materials and supplies	231	240
	576	578
Deferred income taxes	61	62
Prepaid expenses and other current assets	46	30
Total current assets	1,205	1,255

Property, plant and equipment
Land, buildings and improvements	251	268
Equipment and construction in progress	1,926	1,836
	2,177	2,104
Less accumulated depreciation	964	854
	1,213	1,250

Goodwill, intangible assets and deferred costs, net	2,621	2,704
Other assets	471	396
Total assets	$5,510	$5,605

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$316	$352
Accrued expenses and other current liabilities	267	285
Current portion of long-term debt	34	34
Total current liabilities	617	671

Long-term debt, less current portion	4,477	4,537
Deferred income taxes	211	204
Other long-term liabilities	181	187
Total liabilities	5,486	5,599

Commitments and contingencies
Stockholders' equity:
Parent company investment, net	623	627
Non-controlling interest	3	3
Accumulated deficit	(563)	(576)
Accumulated other comprehensive loss	(39)	(48)
Total stockholders’ equity	24	6
Total liabilities and stockholders' equity	$5,510	$5,605

             See notes to consolidated financial statements.

Berry Plastics Corporation
Consolidated Statements of Operations and
Comprehensive Income (Loss)
(Unaudited)
 (In Millions of Dollars)

	Quarterly Period Ended		Two Quarterly Periods Ended
	March 31, 2012	April 2, 2011	March 31, 2012	April 2, 2011
Net sales	$1,183	$1,104	$2,320	$2,145
Costs and expenses:
Cost of goods sold	972	939	1,944	1,841
Selling, general and administrative	81	70	151	133
Amortization of intangibles	26	26	54	53
Restructuring and impairment charges	3	10	26	31
Other operating expenses	10	7	25	17
Operating income	91	52	120	70

Other expense (income), net	2	—	(1)	66
Interest expense	82	80	164	160
Interest income	(34)	(26)	(65)	(48)
Net income (loss) before income taxes	41	(2)	22	(108)
Income tax expense (benefit)	16	—	9	(37)
Net income (loss)	$25	$(2)	$13	$(71)

Comprehensive income (loss)	33	7	21	(57)

               See notes to consolidated financial statements.

Berry Plastics Corporation
Consolidated Statement of Changes in Stockholders' Equity
For the Quarterly Period Ended March 31, 2012 and April 2, 2011
(Unaudited)
(In Millions of Dollars)

	Parent Company Investment, net	Non-Controlling Interest	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance at October 2, 2010	$627	$—	$(347)	$(23)	$257
Stock compensation expense	1	—	—	—	1
Derivative amortization	—	—	—	1	1
Net loss	—	—	(71)	—	(71)
Interest rate hedge, net of tax	—	—	—	5	5
Currency translation	—	—	—	9	9
Balance at April 2, 2011	$628	$—	$(418)	$(8)	$202

	Parent Company Investment, net	Non-Controlling Interest	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance at October 1, 2011	$627	$3	$(576)	$(48)	$6
Net transfers to parent	(6)	—	—	—	(6)
Stock compensation expense	2	—	—	—	2
Derivative amortization	—	—	—	1	1
Net income	—	—	13	—	13
Currency translation	—	—	—	8	8
Balance at March 31, 2012	$623	$3	$(563)	$(39)	$24

              See notes to consolidated financial statements.

Berry Plastics Corporation
Consolidated Statements of Cash Flows
(Unaudited)
(In Millions of Dollars)

	Two Quarterly Periods Ended
	March 31, 2012	April 2, 2011
Operating activities
Net income (loss)	$13	$(71)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	122	116
Amortization of intangibles	54	53
Non-cash interest expense	10	9
Non-cash interest income	(64)	(48)
Deferred income tax expense (benefit)	7	(39)
Loss on disposal and impairment of assets	20	—
Loss on extinguishment of debt	—	68
Other non-cash expense	3	15
Changes in operating assets and liabilities:
Accounts receivable, net	54	(2)
Inventories	(4)	39
Prepaid expenses and other assets	(3)	7
Accounts payable and other liabilities	(58)	(35)
Net cash from operating activities	154	112
Investing activities
Additions to property, plant and equipment	(106)	(94)
Proceeds from disposal of assets	8	2
Investment in Berry Plastics Group debt securities	(4)	—
Acquisition of businesses, net of cash acquired	7	(2)
Net cash from investing activities	(95)	(94)
Financing activities
Proceeds from long-term borrowings	—	800
Repayments on long-term borrowings	(63)	(824)
Debt financing costs	—	(16)
Transfers to parent, net	(6)	—
Net cash from financing activities	(69)	(40)
Effect of exchange rate changes on cash	—	—
Net change in cash	(10)	(22)
Cash and cash equivalents at beginning of period	42	148
Cash and cash equivalents at end of period	$32	$126

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

Related Party Transactions and Allocations
The Company has recorded management fees of $3 and $2 for the quarterly period ended and $5 and $4 for the two quarterly periods ended March 31, 2012 and April 2, 2011, charged by Apollo and other investors to Berry Group and recorded income taxes to push down the respective amounts that relate to the consolidated operations of the Company.  Parent company investment, net in our Consolidated Balance Sheets includes the equity from Berry Group that was invested in Berry by Apollo and other shareholders.

BP Parallel LLC, a non-guarantor subsidiary of the Company, has invested $4 to purchase assignments of $5 of Berry Group’s senior unsecured term loan (“Senior Unsecured Term Loan”) for the two quarterly periods ended March 31, 2012.  As of March 31, 2012, BP Parallel LLC, had invested $195 to purchase assignments of $553 of Berry Group’s senior unsecured term loan.  The Company has the intent and ability to hold these securities to maturity.  The investment is stated at amortized cost and the discount is being accreted under the effective interest method to interest income until the maturity of the debt.  The Company has recorded their investment in Other assets in the Consolidated Balance Sheets with the fair value of the investments exceeding book value by $116 at March 31, 2012.  We record the non-cash interest income and the accretion income from the discount on the purchase of Senior Unsecured Term Loan in Interest income in the Consolidated Statements of Operations.  The Company recognized interest and accretion income of $33 and $26 for the quarterly period ended and $64 and $48 for the two quarterly periods ended March 31, 2012 and April 2, 2011, respectively.  The net outstanding balance of the Senior Unsecured Term Loan was $53 at March 31, 2012.

Berry Group filed Form S-1 Registration Statement on March 23, 2012 with the SEC to sell shares of common stock in an initial public offering.

3.  Acquisitions

Rexam Specialty and Beverage Closures

In September 2011, the Company acquired 100% of the capital stock of Rexam Closures Kentucky Inc., Rexam Delta Inc., Rexam Closures LLC, Rexam Closure Systems LLC, Rexam de Mexico S. de R.L. de C.V., Rexam Singapore PTE Ltd., Rexam Participacoes Ltda. and Rexam Plasticos do Brasil Ltda. (collectively, “Rexam SBC”) pursuant to an Equity Purchase Agreement by and among Rexam Inc., Rexam Closures and Containers Inc., Rexam Closure Systems Inc., Rexam Plastic Packaging Inc., Rexam Brazil Closure Inc., Rexam Beverage Can South America S.A. and the Company.  The aggregate purchase price was $351 ($340, net of cash acquired and working capital settlement during 2012).  Rexam SBC’s primary products include plastic closures, fitments and dispensing closure systems, and jars.  The newly added business is operated in the Company’s Rigid Closed Top reporting segment.  To finance the purchase, the Company used cash on hand and existing credit facilities.  The Rexam SBC acquisition has been accounted for under the purchase method of accounting, and accordingly, the purchase price has been allocated to the identifiable assets and liabilities based on estimated fair values at the acquisition date.

The Company has not finalized the purchase price allocation and it is subject to change.  The Company is finalizing its allocation of the purchase price to deferred income taxes and working capital.  The Company has recognized goodwill on this transaction as a result of expected synergies.  A portion of the goodwill will not be deductible for tax purposes.  The following table summarizes the preliminary allocation of the net purchase price and the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition:

Working capital	$69
Property and equipment	199
Intangible assets	43
Goodwill	42
Other long-term liabilities	(13)
Net assets acquired	$340

Pro forma net sales and pro forma net loss was $1,223 and $1 for the quarterly period ended and $2,370 and $68 for the two quarterly periods ended April 2, 2011, respectively.  The pro forma net sales and net loss assume that the Rexam SBC acquisition had occurred as of the beginning of the respective period.  The pro forma information presented above is for informational purposes only and is not necessarily indicative of the operating results that would have occurred had the Rexam SBC acquisition been consummated at the beginning of the respective period, nor is it necessarily indicative of future operating results.  Further, the information reflects only pro forma adjustments for additional interest expense, amortization and closing expenses, net of the applicable income tax effects.

LINPAC Packaging Filmco, Inc.

In August 2011, the Company acquired 100% of the common stock of LINPAC Packaging Filmco, Inc. (“Filmco”) from LINPAC USA Holdings, Inc., a subsidiary of the UK-based LINPAC Group for a purchase price of $19.  Filmco is a manufacturer of PVC stretch film packaging for fresh meats, produce, freezer and specialty applications.  The newly added business is operated in the Company’s Engineered Materials reporting segment.  To finance the purchase, the Company used cash on hand and existing credit facilities.  The Filmco acquisition has been accounted for under the purchase method of accounting, and accordingly, the preliminary purchase price has been allocated to the identifiable assets and liabilities based on estimated fair values at the acquisition date.  The Company has not finalized the purchase price allocation and it is subject to change.  The Company is finalizing its allocation of the purchase price to deferred income taxes.  The Company has recognized goodwill on this transaction as a result of expected synergies.  A portion of the goodwill will not be deductible for tax purposes.

4.  Restructuring and Impairment Charges

The Company incurred restructuring costs related to severance, asset impairment and facility exit costs of $3 and $10 for the quarterly period ended and $26 and $31 for the two quarterly periods ended as of March 31, 2012 and April 2, 2011, respectively.  The tables below set forth the significant components of the restructuring charges recognized for the quarterly period ended March 31, 2012 and April 2, 2011, by segment:

	Quarterly Period Ended			Two Quarterly Periods Ended
	March 31, 2012		April 2, 2011	March 31, 2012		April 2, 2011
Rigid Open Top
Severance and termination benefits	$	−	$1	$	−	$1
Total	$	−	$1	$	−	$1

Rigid Closed Top
Severance and termination benefits	$	−	$2		$2	$2
Facility exit costs and other		1	−		1	−
Asset impairment		1	−		4	−
Total		$2	$2		$7	$2

Engineered Materials
Severance and termination benefits		$1	$1		$2	$2
Facility exit costs and other		−	2		1	5
Asset impairment		−	−		16	14
Total		$1	$3		$19	$21

Flexible Packaging
Severance and termination benefits	$	−	$2	$	−	$4
Facility exit costs and other		−	1		−	1
Asset impairment		−	1		−	2
Total	$	−	$4	$	−	$7

Consolidated
Severance and termination benefits		$1	$6		$4	$9
Facility exit costs and other		1	3		2	6
Asset impairment		1	1		20	16
Total		$3	$10		$26	$31

The table below sets forth the activity with respect to the restructuring accrual at October 1, 2011 and Mach 31, 2012:

	Severance and termination benefits	Facilities exit costs and other	Non-cash	Total
Balance at fiscal year end 2010	$3	$3	$–	$6
Charges	11	10	35	56
Non-cash asset impairment	–	–	(35)	(35)
Cash payments	(10)	(10)	–	(20)
Balance at October 1, 2011	4	3	–	7

Charges	4	2	20	26
Non-cash asset impairment	–	–	(20)	(20)
Cash payments	(4)	(2)	–	(6)
Balance at March 31, 2012	$4	$3	$–	$7

The Company made the decision to exit operations in the Engineered Materials division.  This decision resulted in non-cash impairment charges of $17 recorded in Restructuring and impairment charges on the Consolidated Statement of Operations.  The exited operations were immaterial to the Company and Engineered Materials segment.

5.  Accrued Expenses, Other Current Liabilities and Other Long-Term Liabilities

The following table sets forth the totals included in Accrued expenses and other current liabilities on the Consolidated Balance Sheets.

	March 31, 2012	October 1, 2011
Employee compensation, payroll and other taxes	$79	$101
Interest	62	62
Rebates	62	60
Other	64	62
	$267	$285

The following table sets forth the totals included in Other long-term liabilities on the Consolidated Balance Sheets.

	March 31, 2012	October 1, 2011
Lease retirement obligation	$20	$20
Sale-lease back deferred gain	34	35
Pension liability	75	79
Other	52	53
	$181	$187

6.      Long-Term Debt

Long-term debt consists of the following:

	Maturity Date	March 31, 2012	October 1, 2011
Term loan	April 2015	$1,140	$1,146
Revolving line of credit	June 2016	150	195
First Priority Senior Secured Floating Rate Notes	February 2015	681	681
8¼% First Priority Senior Secured Notes	November 2015	370	370
Second Priority Senior Secured Floating Rate Notes	September 2014	210	210
9 ½% Second Priority Senior Secured Notes	May 2018	500	500
9 ¾% Second Priority Senior Secured Notes	January 2021	800	800
10¼% Senior Subordinated Notes	March 2016	127	127
11% Senior Subordinated Notes	September 2016	455	455
Debt discount, net		(11)	(13)
Capital leases and other	Various	89	100
		4,511	4,571
Less current portion of long-term debt		(34)	(34)
		$4,477	$4,537

The current portion of long-term debt consists primarily of $12 of principal payments on the term loan and $22 of principal payments related to capital lease obligations.  The Company was in compliance with its covenants as of March 31, 2012.

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

	Liability Derivatives
Derivatives not designated as hedging instruments under FASB guidance	Balance Sheet Location	March 31, 2012	October 1, 2011
Interest rate swaps – 2010 Swaps	Other long-term liabilities	$7	$8

The effect of the derivative instruments on the Consolidated Statement of Operations for the quarterly period ended March 31, 2012 and April 2, 2011, are as follows:

		Quarterly Period Ended		Two Quarterly Periods Ended
Derivatives not designated as hedging instruments under FASB guidance	Statement of Operations Location	March 31, 2012	April 2, 2011	March 31, 2012	April 2, 2011
Interest rate swaps – 2010 Swaps	Other expense (income)	$2	$–	$(1)	$(1)
	Interest expense	$1	$–	$2	$1

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

The Company’s financial instruments consist primarily of cash and cash equivalents, investments, long-term debt, interest rate swap agreements and capital lease obligations.  The fair value of the Company’s investments and long-term debt were determined using Level 2 inputs, which include using quoted prices in inactive markets or significant other observable inputs for identical or comparable assets or liabilities.  The fair value of our investments exceeded book value at March 31, 2012 and October 1, 2011, by $116 and $159, respectively.  The following table summarizes our long-term indebtedness for which the book value was in excess of the fair value:

	March 31, 2012	October 1, 2011
First Priority Senior Secured Floating Rate Notes	$2	$61
9 ½% Second Priority Notes	–	83
9¾% Second Priority Notes	–	140
Second Priority Senior Secured Floating Rate Notes	7	38
11% Senior Subordinated Notes	–	64
10 ¼% Senior Subordinated Notes	–	18

Non-recurring Fair Value Measurements
The Company has certain assets that are measured at fair value on a non-recurring basis when impairment indicators are present.  The assets are adjusted to fair value only when the carrying values exceed the fair values.  The categorization of the framework used to price the assets is considered a Level 3, due to the subjective nature of the unobservable inputs used to determine the fair value.  These assets include primarily our definite lived and indefinite lived intangible assets, including Goodwill and our property plant and equipment.  For the quarterly period ended March 31, 2012, there were no adjustments to the fair value of our goodwill or other indefinite lived intangible assets as there were no indicators that would have required interim testing.

Included in the following table are the major categories of assets measured at fair value on a non-recurring basis as of March 31, 2012, along with the impairment loss recognized on the fair value measurement during the period:
	As of March 31, 2012
	Level 1	Level 2	Level 3
	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs	Total	Quarter Ended March 31, 2012 Impairment Loss	Two Quarterly Periods Ended March 31, 2012 Impairment Loss
Definite lived intangible assets	$-	$-	$814	$814	$-	$17
Property, plant, and equipment	-	-	1,213	1,213	1	3
Total	$-	$-	$2,027	$2,027	$1	$20

	As of April 2, 2011
	Level 1	Level 2	Level 3
	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs	Total	Quarter Ended April 2, 2011 Impairment Loss	Two Quarterly Periods Ended April 2, 2011 Impairment Loss
Property, plant, and equipment	-	-	$1,112	$1,112	$1	$16
Total	$-	$-	$1,112	$1,112	$1	$16

Valuation of Property, Plant and Equipment and Definite Lived Intangible Assets
The Company periodically realigns their manufacturing operations which results in facilities being closed and shut down and equipment transferred to other facilities or equipment being scrapped.  The Company utilizes appraised values to corroborate the fair value of the facilities and has utilized a scrap value based on prior facility shut downs to estimate the fair value of the equipment, which has approximated the actual value that was received.  When impairment indicators exist, the Company will also perform an undiscounted cash flow analysis to determine the recoverability of the Company’s long lived assets.  The Company wrote-down their property, plant, and equipment with a carrying value of $1,216 to its fair value of $1,213, which resulted in an impairment charge of $3 for the two quarterly periods ended March 31, 2012.  The Company wrote-down their definite lived intangible assets with a carrying value of $831 to their fair value of $814, which resulted in an impairment charge of $17 for the two quarterly periods ended March 31, 2012.  These charges were due to their decision to exit certain operations that were immaterial to the Company’s consolidated operations.  The Company also wrote-down their property, plant, and equipment with a carrying value of $1,128 to its fair value of $1,112, which resulted in an impairment charge of $16 for the two quarterly periods ended April 2, 2011.

8. Income Taxes

The effective tax rate from continuing operations was 40% and 34% for the two quarterly periods ended March 31, 2012 and April 2, 2011, respectively.  A reconciliation of income tax benefit, computed at the federal statutory rate, to income tax expense (benefit), as provided for in the financial statements, is as follows:

	Quarterly Period Ended			Two Quarterly Periods Ended
	March 31, 2012	April 2, 2011		March 31, 2012	April 2, 2011
Income tax expense (benefit) computed at statutory rate	$15		$(1)	$8	$(38)
State income tax expense (benefit), net of federal taxes	1		−	−	(1)
Change in valuation allowance	−		1	1	3
Other	−		−	−	(1)
Income tax expense (benefit)	$16	$	−	$9	$(37)

9. Operating Segments

Effective January 1, 2012 the Company reorganized its flexible films businesses, which included the Tapes, Bags and Coatings and Specialty Films divisions, into two new operating divisions; Flexible Packaging and Engineered Materials.  The Company’s operations are organized into four reporting segments: Rigid Open Top, Rigid Closed Top, Engineered Materials, and Flexible Packaging.  The prior year amounts have been restated for the new operating segments.  The Company has manufacturing and distribution centers in the United States, Canada, Mexico, Belgium, Australia, Brazil, Malaysia, Germany and India.  The United States operation represents 93% of the Company’s net sales and 94% of the long-lived assets.  The Canadian operations represent 2% of net sales and 2% of long-lived assets.  Mexican operations represent 1% of net sales and 2% of long-lived assets.  Belgium operations represent 2% of net sales.  All other jurisdictions represent less than 1% of net sales or long-lived assets.  Selected information by reportable segment is presented in the following table:

	Quarterly Period Ended		Two Quarterly Periods Ended
	March 31, 2012	April 2, 2011	March 31, 2012	April 2, 2011
Net sales:
Rigid Open Top	$296	$290	$583	$565
Rigid Closed Top	364	254	711	480
Engineered Materials	337	354	665	705
Flexible Packaging	186	206	361	395
Total net sales	$1,183	$1,104	$2,320	$2,145
Operating income (loss):
Rigid Open Top	$44	$31	$76	$54
Rigid Closed Top	24	22	27	38
Engineered Materials	19	9	20	(1)
Flexible Packaging	4	(10)	(3)	(21)
Total operating income	$91	$52	$120	$70
Depreciation and amortization:
Rigid Open Top	$24	$25	$46	$49
Rigid Closed Top	32	23	67	46
Engineered Materials	17	17	34	37
Flexible Packaging	15	21	29	37
Total depreciation and amortization	$88	$86	$176	$169

	March 31, 2012	October 1, 2011
Total assets:
Rigid Open Top	$1,906	$1,909
Rigid Closed Top	2,068	2,096
Engineered Materials	914	950
Flexible Packaging	622	650
Total assets	$5,510	$5,605

Goodwill:
Rigid Open Top	$681	$681
Rigid Closed Top	813	819
Engineered Materials	53	55
Flexible Packaging	40	40
Total goodwill	$1,587	$1,595

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

	March 31, 2012
	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Consolidating Balance Sheet
Current assets	$255	$829	$121	$–	$1,205
Net property, plant and equipment	115	1,025	73	–	1,213
Other noncurrent assets	4,584	2,387	633	(4,512)	3,092
Total assets	$4,954	$4,241	$827	$(4,512)	$5,510

Current liabilities	$240	$341	$38	$(2)	$617
Noncurrent liabilities	4,690	316	17	(154)	4,869
Equity (deficit)	24	3,584	772	(4,356)	24
Total liabilities and equity (deficit)	$4,954	$4,241	$827	$(4,512)	$5,510

	October 1, 2011
	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Consolidating Balance Sheet
Current assets	$270	$870	$115	$–	$1,255
Net property, plant and equipment	129	1,048	73	–	1,250
Other noncurrent assets	4,640	2,454	563	(4,557)	3,100
Total assets	$5,039	$4,372	$751	$(4,557)	$5,605

Current liabilities	$277	$357	$38	$(1)	$671
Noncurrent liabilities	4,756	308	18	(154)	4,928
Equity (deficit)	6	3,707	695	(4,402)	6
Total liabilities and equity (deficit)	$5,039	$4,372	$751	$(4,557)	$5,605

	Quarterly Period Ended March 31, 2012
	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Consolidating Statement of Operations
Net sales	$140	$955	$88	$–	$1,183
Cost of goods sold	122	776	74	–	972
Selling, general and administrative	12	61	8	–	81
Amortization of intangibles	3	23	–	–	26
Restructuring and impairment charges	–	2	1	–	3
Other operating expenses	7	2	1	–	10
Operating income (loss)	(4)	91	4	–	91
Other expense, net	2	–	–	–	2
Interest expense (income), net	10	66	(28)	–	48
Equity in net income of subsidiaries	(56)	–	–	56	—
Income (loss) before income taxes	40	25	32	(56)	41
Income tax expense	15	–	1	–	16
Net income (loss)	$25	$25	$31	$(56)	$25
Comprehensive income (loss)	$25	$25	$39	$(56)	$33

	Quarterly Period Ended April 2, 2011
	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Consolidating Statement of Operations
Net sales	$167	$842	$95	$–	$1,104
Cost of sales	152	704	83	–	939
Selling, general and administrative expenses	11	51	8	–	70
Amortization of intangibles	3	23	–	–	26
Restructuring and impairment charges, net	1	9	–	–	10
Other operating expenses	1	4	2	–	7
Operating income (loss)	(1)	51	2	–	52
Interest expense (income), net	12	61	(19)	–	54
Equity in net income of subsidiaries	(11)	–	–	11	–
Income (loss) before income taxes	(2)	(10)	21	(11)	(2)
Income tax expense (benefit)	–	(1)	1	–	–
Net income (loss)	$(2)	$(9)	$20	$(11)	$(2)
Comprehensive income (loss)	$1	$(9)	$26	$(11)	$7

	Two Quarterly Periods Ended March 31, 2012
	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Consolidating Statement of Operations
Net sales	$285	$1,863	$172	$–	$2,320
Cost of goods sold	249	1,547	148	–	1,944
Selling, general and administrative	20	115	16	–	151
Amortization of intangibles	5	48	1	–	54
Restructuring and impairment charges	–	25	1	–	26
Other operating expenses	31	8	(14)	–	25
Operating income (loss)	(20)	120	20	–	120
Other income, net	(1)	–	–	–	(1)
Interest expense (income), net	20	131	(52)	–	99
Equity in net income of subsidiaries	(58)	–	–	58	—
Income (loss) before income taxes	19	(11)	72	(58)	22
Income tax expense	6	1	2	–	9
Net income (loss)	$13	$(12)	$70	$(58)	$13
Comprehensive income (loss)	$13	$(12)	$78	$(58)	$21

Consolidating Statement of Cash Flows
Net cash flow from operating activities	$78	$71	$5	$–	$154
Investing activities:
Purchase of property, plant, and equipment	(11)	(91)	(4)	–	(106)
Proceeds from disposal of assets	–	8	–	–	8
Acquisition of business, net of cash acquired	–	7	–	–	7
Investment in Berry Plastics Group debt securities	–	–	(4)	–	(4)
Net cash flow from investing activities	(11)	(76)	(8)	–	(95)
Financing activities:
Repayments on long-term borrowings	(63)	–	–	–	(63)
Equity contributions (distributions), net	(6)	–	–	–	(6)
Net cash flow from financing activities	(69)	–	–	–	(69)
Effect of exchange rate changes on cash	–	–	–	–	–
Net decrease in cash	(2)	(5)	(3)	–	(10)
Cash and cash equivalents at beginning of period	20	5	17	–	42
Cash and cash equivalents at end of period	$18	$–	$14	$–	$32

	Two Quarterly Periods Ended April 2, 2011
	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Consolidating Statement of Operations
Net sales	$339	$1,624	$182	$–	$2,145
Cost of goods sold	310	1,372	159	–	1,841
Selling, general, and administrative expense	21	98	14	–	133
Amortization of intangibles	6	46	1	–	53
Restructuring charges	16	15	–	–	31
Other operating expenses	2	12	3	–	17
Operating income (loss)	(16)	81	5	–	70
Loss on extinguishment of debt	68	–	–	–	68
Other income, net	(2)	–	–	–	(2)
Interest expense (income), net	25	122	(35)	–	112
Equity in net income of subsidiary	(36)	–	–	36	–
Income (loss) before income taxes	(71)	(41)	40	(36)	(108)
Income tax expense (benefit)	–	(40)	3	–	(37)
Net income (loss)	$(71)	$(1)	$37	$(36)	$(71)
Comprehensive income (loss)	$(66)	$(1)	$46	$(36)	$(57)

Consolidating Statement of Cash Flows
Net cash flow from operating activities	$29	$78	$5	$–	$112
Investing activities:
Purchase of property, plant, and equipment	(8)	(81)	(5)	–	(94)
Proceeds from disposal of assets	–	2	–	–	2
Acquisition of business net of cash acquired	(2)	–	–	–	(2)
Net cash flow from investing activities	(10)	(79)	(5)	–	(94)
Financing activities:
Proceeds from long-term borrowings	800	–	–	–	800
Repayments on long-term borrowings	(824)	–	–	–	(824)
Debt financing costs	(16)	–	–	–	(16)
Equity contributions (distributions), net	–	–	–	–	–
Net cash flow from financing activities	(40)	–	–	–	(40)
Effect of exchange rate changes on cash	–	–	–	–	–
Net decrease in cash	(21)	(1)	–	–	(22)
Cash and cash equivalents at beginning of period	132	2	14	–	148
Cash and cash equivalents at end of period	$111	$1	$14	$–	$126

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

12.      Recent Financial Accounting Standards

In May 2011, the FASB issued Accounting Standards Update No. 2011-04: Fair Value Measurement (Topic 820), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS’s (“ASU 2011-04”). ASU 2011-04 amends the fair value measurement and disclosure guidance in ASC 820, Fair Value Measurement, to converge US GAAP and IFRS requirements for measuring amounts at fair value as well as disclosures about these requirements.  Many of the amendments clarify existing concepts and are generally not expected to result in significant changes to how many companies currently apply the fair value principles. In certain instances, however, the FASB changed a principle to achieve convergence, and while limited, these amendments have the potential to significantly change practice for some companies.  The adoption of this standard on January 1, 2012 did not have a material impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05: Comprehensive Income (“ASU 2011-05”). ASU 2011-05 amends current presentation guidance by eliminating the option for an entity to present the components of comprehensive income as part of the statement of changes in stockholder's equity and requires presentation of comprehensive income in a single continuous financial statement or in two separate but consecutive financial statements. The amendments in ASU 2011-05 do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The Company adopted this standard on January 1, 2012 and has included the comprehensive income in a single continuous financial statement within its consolidated financial statements.

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

In December 2011, the FASB issued Accounting Standards Update No. 2011-12: Comprehensive Income (Topic 220), Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (“ASU 2011-12”). This ASU 2011-12 defers the ASU 2011-05 requirement that companies present reclassification adjustments for each component of accumulated other comprehensive income (AOCI) in both net income and other comprehensive income (OCI) on the face of the financial statements.  Companies are still required to present reclassifications out of AOCI on the face of the financial statements or disclose those amounts in the notes to the financial statements.  The ASU also defers the requirement to report reclassification adjustments in interim periods.  The Company adopted this standard on January 1, 2012 and has included the comprehensive income in a single continuous financial statement within its consolidated financial statements.

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

Executive Summary

Business.  We have historically operated our business in four operating segments:  Rigid Open Top, Rigid Closed Top (which together make up our Rigid Packaging business), Specialty Films and Tapes, Bags and Coatings.  Effective January 1, 2012, we realigned our operating segments to enhance the Company’s current product portfolio and leverage our rigid and flexible technologies to serve our customers with innovative packaging solutions.  Our new operating segments and the description of our results in this Form 10-Q are aligned into the following four segments:  Rigid Open Top, Rigid Closed Top (together our Rigid Packaging business), Engineered Materials, and Flexible Packaging.  The Rigid Packaging business sells primarily containers, foodservice items, housewares, closures, overcaps, bottles, prescription containers and tubes.  Our Engineered Materials segment sells specialty tapes, adhesives, laminated coatings, polyethylene based film products and waste bags.  The Flexible Packaging segment sells primarily high barrier, multilayer film products as well as printed bags and pouches.

Raw Material Trends. Our primary raw material is plastic resin.  Polypropylene and polyethylene account for more than 90% of our plastic resin purchases based on the pounds purchased.  Plastic resins are subject to price fluctuations, including those arising from supply shortages and changes in the prices of natural gas, crude oil and other petrochemical intermediates from which resins are produced.  The average industry prices, as published in Chem Data as of March 31, 2012 per pound were as follows by fiscal year:

	Polyethylene Butene Film			Polypropylene
	2012	2011	2010	2012	2011	2010
1st quarter	$.68	$.68	$.71	$.79	$.78	$.70
2nd quarter	.76	.72	.67	.88	.95	.82
3rd quarter	–	.79	.68	–	1.08	.84
4th quarter	–	.73	.62	–	.98	.77

We expect that plastic resin cost volatility will continue in calendar year 2012 as prices are expected to decline during the third fiscal quarter after rising sharply during the second fiscal quarter.  Due to differences in the timing of passing through resin cost changes to our customers on escalator/de-escalator programs, segments are negatively impacted in the short term when plastic resin costs increase and are positively impacted when plastic resin costs decrease.  During fiscal 2011, the Company made progress towards shortening these timing lags, but we still have a number of customers whose prices adjust quarterly based on various index prices.  This timing lag in passing through raw material increases could affect our results as plastic resin costs fluctuate.

Outlook. The Company is impacted by general economic and industrial growth, plastic resin availability and affordability, and general industrial production.  Our business has both geographic and end market diversity, which reduces the effect of any one of these factors on our overall performance.  Our results are affected by our ability pass through raw material cost changes to our customers, improve manufacturing productivity and adapt to volume changes of our customers.  We seek to improve our overall profitability by implementing cost reduction programs for our manufacturing, selling and general and administrative expenses in order to manage inflationary cost pressures.

We continue to believe that both the Rexam Specialty Beverage and Closures (“Rexam SBC”) and LINPAC Packaging Filmco, Inc. (“Filmco”) acquisitions completed at the end of fiscal 2011 will be accretive to our operations.  The integration of each of these businesses remains on track and is in line with our expectations.  The Filmco business has converted to the Berry IT platform and the domestic Rexam SBC facilities are expected to be converted by the end of fiscal 2012.

Results of Operations

Comparison of the Quarterly Period Ended March 31, 2012 (the “Quarter”) and the Quarterly Period Ended April 2, 2011 (the “Prior Quarter”)

Net Sales.  Net sales increased from $1,104 in the Prior Quarter to $1,183 in the Quarter.  This increase is primarily attributed to acquisition volume growth of 11% relating to the Rexam SBC and Filmco acquisitions and increased selling prices of 3% partially offset by a base volume decline of 7%.  The following discussion in this section provides a comparison of net sales by business segment.

	Quarterly Period Ended
	March 31, 2012	April 2, 2011	$ Change	% Change
Net sales:
Rigid Open Top	$296	$290	$6	2%
Rigid Closed Top	364	254	110	43%
Engineered Materials	337	354	(17)	(5%)
Flexible Packaging	186	206	(20)	(10%)
Total net sales	$1,183	$1,104	$79	7%

Net sales in the Rigid Open Top business increased from $290 in the Prior Quarter to $296 in the Quarter as a result of net selling price increases of 5% partially offset by a base volume decline of 3%.  The base volume decline is primarily attributed to general market softness.  Net sales in the Rigid Closed Top business increased from $254 in the Prior Quarter to $364 in the Quarter primarily as a result of a 47% acquisition volume growth attributed to Rexam SBC offset by a base volume decline of 4%.  The base volume decline is primarily attributed to general market softness.  The Engineered Materials business net sales decreased from $354 in the Prior Quarter to $337 in the Quarter as a result of a base volume decline of 10% partially offset by net selling price increases of 3% and acquisition volume growth attributed to Filmco of 2%.  The base volume decline is primarily attributed to the Company pursuing a strategy to improve product profitability in markets with historically lower margins.  Net sales in the Flexible Packaging business decreased from $206 in the Prior Quarter to $186 in the Quarter as a result of a base volume decline of 13% partially offset by 3% net selling price increases.  The base volume decline is primarily due to the Company pursuing a strategy to improve product profitability in markets with historically lower margins.

Operating Income. Operating income increased from $52 (5% of sales) in the Prior Quarter to $91 (8% of sales) in the Quarter.  This increase is primarily attributed to a $21 improvement in the relationship of net selling price to raw material costs, $7 of improved operating performance and 11% acquisition volume growth partially offset by the 7% base volume decline described above.  The following discussion in this section provides a comparison of operating income by business segment.

	Quarterly Period Ended
	March 31, 2012	April 2, 2011	$ Change	% Change
Operating income (loss):
Rigid Open Top	$44	$31	$13	42%
Rigid Closed Top	24	22	2	9%
Engineered Materials	19	9	10	111%
Flexible Packaging	4	(10)	14	140%
Total operating income	$91	$52	$39	75%

Operating income for the Rigid Open Top business increased from $31 (11% of sales) in the Prior Quarter to $44 (15% of sales) in the Quarter.  This increase is primarily attributed to a $13 improvement in the relationship of net selling price to raw material costs. Operating income for the Rigid Closed Top business increased from $22 (9% of sales) in the Prior Quarter to $24 (7% of sales) in the Quarter.  This increase is primarily attributed $5 of improved operating performance in manufacturing and acquisition volume growth attributed to Rexam SBC partially offset by a base volume decline of 4% described above and $9 of expenses related to the Rexam SBC integration and closed facilities.  Operating income for the Engineered Materials business improved from $9 (3% of sales) in the Prior Quarter to $19 (6% of sales) in the Quarter.  This increase is primarily attributed to a $3 improvement in the relationship of net selling price to raw material costs  and $6 of improved operating performance in manufacturing partially offset by $1 of lost operating income related to the 10% base volume decline described above as the majority of the segment’s costs are variable.  The Flexible Packaging business improved from an operating loss of $10 (-5% of sales) in the Prior Quarter to operating income of $4 (2% of sales) in the Quarter.  This improvement is primarily attributed to a $7 improvement in the relationship of net selling price to raw material costs and a $4 reduction of restructuring and impairment charges partially offset by $2 of lost operating income related to the 13% base volume decline described above as the majority of the segment’s costs are variable.

Other Expense (Income), Net. Other expense (income) in the Quarter is primarily related to a loss attributed to the fair value adjustment for our interest rate swaps.

Interest Expense.  Interest expense increased from $80 in the Prior Quarter to $82 in the Quarter as the result of increased borrowings to fund the Rexam SBC acquisition.

Interest Income.  Interest income increased from $26 in the Prior Quarter to $34 in the Quarter primarily attributed to the non-cash interest and accretion income from our investments in Berry Group’s senior unsecured term loan.

Income Tax Expense (Benefit).  For the Quarter, we recorded an income tax expense of $16.

Net Income (Loss).  Net income (loss) improved from a net loss of $2 in the Prior Quarter to a net income of $25 in the Quarter for the reasons discussed above.

Comparison of the Two Quarterly Periods Ended March 31, 2012 (the “YTD”) and the Two Quarterly Periods Ended April 2, 2011 (the “Prior YTD”)

Net Sales.  Net sales increased from $2,145 in the Prior YTD to $2,320 in the YTD.  This increase is primarily attributed to acquisition volume growth of 11% relating to the Rexam SBC and Filmco acquisition and increased selling prices of 5% partially offset by a base volume decline of 8%.  The following discussion in this section provides a comparison of net sales by business segment.

	Two Quarterly Periods Ended
	March 31, 2012	April 2, 2011	$ Change	% Change
Net sales:
Rigid Open Top	$583	$565	$18	3%
Rigid Closed Top	711	480	231	48%
Engineered Materials	665	705	(40)	(6%)
Flexible Packaging	361	395	(34)	(9%)
Total net sales	$2,320	$2,145	$175	8%

Net sales in the Rigid Open Top business increased from $565 in the Prior YTD to $583 in the YTD as a result of net selling price increases of 8% partially offset by a base volume decline of 5%.  The base volume decline is primarily attributed to general market softness.  Net sales in the Rigid Closed Top business increased from $480 in the Prior YTD to $711 in the YTD primarily as a result of a 46% acquisition volume growth attributed to Rexam SBC and net selling price increases of 4% partially offset by a base volume decline of 2%.  The base volume decline is primarily attributed to general market softness.  The Engineered Materials business net sales decreased from $705 in the Prior YTD to $665 in the YTD as a result of a base volume decline of 11% partially offset by net selling price increases of 4% and acquisition volume growth attributed to Filmco.  The base volume decline is primarily attributed to the Company pursuing a strategy to improve product profitability in markets with historically lower margins.  Net sales in the Flexible Packaging business decreased from $395 in the Prior YTD to $361 in the YTD as a result of a base volume decline of 14% partially offset by 5% net selling price increases.  The base volume decline is primarily due to the Company pursuing a strategy to improve product profitability in markets with historically lower margins.

Operating Income. Operating income increased from $70 (3% of sales) in the Prior YTD to $120 (5% of sales) in the YTD.  This increase is primarily attributed to a $44 improvement in the relationship of net selling price to raw material costs, $12 of improved operating performance and 11% acquisition volume growth partially offset by the 8% base volume decline described above.  The following discussion in this section provides a comparison of operating income by business segment.

	Two Quarterly Periods Ended
	March 31, 2012	April 2, 2011	$ Change	% Change
Operating income (loss):
Rigid Open Top	$76	$54	$22	41%
Rigid Closed Top	27	38	(11)	(29%)
Engineered Materials	20	(1)	21	2100%
Flexible Packaging	(3)	(21)	18	86%
Total operating income	$120	$70	$50	71%

Operating income for the Rigid Open Top business increased from $54 (10% of net sales) in the Prior YTD to $76 (13% of sales) in the YTD.  This increase is primarily attributed to a $22 improvement in the relationship of net selling price to raw material costs. Operating income for the Rigid Closed Top business decreased from $38 (8% of sales) in the Prior YTD to $27 (4% of net sales) in the YTD.  This decrease is primarily attributed to $20 of expenses related to the Rexam SBC integration and closed facilities and the 2% base volume decline described above partially offset by $10 of improved operating performance in manufacturing.  Operating income for the Engineered Materials business improved from an operating loss of $1 (0% of net sales) in the Prior YTD to operating income of $20 (3% of net sales) in the YTD.  This improvement is primarily attributed to a $11 improvement in the relationship of net selling price to raw material costs and $6 of improved operating performance in manufacturing partially offset by $4 of lost operating income related to the 11% base volume decline described above as the majority of the segment’s costs are variable.  Operating loss for the Flexible Packaging business improved from $21 (-5% of net sales) in the Prior YTD to $3 (-1% of net sales) in the YTD.  This improvement is primarily attributed to a $13 improvement in the relationship of net selling price to raw material costs and a $7 reduction of restructuring and impairment charges partially offset by $2 of lost operating income related to the 14% base volume decline described above as the majority of the segment’s costs are variable.

Other Expense (Income) Net. Other expense (income) moved from expense of $66 in the Prior YTD to income of $1 in the YTD.  The Prior YTD Other expense is primarily related to the loss on extinguishment of debt of $68 attributed to the write-off of deferred fees, debt discount and the premiums paid related to the debt extinguishment of the Company’s 8⅞% Second Priority Senior Secured Notes partially offset by a gain attributed to the fair value adjustment for our interest rate swaps.

Interest Expense.  Interest expense increased from $160 in the Prior YTD to $164 in the YTD primarily as a result of increased borrowings to finance the acquisitions of Rexam SBC and Filmco.

Interest Income.  Interest income increased from $48 in the Prior YTD to $65 in the YTD primarily attributed to the non-cash interest and accretion income from our investments in Berry Group’s senior unsecured term loan.

Income Tax Expense (Benefit).  For the YTD, we recorded an income tax expense of $9 or an effective tax rate of 40% compared to an income tax benefit of $37 or an effective tax rate of 35% in the Prior YTD.

Net Income (Loss).  Net income (loss) improved from a net loss of $71 in the Prior YTD to net income of $13 in the YTD for the reasons discussed above.

Liquidity and Capital Resources

Senior Secured Credit Facility
The Company’s senior secured credit facilities consist of $1,200 term loan and $650 asset based revolving line of credit (“Credit Facility”).  The term loan matures in April 2015 and the revolving line of credit matures in June 2016, subject to certain conditions.  The availability under the revolving line of credit is the lesser of $650 or based on a defined borrowing base which is calculated based on available accounts receivable and inventory.  The revolving line of credit allows up to $130 of letters of credit to be issued instead of borrowings under the revolving line of credit.  At March 31, 2012, the Company had $150 outstanding on the revolving credit facility, $39 outstanding letters of credit and a $44 borrowing base reserve providing unused borrowing capacity of $417 under the revolving line of credit.  The Company was in compliance with all covenants as of March 31, 2012.

Our fixed charge coverage ratio, as defined in the revolving credit facility, is calculated based on a numerator consisting of adjusted EBITDA less pro forma adjustments, income taxes paid in cash and capital expenditures, and a denominator consisting of scheduled principal payments in respect of indebtedness for borrowed money, interest expense and certain distributions.  We are obligated to sustain a minimum fixed charge coverage ratio of 1.0 to 1.0 under the revolving credit facility at any time when the aggregate unused capacity under the revolving credit facility is less than 10% of the lesser of the revolving credit facility commitments and the borrowing base (and for 10 business days following the date upon which availability exceeds such threshold) or during the continuation of an event of default.  At March 31, 2012, the Company had unused borrowing capacity of $417 under the revolving credit facility and thus was not subject to the minimum fixed charge coverage ratio covenant.  Our fixed charge ratio was 1.8 to 1.0 at March 31, 2012.

Despite not having financial maintenance covenants, our debt agreements contain certain negative covenants.  The failure to comply with these negative covenants could restrict our ability to incur additional indebtedness, effect acquisitions, enter into certain significant business combinations, make distributions or redeem indebtedness.  The term loan facility contains a negative covenant first lien secured leverage ratio covenant of 4.0 to 1.0 on a pro forma basis for a proposed transaction, such as an acquisition or incurrence of additional first lien debt.  Our first lien secured leverage ratio was 3.1 to 1.0 at March 31, 2012.

A key financial metric utilized in the calculation of the first lien leverage ratio is Adjusted EBITDA as defined in the Company’s senior secured credit facilities.  The following table reconciles our Adjusted EBITDA for the twelve months ended and quarterly period ended March 31, 2012 to net income (loss).

	March 31, 2012
	Four Quarters Ended	Quarterly Period Ended
Adjusted EBITDA	$770	$198
Net interest expense	(207)	(48)
Depreciation and amortization	(351)	(88)
Income tax expense	(36)	(16)
Business optimization and other expense	(60)	(16)
Restructuring and impairment (a)	(216)	(3)
Pro forma acquisitions	(24)	-
Unrealized cost savings	(21)	(2)
Net income (loss)	$(145)	$25

Cash flow from operating activities	$369	$65
Cash flow from investing activities	(524)	(54)
Cash flow from financing activities	62	(8)

(a)	Includes $165 of non-cash goodwill impairment and $39 of non-cash asset impairments in the four quarters ended March 31, 2012.

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

Cash Flows
Net cash provided by operating activities increased from $112 in the Prior Quarter to $154 in the Quarter.  This increase is primarily attributed to improved operating performance.

Net cash used for investing activities increased from $94 in the Prior Quarter to $95 in the Quarter primarily as a result of the Company’s investment in Berry Group debt securities and increased capital spending partially offset by the proceeds from disposal of assets and the final Rexam SBC working capital settlement in the Quarter.  Our capital expenditures are forecasted to be approximately $210 for fiscal 2012 and will be funded from cash flows from operating activities and existing liquidity.

Net cash used for financing activities was $40 in the Prior Quarter compared to $69 in the Quarter.  The change is primarily attributed to the net cash used for repayments on the revolving line of credit in the Quarter.

Based on our current level of operations, we believe that cash flow from operations and available cash, together with available borrowings under our senior secured credit facilities, will be adequate to meet our short-term liquidity needs over the next twelve months.  We base such belief on historical experience and the funds available under the senior secured credit facilities.  In addition, we believe that we have the business strategy and resources to generate free cash flow from operations in the long-term.  We do not expect this free cash flow to be sufficient to cover all long-term debt obligations and intend to re-finance these obligations prior to maturity.  This will require market conditions to allow for such re-financing.  However, we cannot predict our future results of operations and our ability to meet our obligations involves numerous risks and uncertainties, including, but not limited to, those described in the Risk Factors section of our Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended October 1, 2011.  In particular, increases in the cost of resin which we are unable to pass through to our customers on a timely basis or significant acquisitions could severely impact our liquidity.

Item 3.              Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

We are exposed to market risk from changes in interest rates primarily through our senior secured credit facilities, senior secured first priority notes and second priority senior secured notes.  Our senior secured credit facilities are comprised of (i) a $1,200 term loan and (ii) a $650 revolving credit facility.  At March 31, 2012, the Company had $150 outstanding on the revolving credit facility.  The net outstanding balance of the term loan was $1,140 at March 31, 2012.  Borrowings under our senior secured credit facilities bear interest, at our option, at either an alternate base rate or an adjusted LIBOR rate for a one-, two-, three- or six month interest period, or a nine- or twelve-month period, if available to all relevant lenders, in each case, plus an applicable margin.  The alternate base rate is the mean the greater of (i) in the case of our term loan, Credit Suisse’s prime rate or, in the case of our revolving credit facility, Bank of America's prime rate and (ii) one-half of 1.0% over the weighted average of rates on overnight Federal Funds as published by the Federal Reserve Bank of New York.  Our $681 of senior secured first priority notes accrue interest at a rate per annum, reset quarterly, equal to LIBOR plus 4.75%. Our second priority senior secured floating rate notes of $210 bear interest at a rate of LIBOR plus 3.875% per annum, which resets quarterly.

At March 31, 2012, the LIBOR rate of 0.48% was applicable to the term loan, first priority senior secured floating rate notes and second priority senior secured floating rate notes.  If the LIBOR rate increases 0.25% and 0.50%, we estimate an annual increase in our interest expense of $3 and $6, respectively.

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

The Company's management, with the participation of the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures as of March 31, 2012.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2012, the design and operation of our disclosure controls and procedures were effective at the reasonable assurance level.

(b)	Changes in internal controls.

There was no change in our internal control over financial reporting that occurred during the quarter ended     March 31, 2012.

Part II.  Other Information

Item 1.               Legal Proceedings

There has been no material changes in legal proceedings from the items disclosed in our Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended October 1, 2011.

Item 1A.           Risk Factors

You should carefully consider the risks described in our Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended October 1, 2011, including those under the heading Risk Factors and other information contained in this Quarterly Report before investing in our securities. Realization of any of these risks could have a material adverse effect on our business, financial condition, cash flows and results of operations.  There were no material changes in the Company’s risk factors since described in our Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended October 1, 2011.

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

May 14, 2012

By: /s/ James M. Kratochvil
                                                                                                         James M. Kratochvil

                                                                                                  Chief Financial Officer (Principal Financial and Accounting Officer)