Form 10-Q
period 2012-06-30
BERRY PLASTICS CORP
filed 2012-08-13
CIK 919465

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[X]         Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012
or
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

Indicate by check mark whether the registrants:  (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.  Yes [  ]  No [ X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes [X]  No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer [    ]     Accelerated filer  [    ]    Non-accelerated filer [  X  ]      Smaller reporting company [    ]

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes [   ]  No [X]

As of August 13, 2012, all of the outstanding 100 shares of the Common Stock, $.01 par value, of Berry Plastics Corporation were held by Berry Plastics Group, Inc.

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
(a)  101 Oakley Street, Evansville, IN 47710

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q includes "forward-looking statements," within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), with respect to our financial condition, results of operations and business and our expectations or beliefs concerning future events.  The forward-looking statements include, in particular, statements about our plans, strategies and prospects under the heading "Management’s Discussion and Analysis of Financial Condition and Results of Operations".  You can identify certain forward-looking statements by our use of forward-looking terminology such as, but not limited to, "believes," "estimates," "intends," "plans," "likely," "will," "would," "could" and similar expressions that identify forward-looking statements.  All forward-looking statements involve risks and uncertainties.  Many risks and uncertainties are inherent in our industry and markets. Others are more specific to our operations.  The occurrence of the events described and the achievement of the expected results depend on many events, some or all of which are not predictable or within our control.  Actual results may differ materially from the forward-looking statements contained in this Form 10-Q.  Factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include:

•	risks associated with our substantial indebtedness and debt service;
•	changes in prices and availability of resin and other raw materials and our ability to pass on changes in raw material prices on a timely basis;
•	performance of our business and future operating results;
•	risks related to our acquisition strategy and integration of acquired businesses;
•	reliance on unpatented know-how and trade secrets;
•	increases in the cost of compliance with laws and regulations, including environmental laws and regulations;
•	risks related to disruptions in the overall economy and the financial markets, which may adversely impact our business;
•	catastrophic loss of one of our key manufacturing facilities;
•	risks of competition, including foreign competition, in our existing and future markets;
•	general business and economic conditions, particularly an economic downturn; and
•	the other factors discussed in our Form 10-K for the fiscal year ended October 1, 2011 in the section titled “Risk Factors.”

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

Berry Plastics Corporation

Form 10-Q Index

For Quarterly Period Ended June 30, 2012

Berry Plastics Corporation
Consolidated Balance Sheets
(In Millions of Dollars)

	June 30, 2012	October 1, 2011
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$38	$42
Accounts receivable (less allowance for doubtful accounts of $3 at June 30, 2012 and $4 at October 1, 2011)	513	543
Inventories:
Finished goods	338	338
Raw materials and supplies	230	240
	568	578
Deferred income taxes	61	62
Prepaid expenses and other current assets	45	30
Total current assets	1,225	1,255

Property, plant and equipment
Land, buildings and improvements	261	268
Equipment and construction in progress	1,998	1,836
	2,259	2,104
Less accumulated depreciation	1,024	854
	1,235	1,250

Goodwill, intangible assets and deferred costs, net	2,641	2,704
Other assets	504	396
Total assets	$5,605	$5,605

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$339	$352
Accrued expenses and other current liabilities	285	285
Current portion of long-term debt	36	34
Total current liabilities	660	671

Long-term debt, less current portion	4,488	4,537
Deferred income taxes	249	204
Other long-term liabilities	158	187
Total liabilities	5,555	5,599

Commitments and contingencies
Stockholders' equity:
Parent company investment, net	623	627
Non-controlling interest	3	3
Accumulated deficit	(532)	(576)
Accumulated other comprehensive loss	(44)	(48)
Total stockholders’ equity	50	6
Total liabilities and stockholders' equity	$5,605	$5,605

See notes to consolidated financial statements.

Berry Plastics Corporation
Consolidated Statements of Operations and
Comprehensive Income (Loss)
(Unaudited)
 (In Millions of Dollars)

	Quarterly Period Ended		Three Quarterly Periods Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Net sales	$1,242	$1,187	$3,562	$3,332
Costs and expenses:
Cost of goods sold	1,028	1,000	2,972	2,841
Selling, general and administrative	76	67	227	200
Amortization of intangibles	27	27	81	80
Restructuring and impairment charges	4	5	30	36
Other operating expenses	9	9	34	26
Operating income	98	79	218	149

Other expense (income), net	—	1	(1)	67
Interest expense	81	81	245	242
Interest income	(34)	(26)	(99)	(74)
Net income (loss) before income taxes	51	23	73	(86)
Income tax expense (benefit)	20	10	29	(27)
Net income (loss)	$31	$13	$44	$(59)

Comprehensive income (loss)	$25	$5	$46	$(53)

    See notes to consolidated financial statements.

Berry Plastics Corporation
Consolidated Statement of Changes in Stockholders' Equity
For the Three Quarterly Periods Ended June 30, 2012 and July 2, 2011
(Unaudited)
(In Millions of Dollars)

	Parent Company Investment, net	Non-Controlling Interest	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance at October 2, 2010	$627	$—	$(347)	$(23)	$257
Stock compensation expense	1	—	—	—	1
Net transfers to parent	(1)	—	—	—	(1)
Derivative amortization	—	—	—	1	1
Net loss	—	—	(59)	—	(59)
Interest rate hedge, net of tax	—	—	—	(2)	(2)
Currency translation	—	—	—	8	8
Balance at July 2, 2011	$627	$—	$(406)	$(16)	$205

	Parent Company Investment, net	Non-Controlling Interest	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance at October 1, 2011	$627	$3	$(576)	$(48)	$6
Net transfers to parent	(6)	—	—	—	(6)
Stock compensation expense	2	—	—	—	2
Derivative amortization	—	—	—	2	2
Net income	—	—	44	—	44
Currency translation	—	—	—	2	2
Balance at June 30, 2012	$623	$3	$(532)	$(44)	$50

    See notes to consolidated financial statements.

Berry Plastics Corporation
Consolidated Statements of Cash Flows
(Unaudited)
(In Millions of Dollars)

	Three Quarterly Periods Ended
	June 30, 2012	July 2, 2011
Operating activities
Net income (loss)	$44	$(59)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	182	173
Amortization of intangibles	81	80
Non-cash interest expense	15	12
Non-cash interest income	(99)	(74)
Deferred income tax expense (benefit)	27	(28)
Loss on disposal and impairment of assets	20	20
Loss on extinguishment of debt	—	68
Other non-cash expense (income)	3	(3)
Changes in operating assets and liabilities:
Accounts receivable, net	37	(23)
Inventories	4	6
Prepaid expenses and other assets	(5)	14
Accounts payable and other liabilities	(31)	19
Net cash from operating activities	278	205
Investing activities
Additions to property, plant and equipment	(167)	(126)
Proceeds from sale of assets	9	2
Investment in Berry Plastics Group debt securities	(4)	—
Acquisition of businesses, net of cash acquired	(55)	(2)
Net cash from investing activities	(217)	(126)
Financing activities
Proceeds from long-term borrowings	—	800
Repayments on long-term borrowings	(58)	(832)
Debt financing costs	—	(22)
Transfers to parent, net	(6)	(1)
Net cash from financing activities	(64)	(55)
Effect of exchange rate changes on cash	(1)	(1)
Net change in cash	(4)	23
Cash and cash equivalents at beginning of period	42	148
Cash and cash equivalents at end of period	$38	$171

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

The accompanying unaudited Consolidated Financial Statements of Berry have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X of the Securities Act of 1934.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full fiscal year.  The accompanying financial statements include the results of the Company and its wholly and majority owned subsidiaries.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Form 10-K filed with the SEC for the fiscal year ended October 1, 2011.  All intercompany transactions have been eliminated.  The Company issued financial statements by filing with the SEC and has evaluated subsequent events up to the time of the filing.

Related Party Transactions and Allocations
The Company has recorded management fees of $2 and $2 for the quarterly period ended and $7 and $6 for the three quarterly periods ended June 30, 2012 and July 2, 2011, charged by Apollo and other investors to Berry Group and recorded income taxes to push down the respective amounts that relate to the consolidated operations of the Company.  Parent company investment, net in our Consolidated Balance Sheets includes the equity from Berry Group that was invested in Berry by Apollo and other shareholders.

BP Parallel LLC, a non-guarantor subsidiary of the Company, has invested $4 to purchase assignments of $5 of Berry Group’s senior unsecured term loan (“Senior Unsecured Term Loan”) for the three quarterly periods ended June 30, 2012.  As of June 30, 2012, BP Parallel LLC, had invested $195 to purchase assignments of $553 of Berry Group’s senior unsecured term loan.  The Company has the intent and ability to hold these securities to maturity.  The investment is stated at amortized cost and the discount is being accreted under the effective interest method to interest income until the maturity of the debt.  The Company has recorded their investment in Other assets in the Consolidated Balance Sheets with the fair value of the investments exceeding book value by $93 at June 30, 2012.  We record the non-cash interest income and the accretion income from the discount on the purchase of Senior Unsecured Term Loan in Interest income in the Consolidated Statements of Operations.  The Company recognized interest and accretion income of $34 and $26 for the quarterly period ended and $98 and $74 for the three quarterly periods ended June 30, 2012 and July 2, 2011, respectively.  The net outstanding balance of the Senior Unsecured Term Loan was $54 at June 30, 2012.

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

Pro forma net sales and pro forma net income was $1,316 and $14 for the quarterly period ended July 2, 2011 and pro forma net sales and pro forma net loss was $3,686 and $53 for the three quarterly periods ended July 2, 2011, respectively.  The pro forma net sales and net loss assume that the Rexam SBC acquisition had occurred as of the beginning of the respective period.  The pro forma information presented above is for informational purposes only and is not necessarily indicative of the operating results that would have occurred had the Rexam SBC acquisition been consummated at the beginning of the respective period, nor is it necessarily indicative of future operating results.  Further, the information reflects only pro forma adjustments for additional interest expense, amortization and closing expenses, net of the applicable income tax effects.

STOPAQ®

In June 2012, the Company acquired 100% of the shares of Frans Nooren Beheer B.V. and its operating companies (“Stopaq”) for a purchase price of $65 ($62, net of cash acquired).  Stopaq is the inventor and manufacturer of patented visco-elastic technologies for use in corrosion prevention, sealing and insulation applications ranging from pipelines to subsea piles to rail and cable joints. The newly added business is operated in the Company’s Engineered Materials reporting segment.  To finance the purchase, the Company used cash on hand and existing credit facilities.  The Stopaq acquisition has been accounted for under the purchase method of accounting, and accordingly, the preliminary purchase price has been allocated to the identifiable assets and liabilities based on estimated fair values at the acquisition date.  The Company has not finalized the purchase price allocation and it is subject to change.  The Company has recognized goodwill on this transaction as a result of expected synergies.  A portion of the goodwill will not be deductible for tax purposes.

4.  Restructuring and Impairment Charges

The Company incurred restructuring costs related to severance, asset impairment and facility exit costs of $4 and $5 for the quarterly period ended and $30 and $36 for the three quarterly periods ended as of June 30, 2012 and July 2, 2011, respectively.  The tables below set forth the significant components of the restructuring charges recognized for the quarterly period ended June 30, 2012 and July 2, 2011, by segment:

	Quarterly Period Ended				Three Quarterly Periods Ended
	June 30, 2012		July 2, 2011		June 30, 2012		July 2, 2011
Rigid Open Top
Severance and termination benefits	$	−	$	−	$	−	$1
Total	$	−	$	−	$	−	$1

Rigid Closed Top
Severance and termination benefits		$1	$	−		$3	$2
Facility exit costs and other		1		−		2	−
Asset impairment		−		−		4	−
Total		$2	$	−		$9	$2

Engineered Materials
Severance and termination benefits		$1	$	−		$3	$2
Facility exit costs and other		1		1		2	6
Asset impairment		−		2		16	16
Total		$2		$3		$21	$24

Flexible Packaging
Severance and termination benefits	$	−		$1	$	−	$5
Facility exit costs and other		−		1		−	2
Asset impairment		−		−		−	2
Total	$	−		$2	$	−	$9

Consolidated
Severance and termination benefits		$2		$1		$6	$10
Facility exit costs and other		2		2		4	8
Asset impairment		−		2		20	18
Total		$4		$5		$30	$36

The table below sets forth the activity with respect to the restructuring accrual at October 1, 2011 and June 30, 2012:

	Severance and termination benefits	Facilities exit costs and other	Non-cash	Total
Balance at fiscal year end 2010	$3	$3	$–	$6
Charges	11	10	35	56
Non-cash asset impairment	–	–	(35)	(35)
Cash payments	(10)	(10)	–	(20)
Balance at October 1, 2011	4	3	–	7

Charges	6	4	20	30
Non-cash asset impairment	–	–	(20)	(20)
Cash payments	(6)	(4)	–	(10)
Balance at June 30, 2012	$4	$3	$–	$7

During the first fiscal quarter the Company made the decision to exit operations in the Engineered Materials division.  This decision resulted in non-cash impairment charges of $17 recorded in Restructuring and impairment charges on the Consolidated Statement of Operations.  The exited operations were immaterial to the Company and Engineered Materials segment.

5.  Accrued Expenses, Other Current Liabilities and Other Long-Term Liabilities

The following table sets forth the totals included in Accrued expenses and other current liabilities on the Consolidated Balance Sheets.

	June 30, 2012	October 1, 2011
Employee compensation, payroll and other taxes	$76	$101
Interest	64	62
Rebates	68	60
Other	77	62
	$285	$285

The following table sets forth the totals included in Other long-term liabilities on the Consolidated Balance Sheets.

	June 30, 2012	October 1, 2011
Lease retirement obligation	$20	$20
Sale-lease back deferred gain	33	35
Pension liability	73	79
Other	32	53
	$158	$187

6.  Long-Term Debt

Long-term debt consists of the following:

	Maturity Date	June 30, 2012	October 1, 2011
Term loan	April 2015	$1,137	$1,146
Revolving line of credit	June 2016	163	195
First Priority Senior Secured Floating Rate Notes	February 2015	681	681
8¼% First Priority Senior Secured Notes	November 2015	370	370
Second Priority Senior Secured Floating Rate Notes	September 2014	210	210
9 ½% Second Priority Senior Secured Notes	May 2018	500	500
9 ¾% Second Priority Senior Secured Notes	January 2021	800	800
10¼% Senior Subordinated Notes	March 2016	127	127
11% Senior Subordinated Notes	September 2016	455	455
Debt discount, net		(10)	(13)
Capital leases and other	Various	91	100
		4,524	4,571
Less current portion of long-term debt		(36)	(34)
		$4,488	$4,537

The current portion of long-term debt consists primarily of $12 of principal payments on the term loan and $23 of principal payments related to capital lease obligations.  The Company was in compliance with its covenants as of June 30, 2012.

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

	Liability Derivatives
Derivatives not designated as hedging instruments under FASB guidance	Balance Sheet Location	June 30, 2012	October 1, 2011
Interest rate swaps – 2010 Swaps	Other long-term liabilities	$7	$8

The effect of the derivative instruments on the Consolidated Statement of Operations for the quarterly period ended June 30, 2012 and July 2, 2011, are as follows:

		Quarterly Period Ended		Three Quarterly Periods Ended
Derivatives not designated as hedging instruments under FASB guidance	Statement of Operations Location	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Interest rate swaps – 2010 Swaps	Other expense (income)	$–	$–	$–	$(1)
	Interest expense	$1	$–	$3	$1

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

The Company’s financial instruments consist primarily of cash and cash equivalents, investments, long-term debt, interest rate swap agreements and capital lease obligations.  The fair value of the Company’s investments and long-term debt were determined using Level 2 inputs, which include using quoted prices in inactive markets or significant other observable inputs for identical or comparable assets or liabilities.  The fair value of our investments exceeded book value at June 30, 2012 and October 1, 2011, by $93 and $159, respectively.  The following table summarizes our long-term indebtedness for which the book value was in excess of the fair value:

	June 30, 2012	October 1, 2011
First Priority Senior Secured Floating Rate Notes	$3	$61
9 ½% Second Priority Notes	–	83
9¾% Second Priority Notes	–	140
Second Priority Senior Secured Floating Rate Notes	5	38
11% Senior Subordinated Notes	–	64
10 ¼% Senior Subordinated Notes	–	18

Non-recurring Fair Value Measurements

The Company has certain assets that are measured at fair value on a non-recurring basis when impairment indicators are present.  The assets are adjusted to fair value only when the carrying values exceed the fair values.  The categorization of the framework used to price the assets is considered a Level 3, due to the subjective nature of the unobservable inputs used to determine the fair value.  These assets include primarily our definite lived and indefinite lived intangible assets, including Goodwill and our property plant and equipment.  The Company conducted our annual step one evaluation of goodwill and other intangibles as of the first date of the fourth quarter and preliminarily determined no impairment existed for any of our reporting units.  The Company has experienced volume declines in certain of our reporting units, however our cost reduction initiatives and profitability in these reporting units have been consistent with our estimated operating plan and previous cash flow estimates and we believe that our long term forecasts are still appropriate. We have utilized a consistent methodology with prior years, which leverages a six year discounted cash flow analysis with a terminal year in combination with a comparable company market approach to determine the fair value of our reporting units.

Included in the following table are the major categories of assets measured at fair value on a non-recurring basis as of June 30, 2012, along with the impairment loss recognized on the fair value measurement during the period:

Valuation of Property, Plant and Equipment and Definite Lived Intangible Assets

The Company periodically realigns their manufacturing operations which results in facilities being closed and shut down and equipment transferred to other facilities or equipment being scrapped.  The Company utilizes appraised values to corroborate the fair value of the facilities and has utilized a scrap value based on prior facility shut downs to estimate the fair value of the equipment, which has approximated the actual value that was received.  When impairment indicators exist, the Company will also perform an undiscounted cash flow analysis to determine the recoverability of the Company’s long lived assets.  The Company wrote-down their property, plant, and equipment with a carrying value of $1,238 to its fair value of $1,235, which resulted in an impairment charge of $3 for the three quarterly periods ended June 30, 2012.  The Company wrote-down their definite lived intangible assets with a carrying value of $803 to their fair value of $786, which resulted in an impairment charge of $17 for the three quarterly periods ended June 30, 2012.  These charges were due to their decision to exit certain operations that were immaterial to the Company’s consolidated operations.  The Company also wrote-down their property, plant, and equipment with a carrying value of $1,104 to its fair value of $1,086, which resulted in an impairment charge of $18 for the three quarterly periods ended July 2, 2011.

	As of June 30, 2012
	Level 1	Level 2	Level 3
	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs	Total	Quarter Ended June 30, 2012 Impairment Loss	Three Quarterly Periods Ended June 30, 2012 Impairment Loss
Definite lived intangible assets	$-	$-	$786	$786	$-	$17
Property, plant, and equipment	-	-	1,235	1,235	-	3
Total	$-	$-	$2,021	$2,021	$-	$20

	As of July 2, 2011
	Level 1	Level 2	Level 3
	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs	Total	Quarter Ended July 2, 2011 Impairment Loss	Three Quarterly Periods Ended July 2, 2011 Impairment Loss
Property, plant, and equipment	-	-	$1,086	$1,086	$2	$18
Total	$-	$-	$1,086	$1,086	$2	$18

8. Income Taxes

The effective tax rate from continuing operations was 40% and 31% for the three quarterly periods ended June 30, 2012 and July 2, 2011, respectively.  A reconciliation of income tax benefit, computed at the federal statutory rate, to income tax expense (benefit), as provided for in the financial statements, is as follows:

	Quarterly Period Ended		Three Quarterly Periods Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Income tax expense (benefit) computed at statutory rate	$17	$8	$25	$(30)
State income tax expense (benefit), net of federal taxes	1	−	1	(1)
Change in valuation allowance	−	1	1	4
Other	2	1	2	−
Income tax expense (benefit)	$20	$10	$29	$(27)

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

	Quarterly Period Ended		Three Quarterly Periods Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Net sales:
Rigid Open Top	$329	$340	$912	$905
Rigid Closed Top	374	266	1,085	746
Engineered Materials	345	378	1,010	1,083
Flexible Packaging	194	203	555	598
Total net sales	$1,242	$1,187	$3,562	$3,332
Operating income (loss):
Rigid Open Top	$46	$47	$122	$102
Rigid Closed Top	31	20	58	57
Engineered Materials	19	15	39	14
Flexible Packaging	2	(3)	(1)	(24)
Total operating income	$98	$79	$218	$149
Depreciation and amortization:
Rigid Open Top	$24	$25	$70	$74
Rigid Closed Top	31	23	99	69
Engineered Materials	16	17	50	55
Flexible Packaging	15	18	44	55
Total depreciation and amortization	$86	$83	$263	$253

	June 30, 2012	October 1, 2011
Total assets:
Rigid Open Top	$1,957	$1,909
Rigid Closed Top	2,059	2,096
Engineered Materials	981	950
Flexible Packaging	608	650
Total assets	$5,605	$5,605

Goodwill:
Rigid Open Top	$681	$681
Rigid Closed Top	812	819
Engineered Materials	102	55
Flexible Packaging	40	40
Total goodwill	$1,635	$1,595

10. Condensed Consolidating Financial Information

The Company has notes outstanding which are fully, jointly, severally, and unconditionally guaranteed by substantially all of Berry’s domestic subsidiaries.  Separate narrative information or financial statements of the guarantor subsidiaries have not been included because they are 100% owned by the parent company and the guarantor subsidiaries unconditionally guarantee such debt on a joint and several basis.  A guarantee of a guarantor of the securities will terminate upon the following customary circumstances:  the sale of the capital stock of such guarantor if such sale complies with the indenture, the designation of such guarantor as an unrestricted subsidiary, the defeasance or discharge of the indenture, as a result of the holders of certain other indebtedness foreclosing on a pledge of the shares of a guarantor subsidiary or if such guarantor no longer guarantees certain other indebtedness of the issuer.  The guarantees are also limited as necessary to prevent them from constituting a fraudulent conveyance under applicable law and guarantees guaranteeing subordinated debt are subordinated to certain other of the Company’s debts.  Presented below is condensed consolidating financial information for the parent company, guarantor subsidiaries and non-guarantor subsidiaries.  Our guarantor financial information includes all of our domestic operating subsidiaries and our non-guarantor subsidiaries include our foreign subsidiaries and BP Parallel, LLC, a domestic non-guarantor subsidiary that was established to repurchase debt obligations of the Company and Berry Plastics Group, Inc., the parent company of Berry Plastics Corporation.  The debt repurchases were all made in open market transactions with third parties.

The Company uses the equity method to account for its investment in its subsidiaries.  We have revised the presentation for the fiscal 2011 periods in our footnotes to separate the intercompany receivable balance that was previously included in our Parent Company –Investment in the Subsidiary line item on the consolidated balance sheet.  This revised presentation also separates the intercompany payable from the equity line item of our Guarantor and Non-Guarantor subsidiaries.  There is no stated redemption date on these intercompany advances so they are recorded as a current asset and a current liability in our consolidated balance sheet.  We have also revised the presentation of our statement of cash flows and reclassified the activity for our Parent Company from Operating Activities to Investing Activities and for our Guarantor and non-Guarantor subsidiaries from Operating Activities to Investing and Financing Activities.  The principal elimination entries eliminate investments in subsidiaries, intercompany balances and repurchases of debt obligations of Berry Plastics Corporation and Berry Plastics Group, Inc., by BP Parallel, LLC.

	June 30, 2012
	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Consolidating Balance Sheet
Current assets	$245	$849	$131	$–	$1,225
Intercompany receivable	3,917	–	–	(3,917)	–
Net property, plant and equipment	112	1,043	80	–	1,235
Investment in subsidiaries	541	–	–	(541)	–
Other noncurrent assets	201	2,354	714	(124)	3,145
Total assets	$5,016	$4,246	$925	$(4,582)	$5,605

Current liabilities	$262	$350	$53	$(5)	$660
Intercompany payable	–	3,797	120	(3,917)	–
Noncurrent liabilities	4,704	329	17	(155)	4,895
Equity (deficit)	50	(230)	735	(505)	50
Total liabilities and equity (deficit)	$5,016	$4,246	$925	$(4,582)	$5,605

	October 1, 2011
	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Consolidating Balance Sheet
Current assets	$270	$870	$115	$–	$1,255
Intercompany receivable	4,016	–	–	(4,016)	–
Net property, plant and equipment	129	1,048	73	–	1,250
Investment in subsidiaries	417	–	–	(417)	–
Other noncurrent assets	207	2,454	563	(124)	3,100
Total assets	$5,039	$4,372	$751	$(4,557)	$5,605

Current liabilities	$277	$357	$38	$(1)	$671
Intercompany payable	–	3,956	60	(4,016)	–
Noncurrent liabilities	4,756	308	18	(154)	4,928
Equity (deficit)	6	(249)	635	(386)	6
Total liabilities and equity (deficit)	$5,039	$4,372	$751	$(4,557)	$5,605

	Quarterly Period Ended June 30, 2012
	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Consolidating Statement of Operations
Net sales	$145	$1,004	$93	$–	$1,242
Cost of goods sold	125	824	79	–	1,028
Selling, general and administrative	9	59	8	–	76
Amortization of intangibles	3	24	–	–	27
Restructuring and impairment charges	1	3	–	–	4
Other operating expenses	1	(1)	9	–	9
Operating income (loss)	6	95	(3)	–	98
Interest expense (income), net	9	66	(28)	–	47
Equity in net income of subsidiaries	(54)	–	–	54	—
Income (loss) before income taxes	51	29	25	(54)	51
Income tax expense (benefit)	20	(1)	1	–	20
Net income (loss)	$31	$30	$24	$(54)	$31
Comprehensive income (loss)	$31	$30	$18	$(54)	$25

	Quarterly Period Ended July 2, 2011
	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Consolidating Statement of Operations
Net sales	$180	$909	$98	$–	$1,187
Cost of sales	162	752	86	–	1,000
Selling, general and administrative expenses	9	52	6	–	67
Amortization of intangibles	3	23	1	–	27
Restructuring and impairment charges, net	2	3	–	–	5
Other operating expenses	11	(3)	1	–	9
Operating income (loss)	(7)	82	4	–	79
Other expense, net	1	–	–	–	1
Interest expense (income), net	12	62	(19)	–	55
Equity in net income of subsidiaries	(33)	–	–	33	–
Income (loss) before income taxes	13	20	23	(33)	23
Income tax expense (benefit)	–	11	(1)	–	10
Net income (loss)	$13	$9	$24	$(33)	$13
Comprehensive income (loss)	$6	$9	$23	$(33)	$5

	Three Quarterly Periods Ended June 30, 2012
	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Consolidating Statement of Operations
Net sales	$430	$2,867	$265	$–	$3,562
Cost of goods sold	374	2,371	227	–	2,972
Selling, general and administrative	29	174	24	–	227
Amortization of intangibles	8	72	1	–	81
Restructuring and impairment charges	1	28	1	–	30
Other operating expenses	32	7	(5)	–	34
Operating income (loss)	(14)	215	17	–	218
Other income, net	(1)	–	–	–	(1)
Interest expense (income), net	29	197	(80)	–	146
Equity in net income of subsidiaries	(112)	–	–	112	—
Income (loss) before income taxes	70	18	97	(112)	73
Income tax expense	26	–	3	–	29
Net income (loss)	$44	$18	$94	$(112)	$44
Comprehensive income (loss)	$44	$18	$96	$(112)	$46

Consolidating Statement of Cash Flows
Net cash flow from operating activities	$(22)	$292	$8	$–	$278
Investing activities:
Purchase of property, plant, and equipment	(18)	(143)	(6)	–	(167)
Proceeds from disposal of assets	–	9	–	–	9
(Contributions) distributions to/from subsidiaries	(4)	–	–	4	–
Intercompany advances (repayments)	104	–	–	(104)	–
Acquisition of business, net of cash acquired	–	7	(62)	–	(55)
Investment in Berry Plastics Group debt	–	–	(4)	–	(4)
Net cash flow from investing activities	82	(127)	(72)	(100)	(217)
Financing activities:
Repayments on long-term borrowings	(57)	–	(1)	–	(58)
Changes in intercompany balances	–	(170)	66	104	–
Equity contributions (distributions), net	(6)	–	4	(4)	(6)
Net cash flow from financing activities	(63)	(170)	69	100	(64)
Effect of exchange rate changes on cash	–	–	(1)	–	(1)
Net decrease in cash	(3)	(5)	4	–	(4)
Cash and cash equivalents at beginning of period	20	5	17	–	42
Cash and cash equivalents at end of period	$17	$–	$21	$–	$38

	Three Quarterly Periods Ended July 2, 2011
	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Consolidating Statement of Operations
Net sales	$519	$2,533	$280	$–	$3,332
Cost of goods sold	472	2,124	245	–	2,841
Selling, general, and administrative expense	30	150	20	–	200
Amortization of intangibles	9	69	2	–	80
Restructuring charges	18	18	–	–	36
Other operating expenses	14	8	4	–	26
Operating income (loss)	(24)	164	9	–	149
Loss on extinguishment of debt	68	–	–	–	68
Other income, net	(1)	–	–	–	(1)
Interest expense (income), net	38	184	(54)	–	168
Equity in net income of subsidiary	(70)	–	–	70	–
Income (loss) before income taxes	(59)	(20)	63	(70)	(86)
Income tax expense (benefit)	–	(29)	2	–	(27)
Net income (loss)	$(59)	$9	$61	$(70)	$(59)
Comprehensive income (loss)	$(61)	$9	$69	$(70)	$(53)

Consolidating Statement of Cash Flows
Net cash flow from operating activities	$31	$176	$(2)	$–	$205
Investing activities:
Purchase of property, plant, and equipment	(8)	(110)	(8)	–	(126)
Proceeds from disposal of assets	–	2	–	–	2
Intercompany advances (repayments)	57	–	–	(57)	–
Acquisition of business net of cash acquired	(2)	–	–	–	(2)
Net cash flow from investing activities	47	(108)	(8)	(57)	(126)
Financing activities:
Proceeds from long-term borrowings	800	–	–	–	800
Repayments on long-term borrowings	(832)	–	–	–	(832)
Changes in intercompany balances	–	(70)	13	57	–
Debt financing costs	(22)	–	–	–	(22)
Equity contributions (distributions), net	(1)	–	–	–	(1)
Net cash flow from financing activities	(55)	(70)	13	57	(55)
Effect of exchange rate changes on cash	–	–	(1)	–	(1)
Net decrease in cash	23	(2)	2	–	23
Cash and cash equivalents at beginning of period	132	2	14	–	148
Cash and cash equivalents at end of period	$155	$–	$16	$–	$171

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

Unless the context requires otherwise, references in this Management's Discussion and Analysis of Financial Condition and Results of Operations to “Company” refer to Berry Plastics Corporation, and references to “we,” “our” or “us” refer to Berry Plastics Corporation together with its consolidated subsidiaries, after giving effect to the transactions described in the next paragraph.  You should read the following discussion in conjunction with the consolidated financial statements of the Company and its subsidiaries and the accompanying notes thereto, which information is included elsewhere herein.  The Company is a wholly owned subsidiary of Berry Plastics Group, Inc.  This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in our Form 10-K filed with the SEC for the fiscal year ended October 1, 2011, in the section titled “Risk Factors” and other risk factors identified from time to time in our periodic filings with the SEC.  Our actual results may differ materially from those contained in any forward-looking statements.  You should read the explanation of the qualifications and limitations on these forward-looking statements referenced within this report.

Acquisitions

We have a long history of acquiring and integrating companies, having completed ten transactions in the last five years. We maintain an opportunistic acquisition strategy, which is focused on improving our long-term financial performance, enhancing our market positions and expanding our product lines or, in some cases, providing us with a new or complementary product line. In our acquisitions, we seek to purchase businesses with attractive post-synergy multiples, and with create value for our stockholders from synergy realization, allow us to leverage the acquired products across our customer base, create new platforms for future growth, and present opportunities for us to exploit best practices from the businesses we acquire.

The Company has included the expected benefits of acquisition integrations within our unrealized synergies, which are in turn recognized in earnings after an acquisition has been fully integrated. While the expected benefits on earnings is estimated at the commencement of each transaction, once the execution of the plan and integration occur, we are generally unable to accurately estimate or track what the ultimate effects have been due to system integrations and movements of activities to multiple facilities. As historical business combinations have not allowed us to accurately separate realized synergies compared to what was initially identified, we measure the synergy realization based on the overall segment profitability post integration. In connection with our acquisitions, we have in the past and may in the future incur charges related to reductions and rationalizations.

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

Raw Material Trends. Our primary raw material is plastic resin.  Polypropylene and polyethylene account for more than 90% of our plastic resin purchases based on the pounds purchased.  Plastic resins are subject to price fluctuations, including those arising from supply shortages and changes in the prices of natural gas, crude oil and other petrochemical intermediates from which resins are produced.  The average industry prices per pund, as published in Chem Data as of June 30, 2012 were as follows by fiscal year:

	Polyethylene Butene Film			Polypropylene
	2012	2011	2010	2012	2011	2010
1st quarter	$.68	$.68	$.71	$.79	$.78	$.70
2nd quarter	.76	.72	.67	.88	.95	.82
3rd quarter	.72	.79	.68	.85	1.08	.84
4th quarter	–	.73	.62	–	.98	.77

We expect that plastic resin cost volatility will continue in calendar year 2012 as prices are expected to decline slightly during the fourth fiscal quarter.  Due to differences in the timing of passing through resin cost changes to our customers on escalator/de-escalator programs, segments are negatively impacted in the short term when plastic resin costs increase and are positively impacted when plastic resin costs decrease.  Recently, the Company has made progress towards shortening these timing lags, but we still have a number of customers whose prices adjust quarterly based on various index prices.  This timing lag in passing through raw material cost changes could affect our results as plastic resin costs fluctuate.

Outlook. The Company is impacted by general economic and industrial growth, plastic resin availability and affordability, and general industrial production.  Our business has both geographic and end market diversity, which reduces the effect of any one of these factors on our overall performance.  Our results are affected by our ability pass through raw material cost changes to our customers, improve manufacturing productivity and adapt to volume changes of our customers.  We seek to improve our overall profitability by implementing cost reduction programs for our manufacturing, selling and general and administrative expenses.

Results of Operations

Comparison of the Quarterly Period Ended June 30, 2012 (the “Quarter”) and the Quarterly Period Ended July 2, 2011 (the “Prior Quarter”)

Net Sales.  Net sales increased from $1,187 in the Prior Quarter to $1,242 in the Quarter.  This increase is primarily attributed to prior year acquisition volume of 11% relating to the Rexam SBC and Filmco acquisitions and increased selling prices of 1% partially offset by a volume decline of 7%.  The following discussion in this section provides a comparison of net sales by business segment.

	Quarterly Period Ended
	June 30, 2012	July 2, 2011	$ Change	% Change
Net sales:
Rigid Open Top	$329	$340	$(11)	(3%)
Rigid Closed Top	374	266	108	41%
Engineered Materials	345	378	(33)	(9%)
Flexible Packaging	194	203	(9)	(4%)
Total net sales	$1,242	$1,187	$55	5%

Net sales in the Rigid Open Top business decreased from $340 in the Prior Quarter to $329 in the Quarter due to a volume decline of 3%.  The volume decline is primarily attributed to the Company pursuing a strategy to improve profitability in products with historically lower margins.  Net sales in the Rigid Closed Top business increased from $266 in the Prior Quarter to $374 in the Quarter primarily as a result of 49% prior year acquisition volume attributed to Rexam SBC acquisition offset by a volume decline of 8%.  The volume decline is primarily attributed to a decrease in sales volumes in closures due to general market softness.  The Engineered Materials business net sales decreased from $378 in the Prior Quarter to $345 in the Quarter primarily as a result of a volume decline of 9% and exited product line volume of 3% partially offset by net selling price increases of 1% and prior year acquisition volume attributed to Filmco of 2%.  The volume decline is primarily attributed to a decrease in sales volumes due to the strategy implemented in fiscal 2011 to improve margins where our products were historically undervalued.  Net sales in the Flexible Packaging business decreased from $203 in the Prior Quarter to $194 in the Quarter as a result of a volume decline of 7% partially offset by 3% net selling price increases.  The volume decline is primarily due to the strategy implemented in 2011 discussed above.

Operating Income.  Operating income increased from $79 (7% of Net Sales) in the Prior Quarter to $98 (8% of Net Sales) in the Quarter.  This increase is primarily attributed to $6 from the relationship of net selling price to raw material costs, $8 of operating income from prior year acquisitions, $8 decrease of depreciation and amortization expense, $2 decrease of business integration expenses and $6 of improved operating performance partially offset by $9 from volume declines described above.  The operating income from acquisition for periods without comparable prior year activity includes $9 of selling, general and administrative expenses, $1 of business integration expenses and $3 of amortization expense.  The following discussion in this section provides a comparison of operating income by business segment.

	Quarterly Period Ended
	June 30, 2012	July 2, 2011	$ Change	% Change
Operating income (loss):
Rigid Open Top	$46	$47	$(1)	(2%)
Rigid Closed Top	31	20	11	55%
Engineered Materials	19	15	4	27%
Flexible Packaging	2	(3)	5	166%
Total operating income	$98	$79	$19	24%

Operating income for the Rigid Open Top business decreased from $47 (14% of sales) in the Prior Quarter to $46 (14% of sales) in the Quarter.  This decrease is primarily attributed to a $3 decrease in manufacturing efficiencies, $1 increase of business integration expenses and $1 volume decline described above partially offset by $4 improvement in the relationship of net selling price to raw material costs.  Operating income for the Rigid Closed Top business increased from $20 (8% of sales) in the Prior Quarter to $31 (8% of sales) in the Quarter.  This increase is primarily attributed $7 of improved operating performance in manufacturing, $1 of improved selling general and administrative costs, $1 reduction of depreciation and amortization expense and $7 from acquisition volume partially offset by a $4 volume decline described above and $2 negative relationship of net selling price to raw material costs.  Operating income for the Engineered Materials business improved from $15 (4% of sales) in the Prior Quarter to $19 (6% of sales) in the Quarter.  This increase is primarily attributed to a $2 improvement in the relationship of net selling price to raw material costs, $3 of improved operating performance in manufacturing, $3 reduction of business integration expense and $1 of acquisition volume partially offset by $3 from volume decline described above as the majority of the segment’s costs are variable.  The Flexible Packaging business improved from an operating loss of $3 (-1% of sales) in the Prior Quarter to operating income of $2 (1% of sales) in the Quarter.  This improvement is primarily attributed to a $2 improvement in the relationship of net selling price to raw material costs, $3 reduction of depreciation and amortization expense and $2 reduction of business integration expense partially offset by $1 increase in selling, general and administrative costs and $1 from volume decline described above as the majority of the segment’s costs are variable.

Other Expense (Income), Net. Other expense change is primarily related to fair value adjustments for the interest rate swaps.

Interest Expense.  Interest expense remained flat at $81 for the Quarter and the Prior Quarter.

Interest Income.  Interest income increased from $26 in the Prior Quarter to $34 in the Quarter primarily attributed to the non-cash interest and accretion income from our investments in Berry Group’s senior unsecured term loan.

Income Tax Expense (Benefit).  For the Quarter, we recorded an income tax expense of $20 based on our annual forecasted effective tax rate compared to $10 in the Prior Quarter.

Net Income (Loss).  Net income improved from $13 in the Prior Quarter to $31 in the Quarter for the reasons discussed above.

Comparison of the Three Quarterly Periods Ended June 30, 2012 (the “YTD”) and the Three Quarterly Periods Ended July 2, 2011 (the “Prior YTD”)

Net Sales.  Net sales increased from $3,332 in the Prior YTD to $3,562 in the YTD.  This increase is primarily attributed to acquisition volume of 11% relating to the Rexam SBC and Filmco acquisition and increased selling prices of 4% partially offset by a volume decline of 8%.  The following discussion in this section provides a comparison of net sales by business segment.

	Three Quarterly Periods Ended
	June 30, 2012	July 2, 2011	$ Change	% Change
Net sales:
Rigid Open Top	$912	$905	$7	1%
Rigid Closed Top	1,085	746	339	45%
Engineered Materials	1,010	1,083	(73)	(7%)
Flexible Packaging	555	598	(43)	(7%)
Total net sales	$3,562	$3,332	$230	7%

Net sales in the Rigid Open Top business increased from $905 in the Prior YTD to $912 in the YTD as a result of net selling price increases of 5% partially offset by a volume decline of 4%.  The volume decline is primarily attributed to the Company pursuing a strategy to improve profitability in products with historically lower margins.  Net sales in the Rigid Closed Top business increased from $746 in the Prior YTD to $1,085 in the YTD primarily as a result of 47% acquisition volume attributed to Rexam SBC acquisition and net selling price increases of 2% partially offset by a volume decline of 4%.  The volume decline is primarily attributed to general market softness.  The Engineered Materials business net sales decreased from $1,083 in the Prior YTD to $1,010 in the YTD as a result of a volume decline of 10% partially offset by net selling price increases of 3%.  The volume decline is primarily attributed to a decrease in sales volumes due to the strategy we implemented in fiscal 2011 to improve margins in markets were our products were historically undervalued.  Net sales in the Flexible Packaging business decreased from $598 in the Prior YTD to $555 in the YTD as a result of a volume decline of 12% partially offset by 5% net selling price increases.  The volume decline is primarily due to a decrease in sales volumes due to the strategy implemented in fiscal 2011 discussed above.

Operating Income.  Operating income increased from $149 (4% of Net Sales) in the Prior YTD to $218 (6% of Net Sales) in the YTD.  This increase is primarily attributed to $47 from the relationship of net selling price to raw material costs, $21 decrease of depreciation expense, $8 decrease in amortization expense, $6 decrease of integration expenses, and $15 of improved manufacturing efficiencies partially offset by $24 from volume declines described above, $3 of increased selling, general and administrative expenses and $1 of operating loss from acquisitions.  The operating income from acquisition for periods without comparable prior year activity includes $24 of selling, general and administrative expenses, $8 of business integration expenses and $10 of amortization expense.  The following discussion in this section provides a comparison of operating income by business segment.

	Three Quarterly Periods Ended
	June 30, 2012	July 2, 2011	$ Change	% Change
Operating income (loss):
Rigid Open Top	$122	$102	$20	20%
Rigid Closed Top	58	57	1	2%
Engineered Materials	39	14	25	179%
Flexible Packaging	(1)	(24)	23	96%
Total operating income	$218	$149	$69	46%

Operating income for the Rigid Open Top business increased from $102 (11% of net sales) in the Prior YTD to $122 (13% of sales) in the YTD.  This increase is primarily attributed to a $26 improvement in the relationship of net selling price to raw material costs and $5 reduction of depreciation and amortization expense partially offset by a decline in manufacturing efficiencies of $6, $4 from volume declines described above and $4 increase of selling, general and administrative expenses. Operating income for the Rigid Closed Top business increased from $57 (8% of sales) in the Prior YTD to $58 (5% of net sales) in the YTD.  This increase is primarily attributed to a $16 increase of manufacturing efficiencies, $2 reduction of selling, general and administrative expense and $8 reduction of depreciation and amortization expense offset by negative $2 from acquisition volume, $6 decrease in the relationship of net selling price to raw material costs, $8 from the volume decline described above and $8 of increase business integration expense. Operating income for the Engineered Materials business improved from $14 (1% of net sales) in the Prior YTD to $39 (4% of net sales) in the YTD.  This increase is primarily attributed to a $13 improvement in the relationship of net selling price to raw material costs, $9 of improved operating performance in manufacturing, $4 reduction of depreciation and amortization expense, $1 from acquisition volume and $6 of reduced business integration expenses partially offset by $7 of volume decline described above as the majority of the segment’s costs are variable and $1 increase in selling, general and administrative expenses.  Operating loss for the Flexible Packaging business improved from $24 (-4% of net sales) in the Prior YTD to $1 (0% of net sales) in the YTD.  This improvement is primarily attributed to a $14 improvement in the relationship of net selling price to raw material costs, $9 reduction of business integration costs and $11 reduction of depreciation and amortization expense partially offset by $4 from the volume decline and a $3 decline in manufacturing efficiencies.

Other Expense (Income) Net. Other expense (income) moved from expense of $67 in the Prior YTD to income of $1 in the YTD.  The Prior YTD Other expense is primarily related to the loss on extinguishment of debt of $68 attributed to the write-off of deferred fees, debt discount and the premiums paid related to the debt extinguishment of the Company’s 8⅞% Second Priority Senior Secured Notes partially offset by a gain attributed to the fair value adjustment for our interest rate swaps.  The YTD Other expense is primarily related to fair value adjustments for the interest rate swaps.

Interest Expense.  Interest expense increased from $242 in the Prior YTD to $245 in the YTD primarily as a result of increased borrowings to finance the acquisitions of Rexam SBC and Filmco.

Interest Income.  Interest income increased from $74 in the Prior YTD to $99 in the YTD primarily attributed to the non-cash interest and accretion income from our investments in Berry Group’s senior unsecured term loan.

Income Tax Expense (Benefit).  For the YTD, we recorded an income tax expense of $29 or an effective tax rate of 40% compared to an income tax benefit of $27 or an effective tax rate of 31% in the Prior YTD due to the relative impact of non-deductible items and valuation allowance.

Net Income (Loss).  Net income (loss) improved from a net loss of $59 in the Prior YTD to net income of $44 in the YTD for the reasons discussed above.

Liquidity and Capital Resources

Senior Secured Credit Facility
The Company’s senior secured credit facilities consist of $1,200 term loan and $650 asset based revolving line of credit (“credit facility”).  The term loan matures in April 2015 and the revolving line of credit matures in June 2016, subject to certain conditions.  The availability under the revolving line of credit is the lesser of $650 or an amount based on a defined borrowing base which is calculated based on available accounts receivable and inventory.  The revolving line of credit allows up to $130 of letters of credit to be issued instead of borrowings under the revolving line of credit.  At June 30, 2012, the Company had $163 outstanding on the revolving credit facility, $39 outstanding letters of credit and a $54 borrowing base reserve providing unused borrowing capacity of $394 under the revolving line of credit.  The Company was in compliance with all covenants as of June 30, 2012.

Our fixed charge coverage ratio, as defined in the revolving credit facility, is calculated based on a numerator consisting of adjusted EBITDA less pro forma adjustments, income taxes paid in cash and capital expenditures, and a denominator consisting of scheduled principal payments in respect of indebtedness for borrowed money, interest expense and certain distributions.  We are obligated to sustain a minimum fixed charge coverage ratio of 1.0 to 1.0 under the revolving credit facility at any time when the aggregate unused capacity under the revolving credit facility is less than 10% of the lesser of the revolving credit facility commitments and the borrowing base (and for 10 business days following the date upon which availability exceeds such threshold) or during the continuation of an event of default.  At June 30, 2012, the Company had unused borrowing capacity of $394 under the revolving credit facility and thus was not subject to the minimum fixed charge coverage ratio covenant.  Our fixed charge ratio was 1.8 to 1.0 at June 30, 2012.
Despite not having financial maintenance covenants, our debt agreements contain certain negative covenants.  The failure to comply with these negative covenants could restrict our ability to incur additional indebtedness, effect acquisitions, enter into certain significant business combinations, make distributions or redeem indebtedness.  The term loan facility contains a negative covenant first lien secured leverage ratio covenant of 4.0 to 1.0 on a pro forma basis for a proposed transaction, such as an acquisition or incurrence of additional first lien debt.  Our first lien secured leverage ratio was 3.1 to 1.0 at June 30, 2012.

A key financial metric utilized in the calculation of the first lien leverage ratio is Adjusted EBITDA as defined in the Company’s senior secured credit facilities.  The following table reconciles our Adjusted EBITDA for the twelve months ended and quarterly period ended June 30, 2012 to net income (loss).

	June 30, 2012
	Four Quarters Ended	Quarterly Period Ended
Adjusted EBITDA	$784	$203
Net interest expense	(199)	(47)
Depreciation and amortization	(355)	(86)
Income tax expense	(46)	(20)
Business optimization and other expense	(59)	(11)
Restructuring and impairment (a)	(215)	(4)
Pro forma acquisitions	(16)	(2)
Unrealized cost savings	(21)	(2)
Net income (loss)	$(127)	$31

Cash flow from operating activities	$399	$124
Cash flow from investing activities	(614)	(122)
Cash flow from financing activities	83	5
(a)	Includes $165 of non-cash goodwill impairment and $39 of non-cash asset impairments in the four quarters ended June 30, 2012.

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

Cash Flows
Net cash provided by operating activities increased from $205 in the Prior YTD to $278 in the YTD.  This increase is primarily attributed to improved working capital and improved operating performance.

Net cash used for investing activities increased from $126 in the Prior YTD to $217 in the YTD primarily as a result of increased capital spending, the acquisition of Stopaq and the Company’s investment in Berry Group debt securities.  Our capital expenditures are forecasted to be approximately $230 for fiscal 2012 and will be funded from cash flows from operating activities and existing liquidity.

Net cash used for financing activities was $55 in the Prior YTD compared to $64 in the YTD.  The change is primarily attributed to the net cash used for repayments on long term borrowings.

Based on our current level of operations, we believe that cash flow from operations and available cash, together with available borrowings under our senior secured credit facilities, will be adequate to meet our short-term liquidity needs over the next twelve months.  We base such belief on historical experience and the funds available under the senior secured credit facilities.  In addition, we believe that we have the business strategy and resources to generate free cash flow from operations in the long-term.  We do not expect this free cash flow to be sufficient to cover all long-term debt obligations and intend to re-finance these obligations prior to maturity.  This will require market conditions to allow for such re-financing.  However, we cannot predict our future results of operations and our ability to meet our obligations involves numerous risks and uncertainties, including, but not limited to, those described in the Risk Factors section of our Form 10-K filed with the SEC for the fiscal year ended October 1, 2011.  In particular, increases in the cost of resin which we are unable to pass through to our customers on a timely basis or significant acquisitions could severely impact our liquidity.

The Company has certain assets that are measured at fair value on a non-recurring basis when impairment indicators are present.  The assets are adjusted to fair value only when the carrying values exceed the fair values.  The categorization of the framework used to price the assets is considered a Level 3, due to the subjective nature of the unobservable inputs used to determine the fair value.  These assets include primarily our definite lived and indefinite lived intangible assets, including Goodwill and our property plant and equipment.  The Company conducted our annual step one evaluation of goodwill and other intangibles as of the first date of the fourth quarter and preliminarily determined no impairment existed for any of our reporting units.  The Company has experienced volume declines in certain of our reporting units, however our cost reduction initiatives and profitability in these reporting units have been consistent with our estimated operating plan and previous cash flow estimates and we believe that our long term forecasts are still appropriate. We have utilized a consistent methodology with prior years, which leverages a six year discounted cash flow analysis with a terminal year in combination with a comparable company market approach to determine the fair value of our reporting units.

Item 3.              Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

We are exposed to market risk from changes in interest rates primarily through our senior secured credit facilities, senior secured first priority notes and second priority senior secured notes.  Our senior secured credit facilities are comprised of (i) a $1,200 term loan and (ii) a $650 revolving credit facility.  At June 30, 2012, the Company had $163 outstanding on the revolving credit facility.  The net outstanding balance of the term loan was $1,137 at June 30, 2012.  Borrowings under our senior secured credit facilities bear interest, at our option, at either an alternate base rate or an adjusted LIBOR rate for a one-, two-, three- or six month interest period, or a nine- or twelve-month period, if available to all relevant lenders, in each case, plus an applicable margin.  The alternate base rate is the mean the greater of (i) in the case of our term loan, Credit Suisse’s prime rate or, in the case of our revolving credit facility, Bank of America's prime rate and (ii) one-half of 1.0% over the weighted average of rates on overnight Federal Funds as published by the Federal Reserve Bank of New York.  Our $681 of senior secured first priority notes accrue interest at a rate per annum, reset quarterly, equal to LIBOR plus 4.75%. Our second priority senior secured floating rate notes of $210 bear interest at a rate of LIBOR plus 3.875% per annum, which resets quarterly.

At June 30, 2012, the LIBOR rate of 0.46% was applicable to the term loan, first priority senior secured floating rate notes and second priority senior secured floating rate notes.  If the LIBOR rate increases 0.25% and 0.50%, we estimate an annual increase in our interest expense of $3 and $6, respectively.

In November 2010, the Company entered into two separate interest rate swap transactions to protect $1 billion of the outstanding variable rate term loan debt from future interest rate volatility.  The first agreement had a notional amount of $500 and became effective in November 2010.  The agreement swaps three month variable LIBOR contracts for a fixed three year rate of 0.8925% and expires in November 2013.  The second agreement had a notional amount of $500 and became effective in December 2010.  The agreement swaps three month variable LIBOR contracts for a fixed three year rate of 1.0235% and expires in November 2013.  The counterparties to these agreements are with global financial institutions.  In August 2011, the Company began utilizing 1-month LIBOR contracts for the underlying senior secured credit facility.  The Company’s change in interest rate selection caused the Company to lose hedge accounting on both of the interest rate swaps.  The Company recorded subsequent changes in fair value in the Consolidated Statement of Operations and will amortize the unrealized losses to Interest expense through the end of the respective swap agreements.  A 0.25% change in LIBOR would not have a material impact on the fair value of the interest rate swaps.

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

The Company's management, with the participation of the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures as of June 30, 2012.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2012, the design and operation of our disclosure controls and procedures were effective at the reasonable assurance level.

(b)	Changes in internal controls.

There was no change in our internal control over financial reporting that occurred during the quarter ended     June 30, 2012.

Part II.  Other Information

Item 1.               Legal Proceedings

There have been no material changes in legal proceedings from the items disclosed in our Form 10-K filed with the SEC for the fiscal year ended October 1, 2011.

Item 1A.            Risk Factors

You should carefully consider the risks described in our Form 10-K filed with the SEC for the fiscal year ended October 1, 2011, including those under the heading Risk Factors and other information contained in this Quarterly Report before investing in our securities. Realization of any of these risks could have a material adverse effect on our business, financial condition, cash flows and results of operations.  There were no material changes in the Company’s risk factors since those described in our Form 10-K filed with the SEC for the fiscal year ended October 1, 2011.

Item 2.               Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable

Item 3.               Defaults Upon Senior Securities

Not Applicable

Item 4.               Mine Safety Disclosures

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

August 13, 2012

By: /s/ James M. Kratochvil
                                                                                                         James M. Kratochvil

     Chief Financial Officer (Principal Financial and Accounting Officer)