Form 10-K/A
period 2011-10-01
BERRY PLASTICS CORP
filed 2012-09-07
CIK 919465

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

[X]       Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended
October 1, 2011
or

[  ]    Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number 003-75706-01
BERRY PLASTICS CORPORATION
(exact name of registrant as specified in charter)

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934.  Yes [X]  No [   ]

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.  Yes [  ]  No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes [ X]  No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A:  Not applicable.

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

(a)  101 Oakley Street, Evansville, IN 47710

EXPLANATORY NOTE

Berry Plastics Corporation (“Berry” or the Company) is filing this amendment to its Annual Report on Form 10-K for the year ended October 1, 2011 (this “Amendment” or “Form 10K/A”) as originally filed with the Securities and Exchange Commission (the “SEC”) on December 19, 2011 (the “Original Filing”), to amend the following items:

•         Disclosure in our Management’s Discussion and Analysis (MD&A)  critical accounting policy Goodwill and Other Indefinite Lived Intangible Assets, which we are revising to provide additional discussion about our non-cash goodwill impairment;

•         Disclosure in our MD&A, which we are revising to provide our readers with a more quantitative analysis and additional discussion around the results from our operations;

•         The presentation of out Guarantor and Non-Guarantor Financial Information.  The Company has notes outstanding which are fully, jointly, severally, and unconditionally guaranteed by substantially all of Berry’s domestic subsidiaries.  Separate narrative information or financial statements of the guarantor subsidiaries have not been included because they are 100% wholly owned by the parent company and the guarantor subsidiaries unconditionally guarantee such debt on a joint and several basis.  Our guarantor financial information includes substantially all of our domestic operating subsidiaries and our non-guarantor subsidiaries include our foreign subsidiaries and BP Parallel, LLC, a domestic non-guarantor subsidiary that was established to repurchase debt obligations of the Company and Berry Plastics Group, Inc., the parent company of the Company.  These debt repurchases were all made in open-market transactions with third parties.  See footnotes three and eleven for additional discussion of these transactions.

The Company has revised its presentation for the Guarantor and Non-Guarantor Financial Information in this Amendment.  The Company uses the equity method to account for its investment in its subsidiaries.  The revised presentation separates the intercompany receivable balance that was previously included in our Parent Company – Investment in Subsidiary line item on the balance sheet.  The revised presentation also separates the intercompany payable from total equity.  There is no stated redemption date on these intercompany balances, so they are recorded as a current asset and a current liability in our balance sheet.  We have also revised the presentation of our statement of cash flows and reclassified the activity for our Parent Company from Operating Activities to Investing Activities and for our Guarantor and Non-Guarantor subsidiaries from Operating Activities to Investing and Financing Activities.  The principal elimination entries eliminate investments in subsidiaries, intercompany balances and repurchases of debt obligations of Berry Plastics Corporation by BP Parallel, LLC.

This Amendment amends the following sections of the Original Filing:

Item 7 -     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 8 -     Financial Statements and Supplementary Data.

Item 9A - Controls and Procedures

Item 15 - Exhibits to Financial Statements and Schedules

In addition, the Company’s Chief Executive Officer and Chief Financial Officer have provided new certifications in connection with this Amendment No. 1 (Exhibits 31.1, 31.2, 32.1, and 32.2).

Except as described above, no other amendments have been made to the Original Filing.  This amendment does not reflect any events that have occurred subsequent to the date of the Original Filing and speaks only as of such date.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-K/A for the fiscal period ending October 1, 2011 (“fiscal 2011”) and comparable periods October 2, 2010 (“fiscal 2010”), and September 26, 2009 (“fiscal 2009”) includes "forward-looking statements," within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), with respect to our financial condition, results of operations and business and our expectations or beliefs concerning future events.  Such statements include, in particular, statements about our plans, strategies and prospects under the headings "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and "Business."  You can identify certain forward-looking statements by our use of forward-looking terminology such as, but not limited to, "believes," "expects," "anticipates," "estimates," "intends," "plans," "targets," "likely," "will," "would," "could" and similar expressions that identify forward-looking statements.  All forward-looking statements involve risks and uncertainties.  Many risks and uncertainties are inherent in our industry and markets. Others are more specific to our operations.  The occurrence of the events described and the achievement of the expected results depend on many events, some or all of which are not predictable or within our control. Actual results may differ materially from the forward-looking statements contained in this Form 10-K/A.  Factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include:

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

•         general business and economic conditions, particularly an economic downturn; and

•         the other factors discussed in the “Risk Factors” section of our Form 10-K

We caution you that the foregoing list of important factors may not contain all of the material factors that are important to you. In addition, in light of these risks and uncertainties, the matters referred to in the forward-looking statements contained in this Form 10-K/A may not in fact occur. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.

                                                                                                        4

                                                                                 TABLE OF CONTENTS

                                       FORM 10-K/A FOR THE FISCAL YEAR ENDED OCTOBER 1, 2011

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

Raw Material Trends. Our primary raw material is plastic resin.  Polypropylene and polyethylene account for more than 90% of our plastic resin purchases based on the pounds purchased.  Plastic resins are subject to price fluctuations, including those arising from supply shortages and changes in the prices of natural gas, crude oil and other petrochemical intermediates from which resins are produced.  The average industry prices, as published in Chem Data, per pound were as follows by fiscal year:

	Polyethylene Butene Film			Polypropylene
	2011	2010	2009	2011	2010	2009
1st quarter	$ .68	$ .71	$.67	$.78	$.70	$.56
2nd quarter	.72	.67	.59	.95	.82	.46
3rd quarter	.79	.68	.64	1.08	.84	.53
4th quarter	.73	.62	.68	.98	.77	.67

We expect that plastic resin cost volatility will continue in calendar year 2012 as prices are expected to increase in the first half of the year before returning to more normalized levels.  Substantial increases in most commodity grades have been announced for the second fiscal quarter, with large increases expected in polypropylene, which is seasonally affected by winter turnarounds at the refineries.  Due to differences in the timing of passing through resin cost changes to our customers on escalator/de-escalator programs, segments are negatively impacted in the short term when plastic resin costs increase and are positively impacted when plastic resin costs decrease.  During fiscal 2011, the Company made progress towards shortening these timing lags, but we still have a number of customers whose prices adjust quarterly based on various index prices.  This timing lag in passing through raw material increases could negatively affect our results if plastic resin costs increase.

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

We continue to believe that both the Rexam Specialty Beverage and Closures (“Rexam SBC”) and LINPAC Packaging Filmco, Inc. (“Filmco”) acquisitions completed at the end of fiscal 2011 will be accretive to our operations.  The integration of each of these businesses remains on track and is in line with our expectations.  The Filmco business is scheduled to be converted to the Berry IT platform during the first fiscal quarter of 2012, and the domestic Rexam SBC facilities are expected to be completely converted by the end of the first fiscal quarter of 2013.  We believe that both acquisitions are a fit with our existing product platforms, and we look forward to developing additional opportunities in both businesses throughout fiscal 2012.

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

Discussion of Results of Operations for Fiscal 2011 Compared to Fiscal 2010

Net Sales.  Net sales increased to $4,561 for fiscal 2011 from $4,257 for fiscal 2010.  This increase is primarily attributed to increased selling prices of 9% as a result of higher plastic resin costs as noted in the “Raw Material Trends” section above and the company pursuing a strategy to improve product profitability in markets with historically lower margins and acquisition volume growth of 5% partially offset by a base volume decline of 7%.  The following discussion in this section provides a comparison of net sales by business segment.

	Fiscal years ended
	2011	2010	$ Change	% Change
Net sales:
Rigid Open Top	$1,291	$1,192	$ 99	8%
Rigid Closed Top	1,053	970	83	9%
Specialty Films	1,609	1,433	176	12%
Tapes, Bags and Coatings	608	662	(54)	(8%)
Total net sales	$4,561	$4,257	$304	7%

Net sales in the Rigid Open Top business increased from $1,192 in fiscal 2010 to $1,291 in fiscal 2011 as a result of net selling price increases of 9% due to the factors noted above and acquisition growth attributed to Superfos of 1% partially offset by a base volume decline.  The base volume decline is primarily attributed to a decrease in sales volumes in various container products due to market softness partially offset by continued volume growth in thermoforming drink cups as capital investments from prior periods provided additional capacity.  Net sales in the Rigid Closed Top business increased from $970 in fiscal 2010 to $1,053 in fiscal 2011 as a result of net selling price increases of 6% due to the factors noted above and acquisition volume growth attributed to Rexam SBC of 4% partially offset by a base volume decline.  The base volume decline is primarily attributed to a decrease in sales volumes in closures and tubes due to softness in the personal care market.  Net sales in the Specialty Films business increased from $1,433 in fiscal 2010 to $1,609 in fiscal 2011 as a result of net selling price increases of 11% and acquisition volume growth of 12% partially offset by a 10% base volume decline.  The base volume decline is primarily attributed to a decrease in sales volumes in institutional can liners, personal care films, barrier films and stretch film due to the Company strategically addressing products with profitability that was lower than the value we believed our product provided to our customers.  Net sales in the Tapes, Bags and Coatings business decreased from $662 in fiscal 2010 to $608 in fiscal 2011 primarily as a result of base volume declines of 15% partially offset by net selling price increases of 7%.  The base volume decline is primarily attributed to a decrease in sales volumes in bags and sheeting due to the loss of the private label Wal-Mart waste bag business and our decision to exit certain sheeting businesses during fiscal 2010.

Operating Income.  Operating income decreased from $124 in fiscal 2010 to $42 in fiscal 2011.  This decrease is primarily attributed to a $165 non-cash goodwill impairment, $11 increase in integration and business optimization expenses excluding acquisition activity for periods without comparable prior year activity, $9 of operating losses from acquisitions for periods without comparable prior year activity, $15 increase in depreciation expense excluding acquisition activity for periods without comparable prior year activity and $13 from base volume decline described above partially offset by $61 from the relationship of net selling price to raw material costs, $5 decrease in amortization expense excluding acquisition activity for periods without comparable prior year activity and $48 of improved operating performance.  The operating loss from acquisition for periods without comparable prior year activity includes $2 of selling, general and administrative expenses and $4 of amortization expense.  The following discussion in this section provides a comparison of operating income by business segment.

	Fiscal years ended
	2011	2010	$ Change	% Change
Operating income (loss):
Rigid Open Top	$156	$124	$ 32	26%
Rigid Closed Top	77	73	4	5%
Specialty Films	(187)	(54)	(133)	(246%)
Tapes, Bags and Coatings	(4)	(19)	15	79%
Total operating income	$ 42	$124	$(82)	(66%)

Operating income for the Rigid Open Top business increased from $124 (10% of net sales) for fiscal 2010 to $156 (12% of net sales) in fiscal 2011.  This increase is primarily attributed to $19 of improved operating performance in manufacturing, $22 from the relationship of net selling price to raw material costs and $4 reduction of business optimization expense partially offset by $9 of higher selling, general and administrative expenses attributed to increased accrued performance compensation and $8 of higher depreciation and amortization expense.  Operating income for the Rigid Closed Top business increased from $73 (8% of net sales) for fiscal 2010 to $77 (7% of net sales) in fiscal 2011.  This increase is primarily attributed to $16 of improved operating performance in manufacturing and $4 of operating income from acquisitions partially offset by a $2 negative relationship of net selling price to raw material costs, $3 of higher selling, general and administrative costs attributed to increased accrued performance compensation, $5 increase in restructuring costs and $4 decline from base volume.  Specialty Films operating loss increased from $54 (negative 4% of net sales) in fiscal 2010 to $187 (negative 12% of net sales) in fiscal 2011.  This increase is primarily attributed to an $165 non-cash goodwill impairment charge, $13 from base volume decline described above as the majority of the segment’s costs are variable and $5 increase in depreciation partially offset by $3 of improved operating performance, $33 improvement from the relationship of net selling price to raw material costs, $9 of lower selling, general and administrative expenses and $5 from acquisitions.  Operating loss for the Tapes, Bags and Coatings business decreased from $19 (negative 3% of net sales) for fiscal 2010 to $4 (negative 1% of net sales) in fiscal 2011.  This improvement is primarily attributed to $8 improvement in the relationship of net selling price to raw material costs, $10 from improved operating performance, $3 of lower depreciation partially offset by increased restructuring charges of $7.

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

Discussion of Results of Operations for Fiscal 2010 Compared to Fiscal 2009

Net Sales.  Net sales increased to $4,257 for fiscal 2010 from $3,187 for fiscal 2009.  This increase includes base volume growth of 7% due to the company electing to aggressively protect market share during a soft economic period and acquisition volume growth of 27% attributed to Pliant and Superfos.  The following discussion in this section provides a comparison of net sales by business segment.

	Fiscal years ended
	2010	2009	$ Change	% Change
Net sales:
Rigid Open Top	$1,192	$1,063	$129	12%
Rigid Closed Top	970	857	113	13%
Specialty Films	1,433	551	882	160%
Tapes, Bags and Coatings	662	716	(54)	(8%)
Total net sales	$4,257	$3,187	$1,070	34%

Net sales in the Rigid Open Top business increased from $1,063 in fiscal 2009 to $1,192 in fiscal 2010 as a result of base volume growth of 9% and acquisition growth attributed to Superfos.  The base volume growth is primarily attributed to increased sales volumes in various container products and continued volume growth in thermoforming drink cups resulting in the company electing to expand our thermoformed drink cup capacity with significant capital investment in fiscal 2010.  Net sales in the Rigid Closed Top business increased from $857 in fiscal 2009 to $970 in fiscal 2010 as a result of base volume growth of 14% partially offset by net selling price decreases of 1%.  The base volume growth is primarily attributed to increased sales volumes in closures and bottles due to factors listed above.  Net sales in the Specialty Films business increased from $551 in fiscal 2009 to $1,433 in fiscal 2010 as a result of net selling price increases of 4%, acquisition volume growth attributed to Pliant and base volume growth of 8% due to factors listed above.  Net sales in the Tapes, Bags and Coatings business decreased from $716 in fiscal 2009 to $662 in fiscal 2010 primarily as a result of net selling price decreases of 3% and base volume decline of 4% due to factors listed above.

Operating Income.  Operating income decreased from $186 in fiscal 2009 to $124 in fiscal 2010.  This decrease is primarily attributed to $13 increase integration and business optimization expenses excluding acquisition activity for periods without comparable prior year activity, $31 of operating losses from acquisitions for periods without comparable prior year activity, $11 increase in depreciation expense excluding acquisition activity for periods without comparable prior year activity and $72 from the relationship of net selling price to raw material costs partially offset by $47 from base volume growth described above, $6 decrease in amortization expense excluding acquisition activity for periods without comparable prior year activity, $6 of lower selling general and administrative expense excluding the impact of acquisition activity for periods without comparable prior year activity and $3 of improved operating performance.  The operating loss from acquisition for periods without comparable prior year activity includes $49 of selling, general and administrative expenses, $40 of integration and business optimization expense and $17 of amortization expense.  The following discussion in this section provides a comparison of operating income by business segment.

	Fiscal years ended
	2010	2009	$ Change	% Change
Operating income (loss):
Rigid Open Top	$124	$118	$ 6	5%
Rigid Closed Top	73	59	14	24%
Specialty Films	(54)	(10)	(44)	(440%)
Tapes, Bags and Coatings	(19)	19	(38)	(200%)
Total operating income	$124	$186	$(62)	(33%)

Operating income for the Rigid Open Top business increased from $118 (11% of net sales) for fiscal 2009 to $124 (10% of net sales) in fiscal 2010.  The increase is attributed to $21 increase from base volume growth, $5 of lower selling, general and administrative expenses, $18 reduction of integration and business optimization expense and $6 from acquisitions partially offset by a $30 negative relationship of net selling price to raw material cost, $6 increase in depreciation expense and an $8 decline in operations.  Operating income for the Rigid Closed Top business increased from $59 (7% of net sales) for fiscal 2009 to $73 (8% of net sales) in fiscal 2010.  The increase is primarily attributable to $27 from base volume growth and $2 from improved operating performance in manufacturing partially offset by a $12 negative relationship of net selling price to raw material cost.  Operating loss for the Specialty Films business increased from $10 (negative 2% of net sales) for fiscal 2009 to $54 (negative 4% of net sales) in fiscal 2010.  The increased operating loss is primarily attributable to $37 from acquisitions, including $22 of transaction costs, $11 negative relationship of net selling price to raw material cost and $12 increase of integration and business optimization expense partially offset by $1 lower depreciation and amortization expense, $4 from base volume growth, $4 from improved operating performance in manufacturing partially and $2 of lower selling, general and administrative expenses.  Tapes, Bags and Coatings business declined from $19 (3% of net sales) of operating income for fiscal 2009 to $19 (negative 3% of net sales) of operating loss in fiscal 2010.  The increased operating loss is primarily attributable to $5 decline from base volume loss, $18 increase of integration and business optimization expense and $19 negative relationship of net selling price to raw material cost partially offset by a $4 improvement in operations.

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

Our fixed charge coverage ratio, as defined in the revolving credit facility, is calculated based on a numerator consisting of adjusted EBITDA less pro forma adjustments, income taxes paid in cash and capital expenditures, and a denominator consisting of scheduled principal payments in respect of indebtedness for borrowed money, interest expense and certain distributions.  We are obligated to sustain a minimum fixed charge coverage ratio of 1.0 to 1.0 under the revolving credit facility at any time when the aggregate unused capacity under the revolving credit facility is less than 10% of the lesser of the revolving credit facility commitments and the borrowing base (and for 10 business days following the date upon which availability exceeds such threshold) or during the continuation of an event of default.  At the end of fiscal 2011, the Company had unused borrowing capacity of $417 under the revolving credit facility subject to a borrowing base and thus was not subject to the minimum fixed charge coverage ratio covenant.  Our fixed charge ratio was 1.6 to 1.0 at the end of fiscal 2011.

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

Fiscal 2011
Adjusted EBITDA	$ 750
Net interest expense	(221)
Depreciation and amortization	(344)
Income tax benefit	11
Business optimization expense	(37)
Restructuring and impairment (a)	(221)
8⅞% Second Priority Notes extinguishment (b)	(68)
Other	(5)
Pro forma acquisitions	(55)
Unrealized cost savings	(39)
Net loss	$(229)

Cash flow from operating activities	$ 326
Cash flow from investing activities	$(523)
Cash flow from financing activities	$91

(a)       Includes $165 of non-cash goodwill impairment and $35 of non-cash asset impairments.

(b)       Includes $14 of non-cash write off of deferred financing fees, $17 of non-cash write off of debt discount and $37 of premiums paid for extinguishment of debt.

For comparison purposes, the following table reconciles our adjusted EBITDA for the quarterly period ended October 1, 2011, and October 2, 2010, to net loss.

	Quarterly Period Ended
	October 1, 2011	October 2, 2010

Adjusted EBITDA	$ 200	$ 191
Net interest expense	(53)	(63)
Depreciation and amortization	(92)	(85)
Income tax (expense) benefit	(17)	2
Business optimization expense	(14)	(13)
Restructuring and impairment (a)	(185)	(14)
Other	2	7
Pro forma acquisitions	(7)	(18)
Unrealized cost savings	(5)	(20)
Net loss	($171)	$(13)

Cash flow from operating activities	$ 121	$ 90
Cash flow from investing activities	$(397)	$ (59)
Cash flow from financing activities	$147	$ (69)

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

As of October 1, 2011, BP Parallel had invested $191 to purchase assignments of $548 of the Berry Group Senior Unsecured Term Loan.  In fiscal 2010, BP Parallel LLC invested $25 to purchase assignments of $33 principal of the Senior Unsecured Term Loan.  BP Parallel did not purchase assignments in 2011.  We have the intent and ability to hold the security to maturity.  The investment is stated at amortized cost and the discount is being accreted under the effective interest method to interest income until the maturity of the debt in June 2014.  We have recorded the investment in Other assets in the Consolidated Balance Sheet with the fair value of the investments exceeding book value by $159 at fiscal year-end 2011.  We record the interest income and the income from the discount on the purchase of Senior Unsecured Term Loan in Interest income in the Consolidated Statements of Operations.  We have recognized $102 and $75 of interest and accretion income in fiscal 2011 and fiscal 2010, respectively.  The remaining balance outstanding at the end of fiscal 2011 of Senior Unsecured Term Loan was $56.

Contractual Obligations and Off Balance Sheet Transactions

Our contractual cash obligations at the end of fiscal 2011 are summarized in the following table.

	Payments due by period as of the end of fiscal 2011
	Total	< 1 year	1-3 years	4-5 years	> 5 years
Long-term debt, excluding capital leases	$4,486	$ 12	$ 235	$2,937	$1,302
Capital leases (a)	120	27	48	33	12
Fixed interest rate payments (b)	1,536	248	473	402	413
Variable interest rate payments (c)	208	52	123	33	—
Operating leases	247	47	63	46	91
Funding of pension and other postretirement obligations (d)	8	8	—	—	—
Total contractual cash obligations	$6,605	$394	$942	$3,451	$1,818

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

Cash Flows from Operating Activities

Net cash provided by operating activities was $326 for fiscal 2011 compared to $112 of cash flows provided by operating activities for fiscal 2010.  The change is primarily the result of a $115 improvement in working capital and improved profitability, excluding non-cash charges.

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

Net cash used for investing activities was $364 for fiscal 2009 compared to net cash used of $655 for fiscal 2008.  The change is primarily a result of the acquisition of Captive Plastics, Inc. (“Captive”) in fiscal 2008 partially offset by increased capital spending and the investment in Berry Group’s Senior Unsecured Term Loan in fiscal 2009.

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

Goodwill and Indefinite Lived Intangibles.  We are required to perform a review for impairment of goodwill and other indefinite lived intangibles to evaluate whether events and circumstances have occurred that may indicate a potential impairment, or on an annual basis. Goodwill is considered to be impaired if we determine that the carrying value of the reporting unit exceeds its fair value. Other indefinite lived intangibles are considered to be impaired if the carrying value exceeds the fair value.

In accordance with our policy, we completed our most recent annual evaluation for impairment of goodwill as of the first day of the fourth fiscal quarter of 2011. We utilized a six year discounted cash flow analysis with a terminal year in combination with a comparable company market approach to determine the fair value of our reporting units. As of October 2, 2011, we had four operating segments, Rigid Open Top, Rigid Closed Top, Specialty Films and Tapes, Bags & Coatings. Each of the operating segments has goodwill with the exception of the Tapes, Bags & Coatings segment. For purposes of conducting our annual goodwill impairment test, we have determined that our operating segments are the same as our reporting units. We determined that each of the components within each of our respective operating segments have similar economic characteristics and therefore should be aggregated into one reporting unit. We reached this conclusion because within each of our operating segments, we have similar products and production processes which allow us to share assets and resources across the product lines. We regularly realign our production equipment and manufacturing facilities in order to take advantage of cost savings opportunities, obtain synergies and create manufacturing efficiencies.  In addition, we utilize our research and development centers, design center, tool shops, and graphics center which all provide benefits to each of the operating segments and work on new products that can not only benefit one product line, but can benefit multiple product lines. We also believe that the goodwill is recoverable from the overall operations of the segment given the similarity in production processes, synergies from leveraging the combined resources, common raw materials, common research and development, similar margins and similar distribution methodologies.

The Company’s goodwill, fair value and carrying value of our reporting units are as follows:

			Goodwill as of
(in millions)	Fair Value as of July 2, 2011	Carrying Value as of July 2, 2011	October 1, 2011	October 2, 2010
Rigid Open Top	$ 2,110	$ 1,719	$ 690	$ 691
Rigid Closed Top	1,800	1,542	819	771
Specialty Films	865	982	86	238
			$ 1,595	$ 1,700

In connection with our annual impairment test in fiscal 2011, despite generating positive free cash flow in fiscal 2011, we determined that the estimated carrying value of the Specialty Films reporting unit calculated as part of the Step 1 impairment test declined by approximately $225 resulting in the reporting unit’s estimated carrying value exceeding its fair value. This determination required us to perform a Step 2 impairment analysis under ASC 350. Based on our valuation on the Step 2 impairment test, we recorded a goodwill impairment charge of $165. Following our impairment charge, the carrying value of our Specialty Films reporting unit was $817.

In fiscal 2011, we experienced a base volume decline of 11% in our Specialty Films segment. This base volume decline of 11% occurred because of a pricing strategy that we implemented in our second fiscal quarter and continued throughout the remainder of fiscal 2011.  This base volume decline of 11% compares to base volume growth of 4% used in our fiscal 2010 annual impairment test. The volume declines we experienced impacted most of our product lines, which included products acquired as part of the Pliant acquisition and integrated into our combined Specialty Films product lines. These price increases drove declines in our overall volumes when comparing fiscal 2011 to fiscal 2010. Since Pliant was acquired out of bankruptcy in the first quarter of fiscal 2010, we did not have a full year of operating results in fiscal 2010 and this resulted in an increase in our 2011 segment net sales of 12% due to the full year impact which offset this 11% loss in volume.  We assumed a 2011 net sales growth rate of 4% for Pliant within our fiscal 2010 annual impairment test compared to a 2% decline in Pliant’s actual net sales on a pro forma basis. This volume decline resulted in net sales of $1.5 billion for fiscal 2011 (as adjusted for selling price changes, primarily due to the fluctuation in the cost of plastics resins, our primary raw material input, which is largely passed through to customers) compared to the projected net sales of $1.7 billion used in our 2010 annual impairment test. This decline in net sales volume resulted in our assuming a lower sales volume base to grow future earnings during year one through year six of our discounted cash flow model, as we do not anticipate recovering the volume lost to competition as a result of the strategy mentioned above. As a result, the estimated carrying value of the Specialty Films Segment was reduced by approximately $65.

In addition, as a result of a more complete understanding of the Pliant business post integration and the focus on higher margin business noted above, we believe a higher level of capital investment is required in order to achieve desired segment margins. In our fiscal 2011 annual impairment test we estimated a required level of capital investment of 3-4% of sales in years one through six and a terminal year capital investment rate of 4% of sales compared to 2-3% of sales in years one through six and a terminal year capital investment rate of 3% of sales assumed in our fiscal 2010 annual impairment test.

When comparing our fiscal 2010 annual impairment test to our fiscal 2011 annual impairment test the increased levels of capital investment assumed in years one through six of our discounted cash flow model resulted in an estimated carrying value decline of approximately $85.  When comparing our fiscal 2010 annual impairment test to our fiscal 2011 annual impairment test the increased level of capital investment coupled with a lower sales base to grow future earnings mentioned above resulted in a terminal year reduction in the segment’s discounted future cash flows of approximately $75.

We expect to grow our Specialty Films segment in the future at 2-3% through the terminal year, where we have estimated that our terminal growth rate will remain at 3%. We believe the volume declines experienced in fiscal 2011 are primarily attributed to the pricing strategy mentioned above and are not an accurate reflection of the reporting unit’s long term growth rates. The goodwill in our Specialty Films segment consisted of goodwill from our Pliant acquisition ($226) and other previous flexible film acquisitions. If we continue to experience significant volume declines in future years, this could result in additional impairment charges to goodwill in our Specialty Films segment. In addition, if we are unable to maintain or improve our operating margin for our Specialty Films segment, this could also lead to additional impairment charges. A volume decline of greater than 3% in our Specialty Films segment could result in a future impairment.

We also completed our annual impairment test for our Rigid Open Top and Rigid Closed Top reporting units. The fair value of our Rigid Open Top and Rigid Closed Top reporting units substantially exceeded the carrying value of the reporting units by 23% and 17%, respectively for fiscal 2011. Our forecasts for Rigid Open Top and Rigid Closed Top include overall growth of 3-4% through and including the terminal year, which is 3%. Growth by reporting unit varies from year-to-year between segments. A significant decline in our revenue and earnings could result in an impairment charge; however, our Rigid Open Top and Rigid Closed Top reporting units have historically provided consistent operating cash flows excluding the restructuring charges and acquisition integrations that we have undertaken. We also performed our annual impairment test for fiscal 2011 of our indefinite lived intangible assets, which primarily relate to our Rigid Packaging business. The cash flow assumptions, growth rates and risks to these cash flows are similar to those used in our analysis to determine the fair value of our combined Rigid Packaging businesses. The annual impairment test did not result in any impairment as the fair value exceeded the carrying value. A decline of greater than 10% in the fair value of our trademarks could result in future impairments.

Given the uncertainty in economic trends, revenue and earnings growth, the cost of capital and other risk factors discussed under the heading “Risk Factors”, there can be no assurance that when we complete our future annual or other periodic reviews for impairment of goodwill that an additional material impairment charge will not be recorded as a result. In addition, historically we have grown our business by acquiring and integrating companies into our existing operations. We may not, however, achieve the expected benefits of integrating such acquisitions into our business that we anticipated at the time of the transaction or at the time that we performed our annual impairment tests, which may impact the overall recoverability of our goodwill and indefinite lived intangible assets in future periods. We believe based on our current forecasts and estimates that we will not recognize any future impairment charge, but given the current uncertainty in the economic trends, our forecasts and estimates could change quickly and materially in future periods and differ substantially from actual results.  Goodwill totaled $1,595 and $1,700 at the end of fiscal 2011 and 2010, respectively. Indefinite lived trademarks totaled $220 at the end of fiscal 2011 and 2010, respectively.

Deferred Taxes and Effective Tax Rates.  We estimate the effective tax rates (“ETR”) and associated liabilities or assets for each legal entity of ours in accordance with authoritative guidance.  We use tax-planning to minimize or defer tax liabilities to future periods. In recording ETR’s and related liabilities and assets, we rely upon estimates, which are based upon our interpretation of United States and local tax laws as they apply to our legal entities and our overall tax structure.  Audits by local tax jurisdictions, including the United States Government, could yield different interpretations from our own and cause the Company to owe more taxes than originally recorded.  For interim periods, we accrue our tax provision at the ETR that we expect for the full year.  As the actual results from our various businesses vary from our estimates earlier in the year, we adjust the succeeding interim periods’ ETR’s to reflect our best estimate for the year-to-date results and for the full year.  As part of the ETR, if we determine that a deferred tax asset arising from temporary differences is not likely to be utilized, we will establish a valuation allowance against that asset to record it at its expected realizable value.  The Company believes that it will not generate sufficient future taxable income to realize the tax benefits in multiple foreign jurisdictions, the Company has provided a full valuation allowance against its foreign net operating losses included within the deferred tax assets in multiple foreign jurisdictions.  The Company has not provided a valuation allowance on its net operating losses in the United States because it has determined that future reversals of its temporary taxable differences will occur in the same periods and are of the same nature as the temporary differences giving rise to the deferred tax assets.  Our valuation allowance against deferred tax assets was $43 and $47 as of fiscal year-end 2011 and 2010, respectively.

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

Item 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements

Report of Independent Registered Public Accounting Firm	F- 1
Consolidated Balance Sheets at fiscal year-end 2011 and 2010	F- 3
Consolidated Statements of Operations for the fiscal years ended 2011, 2010 and 2009	F- 4
Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Income (Loss) for the fiscal years ended 2011, 2010 and 2009	F- 5
Consolidated Statements of Cash Flows for the fiscal years ended 2011, 2010 and 2009	F- 6
Notes to Consolidated Financial Statements	F- 7

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

Based on the evaluation of the aggregate deficiencies, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were not effective to ensure that information required to be disclosed was reported at the acceptable level of detail for the period covered by this report.  The following deficient disclosures were identified:

•       Critical Accounting Policy and Estimates: Goodwill and Other Indefinite Lived Intangible Assets.  We did not provide readers with sufficient information explaining the factors that led to the recognition of the goodwill impairment charge, along with the future implications to our business.

•       Management’s Discussion and Analysis of Financial Condition and Results of Operations.  We did not provide readers with sufficient informative narrative explanations of our financial statements.

•       Condensed Consolidating Financial Statement. We did not provide appropriate disclosure and presentation of certain intercompany activity in our condensed consolidating financial statements.

Plans to Remediate Deficiency in Disclosure Controls and Procedures.

In addition to our historical disclosure controls and procedures, the Company will begin a more comprehensive review and approval procedure of disclosures performed by our General Counsel, SEC Counsel, Corporate Controller and Chief Financial Officer.  This will include ensuring the level of information we disclose provides readers with a sufficient detail to understand these policies and estimates related to our critical accounting policies, the significant changes in our financial statements  within MD&A and ensuring intercompany activity is appropriately presented in the condensed consolidating financial statements..  We believe that these actions, when implemented, will remediate the deficiency in our disclosure controls and procedures.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in the reasonable possibility that there is more than a remote likelihood that a misstatement of our annual or interim financial statements that is more than inconsequential will not be prevented or detected in a timely manner. In connection with management’s assessment of our internal control over financial reporting, including considering the revisions included in this amended Form 10-K, the Company evaluated whether each deficiency in disclosure controls and procedures was also a deficiency in our internal control over financial reporting, and if so, whether that deficiency, taken with any other deficiencies that were determined to be in our internal controls over financial reporting, would be a material weakness.  We determined that the deficient review controls associated with the disclosures included in MD&A, including related to our impairment charge and explanation of our financial statements, were not internal controls over financial reporting and therefore did not affect our conclusion related to the effectiveness of our internal controls over financial reporting. With respect to the deficiencies identified related to the condensed consolidating financial statements, in accordance with our standard procedures for such evaluation, we have concluded that we do not believe that there is a reasonable possibility that the deficiency with our review controls could have resulted in a material misstatement in our financial statements.  As such, management has concluded that our internal control over financial reporting was effective at the end of fiscal 2011, and that there were no material weaknesses in our internal control over financial reporting as of that date.

(b)  Changes in internal controls.

The changes that could materially affect or are reasonably likely to materially affect the Company’s internal control over financial reporting are discussed under “Plans to Remediate Deficiency in Disclosure Controls and Procedures” in Item 9A(a) above.

Item 15.    EXHIBITS

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

/s/ Ernst and Young LLP

Indianapolis, Indiana

December 19, 2011

     Berry Plastics Corporation

      Consolidated Balance Sheets

(In Millions of Dollars)

	October 1, 2011	October 2, 2010
Assets
Current assets:
Cash and cash equivalents	$ 42	$ 148
Accounts receivable (less allowance for doubtful accounts of $4 at fiscal year-end 2011 and 2010)	543	485
Inventory	578	583
Deferred income taxes	62	53
Prepaid expenses and other current assets	30	46
Total current assets	1,255	1,315

Property, plant and equipment	1,250	1,146
Goodwill, intangible assets and deferred costs	2,704	2,872
Other assets	396	297
Total assets	$5,605	$5,630

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$ 352	$ 362
Accrued expenses and other current liabilities	285	270
Current portion of long-term debt	34	29
Total current liabilities	671	661

Long-term debt, less current portion	4,537	4,345
Deferred income taxes	204	223
Other long-term liabilities	187	144
Total liabilities	5,599	5,373

Commitments and contingencies
Stockholders' equity:
Parent company investment, net	627	627
Non controlling interest	3	—
Accumulated deficit	(576)	(347)
Accumulated other comprehensive loss	(48)	(23)
Total stockholders’ equity	6	257
Total liabilities and stockholders' equity	$5,605	$5,630

See notes to consolidated financial statements.

                                                                              Berry Plastics Corporation

                                                                    Consolidated Statements of Operations

(In Millions of Dollars)

	Fiscal years ended
	October 1, 2011	October 2, 2010	September 26, 2009
Net sales	$4,561	$4,257	$3,187
Costs and expenses:
Cost of goods sold	3,878	3,667	2,641
Selling, general and administrative	381	379	325
Restructuring and impairment charges	221	41	11
Other operating expenses	39	46	24
Operating income	42	124	186

Other expense (income)	61	(19)	(31)
Interest expense	324	308	263
Interest income	(103)	(76)	(18)
Net loss from continuing operations before income taxes	(240)	(89)	(28)
Income tax benefit	(11)	(21)	(6)
Net loss from continuing operations	(229)	(68)	(22)
Discontinued operations, net of tax	—	—	4
Net loss	$ (229)	$ (68)	$ (26)

See notes to consolidated financial statements.

Berry Plastics Corporation

Consolidated Statements of Changes in Stockholders'

Equity and Comprehensive Loss

(In Millions of Dollars)

	Parent Company Investment, net	Non Controlling Interest	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total	Comprehensive Loss
Balance at September 27, 2008	$ 617	$ —	$ (253)	$ (12)	$ 352
Stock compensation expense	12	—	—	—	12
Derivative instruments	—	—	—	8	8
Net loss	—	—	(26)	—	(26)	(26)
Currency translation	—	—	—	(16)	(16)	(16)
Interest rate hedges, net of tax	—	—	—	(4)	(4)	(4)
Defined benefit pension and retiree health benefit plans, net of tax	—	—	—	(4)	(4)	(4)
Balance at September 26, 2009	$ 629	$ —	$ (279)	$ (28)	$ 322	$ (50)

Stock compensation expense	1	—	—	—	1
Net transfers to parent	(3)	—	—	—	(3)
Derivative instruments	—	—	—	4	4
Net loss	—	—	(68)	—	(68)	(68)
Currency translation	—	—	—	6	6	6
Defined benefit pension and retiree health benefit plans, net of tax	—	—	—	(5)	(5)	(5)
Balance at October 2, 2010	$ 627	$ —	$ (347)	$ (23)	$ 257	$ (67)

Stock compensation expense	1	—	—	—	1
Non controlling interest	—	3	—	—	3
Net transfers to parent	(1)	—	—	—	(1)
Net loss	—	—	(229)	—	(229)	(229)
Currency translation	—	—	—	(10)	(10)	(10)
Interest rate hedges, net of tax	—	—	—	(6)	(6)	(6)
Defined benefit pension and retiree health benefit plans, net of tax	—	—	—	(9)	(9)	(9)
Balance at October 1, 2011	$ 627	$ 3	$ (576)	$ (48)	$ 6	$ (254)

See notes to consolidated financial statements.

Berry Plastics Corporation

   Consolidated Statements of Cash Flows

(In Millions of Dollars)

	Fiscal years ended
	October 1, 2011	October 2, 2010	September 26, 2009

Cash Flows from Operating Activities:
Net loss	$ (229)	$ (68)	$ (26)
Adjustments to reconcile net cash from operating activities:
Depreciation	238	210	158
Amortization of intangibles	106	107	96
Non-cash interest expense	18	25	37
Non-cash interest income	(103)	(76)	(18)
Write-off of deferred financing fees	68	1	1
Non-cash gain on debt repurchase	(4)	(5)	(26)
Deferred income taxes benefit	(13)	(24)	(8)
Impairment of fixed assets and goodwill	200	19	8
Discontinued operations, net of income taxes	—	—	4
Other non-cash items	(5)	(12)	3
Changes in operating assets and liabilities:
Accounts receivable, net	(11)	(41)	85
Inventories	59	(118)	123
Prepaid expenses and other assets	25	12	17
Accounts payable and other liabilities	(23)	82	(40)
Net cash from operating activities	326	112	414

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(160)	(223)	(194)
Proceeds from disposal of assets	5	29	4
Investment in Berry Plastics Group debt securities	—	(25)	(169)
Acquisitions of business, net of cash acquired	(368)	(658)	(5)
Net cash from investing activities	(523)	(877)	(364)

Cash Flows from Financing Activities:
Proceeds from long-term borrowings	995	1,097	4
Transfers to parent, net	(1)	(3)	—
Repayment of long-term debt	(880)	(153)	(233)
Debt financing costs	(23)	(38)	(1)
Net cash from financing activities	91	903	(230)
Effect of currency translation on cash	—	—	—
Net increase (decrease) in cash and cash equivalents	(106)	138	(180)
Cash and cash equivalents at beginning of period	148	10	190
Cash and cash equivalents at end of period	$ 42	$ 148	$ 10

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

The changes in the carrying amount of goodwill by reportable segment are as follows (in millions):

	Rigid	Rigid	Specialty
	Open Top	Closed Top	Films	Total
Balance at fiscal year-end 2009	$ 646	$ 768	$ 17	$ 1,431
Adjustment for income taxes	—	—	(2)	(2)
Foreign currency translation adjustment	—	3	—	3
Goodwill from acquisitions	45	—	223	268
Balance at fiscal year-end 2010	$ 691	$ 771	$ 238	$ 1,700

Adjustment for income taxes	—	6	4	10
Foreign currency translation adjustment	—	(1)	—	(1)
Impairment of goodwill	—	—	(165)	(165)
Goodwill from acquisitions	(1)	43	9	51
Balance at fiscal year-end 2011	$ 690	$ 819	$ 86	$ 1,595

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

	Cutstomer Relationships	Trademarks	Other Intangibles	Accumulated Amortization	Total
Balance at fiscal year-end 2009	$ 1,032	$ 265	$ 53	$ (287)	$ 1,063
Amortization expense	—	—	—	(109)	(109)
Acquisition Intangibles	113	12	23	—	148
Balance at fiscal year-end 2010	$ 1,145	$ 277	$ 76	$ (396)	$ 1,102

Adjustment for income taxes	—	—	(4)	—	(4)
Amortization expense	—	—	—	(106)	(106)
Acquisition Intangibles	33	9	10	—	52
Balance at fiscal year-end 2011	$ 1,178	$ 286	$ 82	$ (502)	$ 1,044

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

3.  Long-Term Debt

Long-term debt consists of the following as of fiscal year-end 2011 and 2010:

	Maturity Date	2011	2010
Term loan	April 2015	$ 1,146	$ 1,158
Revolving line of credit	June 2016	195	―
First Priority Senior Secured Floating Rate Notes	February 2015	681	681
8¼% First Priority Notes	November 2015	370	370
8⅞% Second Priority Notes	September 2014	―	773
Second Priority Senior Secured Floating Rate Notes	September 2014	210	212
9 1/2% Second Priority Notes	May 2018	500	500
9¾% Second Priority Notes	January 2021	800	―
10¼% Senior Subordinated Notes	March 2016	127	168
11% Senior Subordinated Notes	September 2016	455	455
Debt discount, net		(13)	(33)
Capital leases and other	Various	100	90
		4,571	4,374
Less current portion of long-term debt		(34)	(29)
		$ 4,537	$ 4,345

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

Future maturities of long-term debt as of fiscal year-end 2011 are as follows:

2012	$ 34
2013	33
2014	240
2015	1,811
2016	1,156
Thereafter	1,310
$ 4,584

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

	Liability Derivatives
Derivatives not designated as hedging instruments under FASB guidance	Balance Sheet Location	2011	2010
Interest rate swaps – 2007 Swaps	Accrued exp and other current liabilities	$–	$1
Interest rate swaps – 2010 Swaps	Other long-term liabilities	$8	$–

The effect of the derivative instruments on the Consolidated Statement of Operations are as follows:

	Statement of Operations Location	2011	2010
Derivatives not designated as hedging instruments under FASB guidance
Interest rate swaps – 2007 Swaps	Other income	$(1)	$(13)
	Interest expense	$ 1	$ 7

Interest rate swaps – 2010 Swaps	Other income	$(2)	$–
	Interest expense	$ 1	$–

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

5.  Goodwill, Intangible Assets and Deferred Costs

The following table sets forth the gross carrying amount and accumulated amortization of the Company’s goodwill, intangible assets and deferred costs as of the fiscal year-end 2011 and 2010:

	2011	2010	Amortization Period
Deferred financing fees	$ 100	$ 106	Respective debt
Accumulated amortization	(35)	(36)
Deferred financing fees, net	65	70

Goodwill	1,595	1,700	Indefinite lived

Customer relationships	1,178	1,145	11 – 20 years
Trademarks	286	277	Indefinite lived
Other intangibles	82	76	10-20 years
Accumulated amortization	(502)	(396)
Intangible assets, net	1,044	1,102
Total Goodwill, Intangible Assets and Deferred Costs	$ 2,704	$ 2,872

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

Future minimum lease payments for capital leases and noncancellable operating leases with initial terms in excess of one year as of fiscal year-end 2011, are as follows:

	Capital Leases	Operating Leases
2012	$ 27	$ 47
2013	27	36
2014	21	27
2015	23	24
2016	10	22
Thereafter	12	91
	120	$ 247
Less: amount representing interest	(22)
Present value of net minimum lease payments	$ 98

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

7.  Accrued Expenses, Other Current Liabilities and Other Long-Term Liabilities

The following table sets forth the totals included in Accrued expenses and other current liabilities as of fiscal year-end 2011 and 2010.

	2011	2010
Employee compensation, payroll and other taxes	$ 101	$ 80
Interest	62	54
Rebates	60	50
Other	62	86
	$ 285	$ 270

The following table sets forth the totals included in Other long-term liabilities as of fiscal year-end 2011 and 2010.

	2011	2010
Lease retirement obligation	$ 20	$ 19
Sale-lease back deferred gain	35	37
Pension liability	74	67
Other	58	21
	$ 187	$ 144

8.  Income Taxes

The Company is being taxed at the U.S. corporate level as a C-Corporation and has provided U.S. Federal, State and foreign income taxes.

Significant components of income tax benefit for the fiscal years ended 2011, 2010 and 2009 are as follows:

	2011	2010	2009
Current
United States
Federal	$ —	$ —	$ —
State	1	3	2
Non-U.S.	3	—	—
Current income tax provision	4	3	2
Deferred:
United States
Federal	(22)	(12)	(6)
State	8	(9)	(1)
Non-U.S.	(1)	(3)	(1)
Deferred income tax benefit	(15)	(24)	(8)
Benefit for income taxes	$(11)	$(21)	$(6)

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

The reconciliation between U.S. Federal income taxes at the statutory rate and the Company’s benefit for income taxes on continuing operations for the fiscal years ended 2011, 2010, and 2009 are as follows:

	2011	2010	2009
U.S. Federal income tax benefit at the statutory rate	$(84)	$(31)	$(10)
Adjustments to reconcile to the income tax provision:
U.S. State income tax expense, net of valuation allowance	9	(6)	(1)
Impairment of goodwill	58	—	—
Permanent differences	1	2	—
Transaction costs	1	3	—
Changes in Foreign Valuation Allowance	3	3	3
Rate differences between U.S. and Foreign	1	4	1
FIN 48	1	—	—
Other	(1)	4	—
Benefit for income taxes	$(11)	$(21)	$(7)

Deferred income taxes result from temporary differences between the amount of assets and liabilities recognized for financial reporting and tax purposes.  The components of the net deferred income tax liability at fiscal year-end 2011 and 2010 are as follows:

	2011	2010
Deferred tax assets:
Allowance for doubtful accounts	$ 4	$ 4
Deferred gain on sale-leaseback	15	20
Accrued liabilities and reserves	58	51
Inventories	8	7
Net operating loss carryforward	294	305
Alternative minimum tax (AMT) credit carryforward	8	12
Other	15	5
Total deferred tax assets	402	404
Valuation allowance	(43)	(47)
Total deferred tax assets, net of valuation allowance	359	357
Deferred tax liabilities:
Property and equipment	143	152
Intangible assets	346	344
Debt extinguishment	9	8
Other	4	7
Total deferred tax liabilities	502	511
Net deferred tax liability	$ (143)	$ (154)

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

The following table summarizes the activity related to our gross unrecognized tax benefits from year-end fiscal 2010 to year-end fiscal 2011:

	2011	2010
Beginning unrecognized tax benefits	$ 34	$ 30
Gross increases – tax positions in prior periods	3	1
Gross decreases – tax positions in prior periods	(4)	—
Gross increases – from acquisitions	2	3
Gross increases – current period tax positions	1	1
Settlements	(2)	—
Lapse of statute of limitations	(1)	(1)
Ending unrecognized tax benefits	$ 33	$ 34

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

	Defined Benefit Pension Plans		Retiree Health Plan
	2011	2010	2011	2010
Change in Projected Benefit Obligations (PBO)
PBO at beginning of period	$ 175	$ 59	$ 4	$5
Service cost	—	—	—	—
Business combinations	—	107	—	—
Interest cost	8	7	—	—
Actuarial loss (gain)	4	9	—	(1)
Benefits paid	(8)	(7)	—	—
PBO at end of period	$179	$175	$4	$4

Change in Fair Value of Plan Assets
Plan assets at beginning of period	$ 112	$ 39	$ —	$ —
Actual return on plan assets	(2)	7	—	—
Business combinations	—	67	—	—
Company contributions	7	6	—	1
Benefits paid	(8)	(7)	—	(1)
Plan assets at end of period	109	112	—	—
Net amount recognized	$(70)	$(63)	$(4)	$(4)

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

Fiscal 2011 Asset Category	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$ 4	$ —	$ —	$ 4
U.S. large cap comingled equity funds	—	28	—	28
U.S. mid cap equity mutual funds	10	—	—	10
U.S. small cap equity mutual funds	5	—	—	5
International equity mutual funds	11	—	—	11
Real estate equity investment funds	3	—	—	3
Corporate bond mutual funds	30	—	—	30
Guaranteed investment account	—	—	12	12
Other	6	—	—	6
Total	$69	$ 28	$ 12	$109

Fiscal 2010 Asset Category	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$ 3	$ —	$ —	$ 3
U.S. large cap comingled equity funds	—	23	—	23
U.S. mid cap equity mutual funds	11	—	—	11
U.S. small cap equity mutual funds	6	—	—	6
International equity mutual funds	11	—	—	11
Real estate equity investment funds	3	—	—	3
Corporate bond mutual funds	37	—	—	37
Guaranteed investment account	—	—	12	12
Other	5	—	1	6
Total	$ 76	$ 23	$ 13	$112

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid for the fiscal years ending as follows:

	Defined Benefit Pension Plans	Retiree Health Plan
2012	$ 9	$1
2013	9	—
2014	9	—
2015	9	—
2016	10	—
2017-2021	51	1

In fiscal 2012, Berry expects to contribute $8 to its retirement plans to satisfy minimum funding requirements for the year.

Net pension and retiree health benefit expense included the following components as of fiscal 2011 and 2010:

	2011	2010
Defined Benefit Pension Plans
Service cost	$ —	$ —
Interest cost	9	8
Amortization	1	1
Expected return on plan assets	(9)	(8)
Net periodic benefit cost	$ 1	$ 1

Our defined benefit pension plan asset allocations as of fiscal year-end 2011 and 2010 are as follows:

	2011	2010
Asset Category
Equity securities and equity-like instruments	53%	49%
Debt securities	32	40
Other	15	11
Total	100%	100%

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

The table below sets forth the Company’s estimate of the total cost of the restructuring programs since 2007, the portion recognized through fiscal year-end 2011 and the portion expected to be recognized in a future period:

	Expected Total Costs	Cumulative charges through Fiscal 2011	To be Recognized in Future
Severance and termination benefits	$ 27	$ 27	$ —
Facility exit costs	49	46	3
Asset impairment	80	80	—
Other	4	4	—
Total	$160	$157	$ 3

The tables below sets forth the significant components of the restructuring charges recognized for the fiscal years ended 2011 2010 and 2009, by segment:

	Fiscal Year
	2011	2010	2009
Rigid Open Top
Severance & termination benefits	$ 2	$–	$–
Facility exit costs	–	2	2
Non-cash asset impairment	–	–	5
Total	$ 2	$ 2	$7

Rigid Closed Top
Severance & termination benefits	$ 3	$–	$–
Facility exit costs	1	3	–
Non-cash asset impairment	4	–	–
Total	$8	$3	$–

Specialty Films
Severance & termination benefits	$ 5	$ 7	$–
Facility exit costs	4	8	1
Non-cash asset impairment	20	11	3
Total	$29	$26	$4

Tapes, Bags and Coatings
Severance & termination benefits	$ 1	$–	$–
Facility exit costs	5	2	–
Non-cash asset impairment	11	8	–
Total	$ 17	$10	$–

Consolidated
Severance & termination benefits	$ 11	$ 7	$–
Facility exit costs	10	15	3
Non-cash asset impairment	35	19	8
Total	$56	$41	$11

The table below sets forth the activity with respect to the restructuring accrual at fiscal year-end 2011 and 2010:

	Employee Severance and Benefits	Facilities Exit Costs	Non-cash charges	Total
Balance at fiscal year-end 2009	$―	$3	$―	$ 3
Charges	8	14	19	41
Non-cash asset impairment	―	―	(19)	(19)
Acquisition liability assumed	1	―	―	1
Cash payments	(6)	(14)	―	(20)
Balance at fiscal year-end 2010	3	3	―	6

Charges	11	10	35	56
Non-cash asset impairment	―	―	(35)	(35)
Cash payments	(10)	(10)	―	(20)
Balance at fiscal year-end 2011	$ 4	$ 3	$―	$ 7

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

The Company recognized total stock based compensation of $1 for fiscal 2011 and 2010 and $12 for the fiscal 2009.

Information related to the 2006 Equity Incentive Plan as of the fiscal year-end 2011 and 2010 is as follows:

	2011		2010
	Number Of Shares	Weighted Average Exercise Price	Number Of Shares	Weighted Average Exercise Price
Options outstanding, beginning of period	866,521	$ 95.27	801,003	$ 99.45
Options granted	126,728	75.10	127,234	75.33
Options exercised or cash settled	―	―	―	―
Options forfeited or cancelled	(109,475)	97.25	(61,716)	103.76
Options outstanding, end of period	883,774	$94.37	866,521	$95.27

Option price range at end of period	$37.21 - $112.80		$37.21 - $112.80
Options exercisable at end of period	597,416		494,352
Options available for grant at period end	123,478		140,731
Weighted average fair value of options granted during period	$23		$26

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

14.  Guarantor and Non-Guarantor Financial Information

The Company has notes outstanding which are fully, jointly, severally, and unconditionally guaranteed by substantially all of Berry’s domestic subsidiaries.  Separate narrative information or financial statements of the guarantor subsidiaries have not been included because they are 100% owned by the parent company and the guarantor subsidiaries unconditionally guarantee such debt on a joint and several basis.  A guarantee of a guarantor of the securities will terminate upon the following customary circumstances:  the sale of the capital stock of such guarantor if such sale complies with the indenture, the designation of such guarantor as an unrestricted subsidiary, the defeasance or discharge of the indenture, as a result of the holders of certain other indebtedness foreclosing on a pledge of the shares of a guarantor subsidiary or if such guarantor no longer guarantees certain other indebtedness of the issuer.  The guarantees are also limited as necessary to prevent them from constituting a fraudulent conveyance under applicable law and guarantees guaranteeing subordinated debt are subordinated to certain other of the Company’s debts.  Presented below is condensed consolidating financial information for the parent company, guarantor subsidiaries and non-guarantor subsidiaries.  Our guarantor financial information includes all of our domestic operating subsidiaries and our non-guarantor subsidiaries include our foreign subsidiaries and BP Parallel, LLC, a domestic non-guarantor subsidiary that was established to repurchase debt obligations of the Company and Berry Plastics Group, Inc., the parent company of Berry Plastics Corporation.  See footnotes three and eleven for additional discussion of these transactions.

The Company has revised its presentation for the Guarantor and Non-Guarantor Financial Information from what was initially filed in our Form 10-K on December 19, 2011.  The Company uses the equity method to account for its investment in its subsidiaries.  The revised presentation separates intercompany receivable balance that was previously included in our Parent Company – Investment in Subsidiary line item on the balance sheet.  The revised presentation also separates the intercompany payable from total equity.  There is no stated redemption date on these intercompany balances, so they are recorded as a current asset and a current liability in our balance sheet.  We have also revised the presentation of our statement of cash flows and reclassified the activity for our Parent Company from Operating Activities to Investing Activities and for our Guarantor and Non-Guarantor subsidiaries from Operating Activities to Investing and Financing Activities.  The principal elimination entries eliminate investments in subsidiaries, intercompany balances and repurchases of debt obligations of Berry Plastics Corporation by BP Parallel, LLC.

The below tables represent changes from our originally filed Condensed Supplemental Consolidated Financials:

	Condensed Supplemental Consolidated Balance Sheet
	As of Fiscal Year end 2011

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Intercompany receivable	4,016	-	-	(4,016)	-
Investment in Subsidiaries	(4,016)	-	-	4,016	-
Total Assets	$ -	$ -	$ -	$ -	$ -

Intercompany payable	-	3,956	60	(4,016)	-
Total equity	-	(3,956)	(60)	4,016	-
Total Liabilities & Equity	$ -	$ -	$ -	$ -	$ -
	Condensed Supplemental Consolidated Balance Sheet
	As of Fiscal Year end 2010

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Intercompany receivable	3,691	-	-	(3,691)	-
Investment in Subsidiaries	(3,691)	-	-	3,691	-
Total Assets	$ -	$ -	$ -	$ -	$ -

Intercompany payable	-	3,638	53	(3,691)	-
Total equity	-	(3,638)	(53)	3,691	-
Total Liabilities & Equity	$ -	$ -	$ -	$ -	$ -

	Condensed Supplemental Consolidated Statement of Cash Flows
	Fiscal 2011

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash Flow from Operating Activities	$ (166)	$ 186	$ (20)	$ -	$ -

Cash Flow from Investing					-
(Contributions) distributions to/from subsidiaries	(39)	-	-	39	-
Changes in intercompany balances	166	-	-	(166)	-
Investment in Berry Plastics debt securities	-	-	(39)	39	-
Net cash used in investing activities	127	-	(39)	(88)	-

Cash Flow from Financing
Repayment of long-term debt	39	-	-	(39)	-
Changes in intercompany balances	-	(186)	20	166	-
Contribution from Parent	-	-	39	(39)	-
Net cash provided by financing activities	39	(186)	59	88	-

	Condensed Supplemental Consolidated Statement of Cash Flows
	Fiscal 2010

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash Flow from Operating Activities	$ 71	$ (23)	$ (48)	$ -	$ -

Cash Flow from Investing					-
(Contributions) distributions to/from subsidiaries	(81)	-	-	81	-
Changes in intercompany balances	(71)	-	-	71	-
Investment in Berry Plastics debt securities	-	-	(56)	56	-
Net cash used in investing activities	(152)	-	(56)	208	-

Cash Flow from Financing
Repayment of long-term debt	56	-	-	(56)	-
Equity contributions	25	-	(25)	-	-
Changes in intercompany balances	-	23	48	(71)	-
Contribution from Parent	-	-	81	(81)	-
Net cash provided by financing activities	81	23	104	(208)	-

	Condensed Supplemental Consolidated Statement of Cash Flows
	Fiscal 2009

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash Flow from Operating Activities	$ (199)	$ 184	$ 15	$ -	$ -

Cash Flow from Investing					-
(Contributions) distributions to/from subsidiaries	(190)	-	-	190	-
Changes in intercompany balances	(199)	-	-	(199)	-
Investment in Berry Plastics debt securities	-	-	(21)	21	-
Net cash used in investing activities	9	-	(21)	12	-

Cash Flow from Financing
Repayment of long-term debt	21	-	-	(21)	-
Equity contributions	169	-	(169)	-	-
Changes in intercompany balances	-	(184)	(15)	199	-
Contribution from Parent	-	-	190	(190)	-
Net cash provided by financing activities	190	(184)	6	(12)	-

The tables below represent our Condensed Supplemental Consolidate Financials:

Condensed Supplemental Consolidated Statements of Operations

	Fiscal 2011
	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net sales	$ 695	$3,503	$363	—	$4,561
Cost of sales	626	2,937	315	—	3,878
Selling, general and administrative expenses	56	295	30	—	381
Restructuring and impairment charges, net	30	190	1	—	221
Other operating expenses	—	11	28	—	39
Operating income (loss)	(17)	70	(11)	—	42
Other income	62	(1)	—	—	61
Interest expense, net	49	249	(77)	—	221
Equity in net income of subsidiaries	85	—	—	(85)	—
Gain (loss) from continuing operations before income taxes	(213)	(178)	66	85	(240)
Income tax expense (benefit)	16	(29)	2	—	(11)
Net income (loss)	$(229)	$ (149)	$64	$85	$ (229)

	Condensed Supplemental Consolidated Statements of Operations
	Fiscal 2010
	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net sales	$ 758	$3,166	$333	—	$4,257
Cost of sales	709	2,666	292	—	3,667
Selling, general and administrative expenses	63	285	31	—	379
Restructuring and impairment charges, net	15	24	2	—	41
Other operating expenses	12	17	17	—	46
Operating income (loss)	(41)	174	(9)	—	124
Other income	(19)	—	—	—	(19)
Interest expense, net	54	229	(51)	—	232
Gain (loss) from continuing operations before income taxes	(76)	(55)	42		(89)
Income tax expense (benefit)	(8)	(17)	4	—	(21)
Net income (loss)	$(68)	$ (38)	$38	—	$ (68)

	Condensed Supplemental Consolidated Statements of Operations
	Fiscal 2009
	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net sales	$ 736	$2,252	$199	—	$3,187
Cost of sales	670	1,802	169	—	2,641
Selling, general and administrative expenses	75	230	20	—	325
Restructuring and impairment charges, net	4	—	7	—	11
Other operating expenses	5	15	4	—	24
Operating income (loss)	(18)	205	(1)	—	186
Other (income) expense	(37)	6	—	—	(31)
Interest expense, net	60	186	(1)	—	245
Equity in net income of subsidiaries	(21)	—	—	21	—
Gain (loss) from continuing operations before income taxes	(20)	13	—	(21)	(28)
Income tax expense (benefit)	2	(12)	4	—	(6)
Income (loss) from continuing operations	(22)	25	(4)	(21)	(22)
Discontinued operations, net of income taxes	4	—	—	—	4
Net income (loss)	$(26)	$ 25	$ (4)	(21)	$ (26)

Condensed Supplemental Consolidated Balance Sheet
As of fiscal year-end 2011
($ in millions)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$ 20	$ 5	$ 17	$ —	$ 42
Accounts receivable, net of allowance	80	411	52	—	543
Inventories	98	445	35	—	578
Prepaid expenses and other current	72	9	11	—	92
Intercompany receivable	4,016	—	—	(4,016)	—
Total current assets	4,286	870	115	(4,016)	1,255
Property, plant and equipment, net	129	1,048	73	—	1,250
Intangible assets, net	207	2,447	52	(2)	2,704
Investment in Subsidiaries	417	—	—	(417)	—
Other assets	—	7	511	(122)	396
Total Assets	$5,039	$4,372	$751	$(4,557)	$5,605
Liabilities and Equity
Current liabilities:
Accounts payable	$ 98	$ 231	$ 23	$ —	$ 352
Accrued and other current liabilities	147	126	13	(1)	285
Long-term debt—current portion	32	—	2	—	34
Intercompany payable	—	3,956	60	(4,016)	—
Total current liabilities	277	4,313	98	(4,017)	671
Long-term debt	4,688	—	3	(154)	4,537
Deferred tax liabilities	—	194	10	—	204
Other long term liabilities	68	114	5	—	187
Total long-term liabilities	4,756	308	18	(154)	4,928
Total Liabilities	5,033	4,621	116	(4,171)	5,599
Total Equity	6	(249)	635	(386)	6
Total Liabilities and Equity	$5,039	$4,372	$751	$(4,557)	$5,605

Condensed Supplemental Consolidated Balance Sheet
As of fiscal year-end 2010
($ in millions)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$ 132	$ 2	$ 14	$ —	$ 148
Accounts receivable, net of allowance	89	341	55	—	485
Inventories	116	430	37	—	583
Prepaid expenses and other current	68	15	16	—	99
Intercompany receivable	3,691	—	—	(3,691)	—
Total current assets	4,096	788	122	(3,691)	1,315
Property, plant and equipment, net	179	894	73	—	1,146
Intangible assets, net	224	2,595	55	(2)	2,872
Investment in Subsidiaries	429	—	—	(429)	—
Other assets	4	2	373	(82)	297
Total Assets	$4,932	$4,279	$623	$(4,204)	$5,630
Liabilities and Equity
Current liabilities:
Accounts payable	$ 118	$ 215	$ 29	$ —	$ 362
Accrued and other current liabilities	134	121	16	(1)	270
Long-term debt—current portion	12	17	—	—	29
Intercompany payable	—	3,638	53	(3,691)	—
Total current liabilities	264	3,991	98	(3,692)	661
Long-term debt	4,383	66	7	(111)	4,345
Deferred tax liabilities	—	213	10	—	223
Other long term liabilities	28	109	7	—	144
Total long-term liabilities	4,411	388	24	(111)	4,712
Total Liabilities	4,675	4,379	122	(3,803)	5,373
Total Equity	257	(100)	501	(401)	257
Total Liabilities and Equity	$4,932	$4,279	$623	$(4,204)	$5,630

  Condensed Supplemental Consolidated Statements of Cash Flows

	Fiscal 2011
	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Cash Flow from Operating Activities	$15	$322	$(11)	$—	$326

Cash Flow from Investing Activities
Additions to property, plant, and equipment	(16)	(138)	(6)	—	(160)
Proceeds from disposal of assets	—	5	—	—	5
(Contributions) distributions to/from subsidiaries	(39)	—	—	39	—
Intercompany advances (redemptions)	166	—	—	(166)	—
Investment in Berry Plastics debt	—	—	(39)	39	—
Acquisition of business net of cash acquired	(368)	—	—	—	(368)
Net cash used in investing activities	(257)	(133)	(45)	(88)	(523)

Cash Flow from Financing Activities
Proceeds from long-term debt	995	—	—	—	995
Equity contributions	(1)	—	—	—	(1)
Repayment of long-term debt	(841)	—	—	(39)	(880)
Changes in intercompany balances	—	(186)	20	166	—
Contribution from Parent	—	—	39	(39)	—
Deferred financing costs	(23)	—	—	—	(23)
Net cash provided by (used in) financing activities	130	(186)	59	88	91
Net increase in cash and cash equivalents	(112)	3	3	—	(106)
Cash and cash equivalents at beginning of period	132	2	14	—	148
Cash and cash equivalents at end of period	$20	$5	$17	$—	$42

	Condensed Supplemental Consolidated Statements of Cash Flows
	Fiscal 2010
	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Cash Flow from Operating Activities	$37	$100	$(25)	$—	$112

Cash Flow from Investing Activities
Additions to property, plant, and equipment	(61)	(150)	(12)	—	(223)
Proceeds from disposal of assets	—	29	—	—	29
Investment in Berry Group debt	—	—	(25)	—	(25)
(Contributions) distributions to/from subsidiaries	(81)	—	—	81	—
Intercompany advances (redemptions)	(71)	—	—	71	—
Investment in Berry Plastics debt	—	—	(56)	56	—
Acquisition of business net of cash acquired	(658)	—	—	—	(658)
Net cash used in investing activities	(871)	(121)	(93)	208	(877)

Cash Flow from Financing Activities
Proceeds from long-term debt	1,097	—	—	—	1,097
Equity contributions	(3)	—	—	—	(3)
Repayment of long-term debt	(97)	—	—	(56)	(153)
Changes in intercompany balances	—	23	48	(71)	—
Contribution from Parent	—	—	81	(81)	—
Deferred financing costs	(38)	—	—	—	(38)
Net cash provided by (used in) financing activities	959	23	129	(208)	903
Net increase in cash and cash equivalents	125	2	11	—	138
Cash and cash equivalents at beginning of period	7	—	3	—	10
Cash and cash equivalents at end of period	$132	$2	$14	$—	$148

	Condensed Supplemental Consolidated Statements of Cash Flows
	Fiscal 2009
	Parent Company	Guarantor Subsidiaries	Non - Guarantor Subsidiaries	Eliminations	Total
Cash Flow from Operating Activities	$89	$317	$8	$—	$414

Cash Flow from Investing Activities
Additions to property, plant, and equipment	(47)	(143)	(4)	—	(194)
Proceeds from disposal of assets	—	1	3	—	4
Investment in Berry Group	—	—	(169)	—	(169)
(Contributions) distributions to/from subsidiaries	(190)	—	—	190	—
Intercompany advances (redemptions)	199	—	—	(199)	—
Investment in Berry Plastics debt	—	—	(21)	21	—
Acquisition of business net of cash acquired	(5)	—	—	—	(5)
Net cash used in investing activities	(43)	(142)	(191)	—	(364)
Cash Flow from Financing Activities
Proceeds from long-term debt	—	—	4	—	4
Repayment of long-term debt	(211)	—	(1)	(21)	(233)
Changes intercompany balances	—	(184)	(15)	199	—
Contribution from Parent	—	—	190	(190)	—
Deferred financing costs	(1)	—	—	—	(1)
Net cash provided by (used in) financing activities	(212)	(184)	178	(12)	(230)
Net increase in cash and cash equivalents	(166)	(9)	(5)	—	(180)
Cash and cash equivalents at beginning of period	173	9	8	—	190
Cash and cash equivalents at end of period	$7	$—	$3	$—	$10

15.  Quarterly Financial Data (Unaudited)

The following table contains selected unaudited quarterly financial data for fiscal years 2011 and 2010.

	2011				2010
	First (b)	Second	Third	Fourth (a)	First	Second	Third	Fourth

Net sales	$1,041	$1,104	$1,187	$1,229	$880	$1,056	$1,167	$1,154
Cost of sales	902	939	1,000	1,037	747	913	1,022	985
Gross profit	$139	$165	$187	$194	$133	$143	$145	$169

Net income (loss)	$(69)	$(2)	$13	$(171)	$(29)	$(4)	$(22)	$(13)
(a) Includes a goodwill impairment charge of $165 in fiscal 2011

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

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 7th day of September, 2012.

                                                                                                                BERRY PLASTICS CORPORATION

                                                                                                                By    /s/ Jonathan D. Rich       ____

                                                                                                                    Jonathan D. Rich

                                                                                                                    Chairman and Chief Executive Officer

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

4.19

First Supplemental Indenture dated as of  April 3, 2007, among Covalence Specialty Materials Corp. (or its successor), the Guarantors identified on the signature pages thereto and Wells Fargo Bank, National Association, as trustee (incorporated herein by reference to Exhibit 10.1(f) to our Current Report on Form 8-K, filed on April 10, 2007)

4.20

Second Supplemental Indenture dated as of  April 3, 2007, among Covalence Specialty Materials Corp. (or its successor), Berry Plastics Holding Corporation, the Guarantors identified on the signature pages thereto and Wells Fargo Bank, National Association, as trustee (incorporated herein by reference to Exhibit 10.1(g) to our Current Report on Form 8-K, filed on April 10, 2007)

4.21

Second Supplemental Indenture dated as of April 3, 2007, among Berry Plastics Holding Corporation (or its successor), the existing Guarantors identified on the signature pages thereto, the new Guarantors identified on the signature pages thereto and Wells Fargo Bank, National Association, as trustee (incorporated herein by reference to Exhibit 10.1(h) to our Current Report on Form 8-K, filed on April 10, 2007)

4.22

Second Supplemental Indenture dated as of April 3, 2007, among Berry Plastics Holding Corporation (or its successor), the existing Guarantors identified on the signature pages thereto, the new Guarantors identified on the signature pages thereto and Wells Fargo Bank, National Association, as trustee (incorporated herein by reference to Exhibit 10.1(i) to our Current Report on Form 8-K, filed on April 10, 2007)

4.23

Supplement No. 1 dated as of April 3, 2007 to the Collateral Agreement dated as of September 20, 2006 among Berry Plastics Holding Corporation, each subsidiary identified therein as a party and Wells Fargo Bank, National Association, as collateral agent (incorporated herein by reference to Exhibit 10.1(j) to our Current Report on Form 8-K, filed on April 10, 2007)

4.24

Indenture, by and between BPC Acquisition Corp. (and following the merger of BPC Acquisition Corp. with and into BPC Holding Corporation, BPC Holding Corporation, as Issuer, and certain Guarantors) and Wells Fargo Bank, National Association, as Trustee, relating to $525,000,000 7/8%  Second Priority Senior Secured Fixed Rate Notes due 2014 and $225,000,000 Second Priority Senior Secured Floating Rate Notes due 2014, dated as of September 20, 2006 (incorporated herein by reference to Exhibit 4.1 to our Registration Statement Form S-4, filed on November 2, 2006)

4.25

First Supplemental Indenture, by and among BPC Holding Corporation, certain Guarantors, BPC Acquisition Corp., and Wells Fargo Bank, National Association, as Trustee, dated as of September 20, 2006 (incorporated herein by reference to Exhibit 4.2 to our Registration Statement Form S-4, filed on November 2, 2006)

4.26

Collateral Agreement, by and among BPC Acquisition Corp., as Borrower, each Subsidiary of the Borrower identified therein, and Wells Fargo Bank, N.A., as Collateral Agent, dated as of September 20, 2006 (incorporated herein by reference to Exhibit 4.4 to our Registration Statement Form S-4, filed on November 2, 2006)

10.1

U.S. $400,000,000 Amended and Restated Credit Agreement, dated as of April 3, 2007, by and among Covalence Specialty Materials Corp., Berry Plastics Group, Inc., certain domestic subsidiaries party thereto from time to time, Bank of America, N.A., as collateral agent and administrative agent, the lenders party thereto from time to time, and the financial institutions party thereto (incorporated herein by reference to Exhibit 10.1(a) to our Current Report on Form 8-K, filed on April 10, 2007)

10.2

U.S. $1,200,000,000 Second Amended and Restated Credit Agreement, dated as of April 3, 2007, by and among Covalence Specialty Materials Corp., Berry Plastics Group, Inc., Credit Suisse, Cayman Islands Branch, as collateral and administrative agent, the lenders party thereto from time to time, and the other financial institutions party thereto (incorporated herein by reference to Exhibit 10.1(b) to our Current Report on Form 8-K, filed on April 10, 2007).

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

12.1	Computation of Ratio of Earnings to Fixed Charges
21.1	Subsidiaries of the Registrant
31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer
32.1*	Section 1350 Certification of the Chief Executive Officer
32.2*	Section 1350 Certification of the Chief Financial Officer

*      Filed herewith.