Form 10-Q/A
period 2011-12-31
BERRY PLASTICS CORP
filed 2012-09-07
CIK 919465

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q/A

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

(a)  101 Oakley Street, Evansville, IN 47710

EXPLANATORY NOTE

Berry Plastics Corporation (“Berry” or the Company) is filing this amendment to its Form 10-Q for the period ended December 31, 2012 (this “Amendment” or “10-Q/A”) as originally filed with the Securities and Exchange Commission (the “SEC”) on February 13, 2012 (the “Original Filing”), to amend the following items:

•         The presentation of our Guarantor and Non-Guarantor Financial Information.  The Company has notes outstanding which are fully, jointly, severally, and unconditionally guaranteed by substantially all of Berry’s domestic subsidiaries.  Separate narrative information or financial statements of the guarantor subsidiaries have not been included because they are 100% owned by the parent company and the guarantor subsidiaries unconditionally guarantee such debt on a joint and several basis.  A guarantee of a guarantor of the securities will terminate upon the following customary circumstances:  the sale of the capital stock of such guarantor if such sale complies with the indenture, the designation of such guarantor as an unrestricted subsidiary, the defeasance or discharge of the indenture, as a result of the holders of certain other indebtedness foreclosing on a pledge of the shares of a guarantor subsidiary or if such guarantor no longer guarantees certain other indebtedness of the issuer.  The guarantees are also limited as necessary to prevent them from constituting a fraudulent conveyance under applicable law and guarantees guaranteeing subordinated debt are subordinated to certain other of the Company’s debts.  Our guarantor financial information includes all of our domestic operating subsidiaries and our non-guarantor subsidiaries include our foreign subsidiaries and BP Parallel, LLC, a domestic non-guarantor subsidiary that was established to repurchase debt obligations of the Company and Berry Plastics Group, Inc., the parent company of the Company.  The debt repurchases were all made in open market transactions with third parties.

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

•         Based on the re-evaluation of the deficiencies disclosed in our Form 10-KA, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were not effective to ensure that information required to be disclosed was reported at the acceptable level of detail for the period covered by the Original Filing.

This Amendment amends the following sections of the Original Filing:

Item 1 -           Financial Statements

Item 4 -           Controls and Procedures

Item 6 -           Exhibits

In addition, the Company’s Chief Executive Officer and Chief Financial Officer have provided new certifications in connection with this Amendment (Exhibits 31.1, 31.2, 32.1, and 32.2).

Except as described above, no other amendments have been made to the Original Filing.  This amendment does not reflect any events that have occurred subsequent to the date of the Original Filing and speaks only as of such date.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q/A includes "forward-looking statements," within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), with respect to our financial condition, results of operations and business and our expectations or beliefs concerning future events.  The forward-looking statements include, in particular, statements about our plans, strategies and prospects under the heading "Management’s Discussion and Analysis of Financial Condition and Results of Operations".  You can identify certain forward-looking statements by our use of forward-looking terminology such as, but not limited to, "believes," "estimates," "intends," "plans," "likely," "will," "would," "could" and similar expressions that identify forward-looking statements.  All forward-looking statements involve risks and uncertainties.  Many risks and uncertainties are inherent in our industry and markets. Others are more specific to our operations.  The occurrence of the events described and the achievement of the expected results depend on many events, some or all of which are not predictable or within our control.  Actual results may differ materially from the forward-looking statements contained in this Form 10-Q/A.  Factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include:

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

AVAILABLE INFORMATION

We make available, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10‑Q, current reports on Form 8-K and amendments, if any, to those reports through our Internet website as soon as practicable after they have been electronically filed with or furnished to the Securities and Exchange Commission.  Our internet address is www.berryplastics.com.  The information contained on our website is not being incorporated herein.

Berry Plastics Corporation

Form 10-Q/A Index

For Quarterly Period Ended December 31, 2011

                                                                                                                                                                                          Page No.

Part I.        Financial Information

                    Item 1.       Financial Statements:

Part II.      Other Information

                    Item 6.       Exhibits.................................................................................................................................                23

                                                                                                                                5

                                                                                               Berry Plastics Corporation

                                                                                             Consolidated Balance Sheets

                                                                                                   (In Millions of Dollars)

	December 31, 2011	October 1, 2011
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$ 29	$ 42
Accounts receivable (less allowance for doubtful accounts of $4 at December 31, 2011 and October 1, 2011)
	462	543
Inventories:
Finished goods	303	338
Raw materials and supplies	220	240
	523	578
Deferred income taxes	61	62
Prepaid expenses and other current assets	37	30
Total current assets	1,112	1,255

Property, plant and equipment
Land, buildings and improvements	271	268
Equipment and construction in progress	1,870	1,836
	2,141	2,104
Less accumulated depreciation	914	854
	1,227	1,250

Goodwill, intangible assets and deferred costs, net	2,654	2,704
Other assets	430	396
Total assets	$5,423	$5,605

Liabilities and stockholders' equity (deficit)
Current liabilities:
Accounts payable	$ 274	$ 352
Accrued expenses and other current liabilities	264	285
Current portion of long-term debt	34	34
Total current liabilities	572	671

Long-term debt, less current portion	4,477	4,537
Deferred income taxes	211	204
Other long-term liabilities	167	187
Total liabilities	5,427	5,599

Commitments and contingencies
Stockholders' equity (deficit):
Parent company investment, net	628	627
Non-controlling interest	3	3
Accumulated deficit	(588)	(576)
Accumulated other comprehensive loss	(47)	(48)
Total stockholders’ equity (deficit)	(4)	6
Total liabilities and stockholders' equity (deficit)	$5,423	$5,605

See notes to consolidated financial statements.

                                                                                           Berry Plastics Corporation

                                                                               Consolidated Statements of Operations

                                                                                                      (Unaudited)

                                                                                            (In Millions of Dollars)

	Quarterly Period Ended
	December 31, 2011	January 1, 2011
Net sales	$ 1,137	$ 1,041
Costs and expenses:
Cost of goods sold	972	902
Selling, general and administrative	70	63
Amortization of intangibles	28	27
Restructuring and impairment charges	23	21
Other operating expenses	15	10
Operating income	29	18

Other expense (income)	(3)	66
Interest expense	82	80
Interest income	(31)	(22)
Net loss before income taxes	(19)	(106)
Income tax benefit	(7)	(37)
Net loss	$ (12)	$ (69)

See notes to consolidated financial statements.

Berry Plastics Corporation

Consolidated Statement of Changes in Stockholders' Equity (Deficit)

For the Quarterly Period Ended December 31, 2011 and January 1, 2011

(Unaudited)

(In Millions of Dollars)

	Parent Company Investment, net	Non-Controlling Interest	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total	Comprehensive Income (Loss)
Balance at October 2, 2010	$ 627	$ —	$ (347)	$ (23)	$257
Net transfers from parent	3	—	—	—	3
Derivative amortization	—	—	—	1	1
Net loss	—	—	(69)	—	(69)	$ (69)
Interest rate hedge, net of tax	—	—	—	2	2	2
Currency translation	—	—	—	3	3	3
Balance at January 1, 2011	$ 630	$ —	$ (416)	$ (17)	$197	$ (64)

	Parent Company Investment, net	Non-Controlling Interest	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total	Comprehensive Income (Loss)
Balance at October 1, 2011	$ 627	$ 3	$ (576)	$ (48)	$ 6
Stock compensation expense	1	—	—	—	1
Derivative amortization	—	—	—	1	1
Net loss	—	—	(12)	—	(12)	$ (12)
Balance at December 31, 2011	$ 628	$ 3	$ (588)	$ (47)	$ (4)	$ (12)

See notes to consolidated financial statements.

                                                                               Berry Plastics Corporation

                                                                     Consolidated Statements of Cash Flows

                                                                                                      (Unaudited)

                                                                   (In Millions of Dollars)

	Quarterly Period Ended
	December 31, 2011	January 1, 2011
Operating activities
Net loss	$ (12)	$ (69)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	61	56
Amortization of intangibles	28	27
Non-cash interest expense	5	5
Non-cash interest income	(31)	(22)
Deferred income tax benefit	(6)	(39)
Loss on disposal and impairment of assets	21	—
Loss on extinguishment of debt	—	68
Other non-cash expense (income)	1	12
Changes in operating assets and liabilities:
Accounts receivable, net	80	63
Inventories	48	43
Prepaid expenses and other assets	(7)	3
Accounts payable and other liabilities	(99)	(98)
Net cash from operating activities	89	49
Investing activities
Additions to property, plant and equipment	(45)	(46)
Proceeds from disposal of assets	8	1
Investment in Berry Plastics Group debt securities	(4)	—
Acquisition of businesses, net of cash acquired	—	(2)
Net cash from investing activities	(41)	(47)
Financing activities
Proceeds from long-term borrowings	—	800
Repayments on long-term borrowings	(61)	(818)
Debt financing costs	—	(15)
Transfers to parent, net	—	3
Net cash from financing activities	(61)	(30)
Effect of exchange rate changes on cash	—	—
Net change in cash	(13)	(28)
Cash and cash equivalents at beginning of period	42	148
Cash and cash equivalents at end of period	$ 29	$ 120

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

	Quarterly Period Ended
	December 31, 2011	January 1, 2011
Rigid Closed Top
Severance and termination benefits	$ 2	$ –
Asset impairment	3	–
Total	$ 5	$ –

Engineered Materials
Severance and termination benefits	$ 1	$ 1
Facility exit costs and other	1	3
Asset impairment	16	14
Total	$18	$18

Flexible Packaging
Severance and termination benefits	$ –	$ 2
Asset impairment	–	1
Total	$ –	$ 3

Consolidated
Severance and termination benefits	$ 3	$ 3
Facility exit costs and other	1	3
Asset impairment	19	15
Total	$23	$21

The table below sets forth the activity with respect to the restructuring accrual at October 1, 2011 and December 31, 2011:

	Severance and termination benefits	Facilities exit costs and other	Non-cash	Total
Balance at fiscal year end 2010	$ 3	$ 3	$ –	$ 6
Charges	11	10	35	56
Non-cash asset impairment	–	–	(35)	(35)
Cash payments	(10)	(10)	–	(20)
Balance at October 1, 2011	4	3	–	7

Charges	3	1	19	23
Non-cash asset impairment	–	–	(19)	(19)
Cash payments	(2)	(1)	–	(3)
Balance at December 31, 2011	$5	$3	$–	$ 8

During the quarter, the Company made the decision to exit certain operations in the building products business.  This decision resulted in a non-cash impairment charge of $17 recorded in Restructuring and impairment charges on the Consolidated Statement of Operations.  The exited operations were immaterial to the Company and Engineered Materials segment.

5.  Accrued Expenses, Other Current Liabilities and Other Long-Term Liabilities

The following table sets forth the totals included in Accrued expenses and other current liabilities on the Consolidated Balance Sheets.

	December 31, 2011	October 1, 2011
Employee compensation, payroll and other taxes	$ 65	$ 101
Interest	65	62
Rebates	68	60
Other	66	62
	$ 264	$ 285

The following table sets forth the totals included in Other long-term liabilities on the Consolidated Balance Sheets.

	December 31, 2011	October 1, 2011
Lease retirement obligation	$ 20	$ 20
Sale-lease back deferred gain	34	35
Pension liability	77	79
Other	36	53
	$ 167	$ 187

6.     Long-Term Debt

Long-term debt consists of the following:

	Maturity Date	December 31, 2011	October 1, 2011
Term loan	April 2015	$ 1,143	$ 1,146
Revolving line of credit	June 2016	143	195
First Priority Senior Secured Floating Rate Notes	February 2015	681	681
8¼% First Priority Senior Secured Notes	November 2015	370	370
Second Priority Senior Secured Floating Rate Notes	September 2014	210	210
9 ½% Second Priority Senior Secured Notes	May 2018	500	500
9 ¾% Second Priority Senior Secured Notes	January 2021	800	800
10¼% Senior Subordinated Notes	March 2016	127	127
11% Senior Subordinated Notes	September 2016	455	455
Debt discount, net		(12)	(13)
Capital leases and other	Various	94	100
		4,511	4,571
Less current portion of long-term debt		(34)	(34)
		$ 4,477	$ 4,537

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

The effect of the derivative instruments on the Consolidated Statement of Operations for the quarterly period ended December 31, 2011 and January 1, 2011, are as follows:

	Quarterly Period Ended
Derivatives not designated as hedging instruments under FASB guidance	Statement of Operations Location	December 31, 2011	January 1, 2011
Interest rate swaps – 2010 Swaps	Other income	$(3)	$−
	Interest expense	$ 1	$−

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

	December 31, 2011	October 1, 2011
First Priority Senior Secured Floating Rate Notes	$10	$ 61
9 ½% Second Priority Notes	–	83
9¾% Second Priority Notes	–	140
Second Priority Senior Secured Floating Rate Notes	12	38
11% Senior Subordinated Notes	18	64
10 ¼% Senior Subordinated Notes	5	18

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

	Quarterly Period Ended
	December 31, 2011	January 1, 2011
Net sales:
Rigid Open Top	$ 287	$275
Rigid Closed Top	347	226
Engineered Materials	328	351
Flexible Packaging	175	189
Total net sales	$1,137	$1,041
Operating income (loss):
Rigid Open Top	$31	$23
Rigid Closed Top	3	16
Engineered Materials	2	(10)
Flexible Packaging	(7)	(11)
Total operating income	$29	$18
Depreciation and amortization:
Rigid Open Top	$22	$24
Rigid Closed Top	35	23
Engineered Materials	17	20
Flexible Packaging	15	16
Total depreciation and amortization	$89	$83

	December 31, 2011	October 1, 2011
Total assets:
Rigid Open Top	$1,900	$1,909
Rigid Closed Top	1,998	2,096
Engineered Materials	933	950
Flexible Packaging	592	650
Total assets	$5,423	$5,605

Goodwill:
Rigid Open Top	$681	$681
Rigid Closed Top	818	819
Engineered Materials	53	55
Flexible Packaging	40	40
Total goodwill	$1,592	$1,595

	Quarterly Period Ended
	December 31, 2011	January 1, 2011
Net sales:
Rigid Open Top	$ 295	$283
Rigid Closed Top	347	226
Specialty Films	350	395
Tapes, Bags and Coatings	145	137
Total net sales	$1,137	$1,041
Operating income (loss):
Rigid Open Top	$31	$23
Rigid Closed Top	5	16
Specialty Films	1	(5)
Tapes, Bags and Coatings	(8)	(16)
Total operating income	$29	$18
Depreciation and amortization:
Rigid Open Top	$22	$24
Rigid Closed Top	35	23
Specialty Films	23	25
Tapes, Bags and Coatings	9	11
Total depreciation and amortization	$89	$83

	December 31, 2011	October 1, 2011
Total assets:
Rigid Open Top	$1,927	$1,937
Rigid Closed Top	1,991	2,039
Specialty Films	1,079	1,150
Tapes, Bags and Coatings	426	479
Total assets	$5,423	$5,605

Goodwill:
Rigid Open Top	$690	$690
Rigid Closed Top	818	819
Specialty Films	84	86
Tapes, Bags and Coatings	−	−
Total goodwill	$1,592	$1,595

10.  Condensed Supplemental Consolidating Financial Information

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

The Company has revised its presentation for the Guarantor and Non-Guarantor Financial Information from what was initially filed in our Form 10-Q on February 13, 2012.  The Company uses the equity method to account for its investment in its subsidiaries.  The revised presentation separates intercompany receivable balance that was previously included in our Parent Company – Investment in Subsidiary line item on the balance sheet.  The revised presentation also separates the intercompany payable from total equity.  There is no stated redemption date on these intercompany balances, so they are recorded as a current asset and a current liability in our balance sheet.  We have also revised the presentation of our statement of cash flows and reclassified the activity for our Parent Company from Operating Activities to Investing Activities and for our Guarantor and Non-Guarantor subsidiaries from Operating Activities to Investing and Financing Activities.  The principal elimination entries eliminate investments in subsidiaries, intercompany balances and repurchases of debt obligations of Berry Plastics Corporation by BP Parallel, LLC.

The below tables represent changes from our originally filed Condensed Supplemental Consolidated Financials:

	Condensed Supplemental Consolidated Balance Sheet
	As of December 31, 2011

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Intercompany receivable	3,941	-	-	(3,941)	-
Investment in Subsidiaries	(3,941)	-	-	3,941	-
Total Assets	$ -	$ -	$ -	$ -	$ -

Intercompany payable	-	3,888	53	(3,941)	-
Total equity	-	(3,888)	(53)	3,941	-
Total Liabilities & Equity	$ -	$ -	$ -	$ -	$ -
	Condensed Supplemental Consolidated Balance Sheet
	As of Fiscal Year end 2011

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Intercompany receivable	4,016	-	-	(4,016)	-
Investment in Subsidiaries	(4,016)	-	-	4,016	-
Total Assets	$ -	$ -	$ -	$ -	$ -

Intercompany payable	-	3,956	60	(4,016)	-
Total equity	-	(3,956)	(60)	4,016	-
Total Liabilities & Equity	$ -	$ -	$ -	$ -	$ -

	Condensed Supplemental Consolidated Statement of Cash Flows
	Quarterly Period Ended December 31, 2011

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash Flow from Operating Activities	$ (59)	$ 55	$ 4	$ -	$ -

Cash Flow from Investing					-
(Contributions) distributions to/from subsidiaries	(4)	-	-	4	-
Changes in intercompany balances	63	-	-	(63)	-
Investment in Berry Plastics debt securities	-	-	-	-	-
Net cash used in investing activities	59	-	-	(59)	-

Cash Flow from Financing
Repayment of long-term debt	-	-	-	-	-
Changes in intercompany balances	-	(55)	(8)	63	-
Contribution from Parent	-	-	4	(4)	-
Net cash provided by financing activities	-	(55)	(4)	59	-

	Condensed Supplemental Consolidated Statement of Cash Flows
	Quarterly Period Ended January 1, 2011

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash Flow from Operating Activities	$ (67)	$ 65	$ 2	$ -	$ -

Cash Flow from Investing					-
(Contributions) distributions to/from subsidiaries	-	-	-	-	-
Changes in intercompany balances	67	-	-	67	-
Investment in Berry Plastics debt securities	-	-	-	-	-
Net cash used in investing activities	67	-	-	67	-

Cash Flow from Financing
Repayment of long-term debt	-	-	-	-	-
Changes in intercompany balances	-	(65)	(2)	(67)	-
Contribution from Parent	-	-	-	-	-
Net cash provided by financing activities	-	(65)	(2)	(67)	-

	December 31, 2011
	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Consolidating Balance Sheet
Current assets	$ 245	$ 756	$ 111	$ –	$ 1,112
Intercompany receivable	3,941	–	–	(3,941)	–
Net property, plant and equipment	128	1,029	70	–	1,227
Investment in subsidiaries	424	–	–	(424)	–
Other noncurrent assets	205	2,408	599	(128)	3,084
Total assets	$4,943	$4,193	$780	$(4,493)	$5,423

Current liabilities	$ 254	$ 291	$ 32	$ (5)	$ 572
Intercompany payable	–	3,888	53	(3,941)	–
Noncurrent liabilities	4,693	299	17	(154)	4,855
Equity (deficit)	(4)	(285)	678	(393)	(4)
Total liabilities and equity (deficit)	$4,943	$4,193	$780	$(4,493)	$5,423

	October 1, 2011
	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Consolidating Balance Sheet
Current assets	$ 270	$ 870	$ 115	$ –	$ 1,255
Intercompany receivable	4,016	–	–	(4,016)	–
Net property, plant and equipment	129	1,048	73	–	1,250
Investment in subsidiaries	417	–	–	(417)	–
Other noncurrent assets	207	2,454	563	(124)	3,100
Total assets	$5,039	$4,372	$751	$ (4,557)	$5,605

Current liabilities	$ 277	$ 357	$ 38	$ (1)	$ 671
Intercompany payable	–	3,956	60	(4,016)	–
Noncurrent liabilities	4,756	308	18	(154)	4,928
Equity (deficit)	6	(249)	635	(386)	6
Total liabilities and equity (deficit)	$5,039	$4,372	$751	$ (4,557)	$5,605

	Quarterly Period Ended December 31, 2011
	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net sales	$ 145	$908	$84	$ ––	$1,137
Cost of goods sold	128	770	74	–-–	972
Selling, general and administrative	8	54	8	–	70
Amortization of intangibles	2	26	–––	––-–	28
Restructuring and impairment charges	––	23	––	–-–	23
Other operating expenses	23	6	(14)	– –-–	15
Operating income (loss)	(16)	29	16	– -–	29
Other income	(3)	––	––	– -–	(3)
Interest expense (income), net	10	65	(24)	– -–	51
Equity in net income of subsidiaries	(3)	–	–	3	—
Income (loss) before income taxes	(20)	(36)	40	(3)	(19)
Income tax expense (benefit)	(8)(8)	––	1	––	(7)
Net income (loss)	$ (12)	$ (36)	$ 39	$(3)	$ (12)

Consolidating Statement of Cash Flows
Net cash flow from operating activities	$ (3)	$ 83	$ 9	$–	$89
Investing activities:
Purchase of property, plant, and equipment	(4)	(40)	(1)	–	(45)
Proceeds from disposal of assets	–	8	–	–	8
Investment in Berry Group debt	–	–	(4)	–	(4)
(Contributions) distributions to/from subsidiaries	(4)	–	–	4	–
Intercompany advances (repayments)	63	–	–	(63)	–
Net cash flow from investing activities	55	(32)	(5)	(59)	(41)
Financing activities:
Changes in intercompany balances	–	(55)	(8)	63	–
Contributions from parent	–	–	4	(4)	–
Repayments on long-term borrowings	(61)	–	–	–	(61)
Net cash flow from financing activities	(61)	(55)	(4)	59	(61)
Effect of exchange rate changes on cash	–	–	–	–	–
Net change in cash	(9)	(4)	–	–	(13)
Cash and cash equivalents at beginning of period	20	5	17	–	42
Cash and cash equivalents at end of period	$ 11	$ 1	$ 17	$–	$ 29

	Quarterly Period Ended January 1, 2011
	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net sales	$ 172	$782	$87	$ –	$1,041
Cost of goods sold	158	668	76	–	902
Selling, general and administrative	10	47	6	–	63
Amortization of intangibles	3	23	1	–	27
Restructuring and impairment charges	15	6	–	–	21
Other operating expenses	1	8	1	–	10
Operating income (loss)	(15)	30	3	–	18
Other expense	66	–	–	–	66
Interest expense (income), net	13	61	(16)	–	58
Equity in net income of subsidiaries	(25)	–	–	25	–
Income (loss) before income taxes	(69)	(31)	19	(25)	(106)
Income tax expense (benefit)	–	(39)	2	–	(37)
Net income (loss)	$ (69)	$ 8	$ 17	$(25)	$ (69)

Consolidating Statement of Cash Flows
Net cash flow from operating activities	$ (57)	$ 103	$ 3	$–	$49
Investing activities:
Purchase of property, plant, and equipment	(4)	(40)	(2)	–	(46)
Proceeds from disposal of assets	–	1	–	–	1
(Contributions) distributions to/from subsidiaries	67	–	–	(67)	–
Intercompany advances (repayments)	(2)	–	–	–	(2)
Net cash flow from investing activities	61	(39)	(2)	(67)	(47)
Financing activities:
Changes in intercompany balances	–	(65)	(2)	67	67
Proceeds from long-term debt	800	–	–	–	800
Equity contributions	3	–	–	–	3
Deferred financing costs	(15)	–	–	–	(15)
Repayments on long-term borrowings	(818)	–	–	–	(818)
Net cash flow from financing activities	(30)	(65)	(2)	67	(30)
Effect of exchange rate changes on cash	–	–	–	–	–
Net change in cash	(26)	(1)	(1)	–	(28)
Cash and cash equivalents at beginning of period	132	2	14	–	148
Cash and cash equivalents at end of period	$ 106	$ 1	$ 13	$–	$ 120

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

Under applicable SEC regulations, management of a reporting company, with the participation of the principal executive officer and principal financial officer, must periodically evaluate the company’s “disclosure controls and procedures,” which are defined generally as controls and other procedures of a reporting company designed to ensure that information required to be disclosed by the reporting company in its periodic reports filed with the commission is recorded, processed, summarized, and reported on a timely basis.

Based on the evaluation of the aggregate deficiencies, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were not effective to ensure that information required to be disclosed was reported at the acceptable level of detail for the period covered by this report.  The following deficient disclosures were disclosed as part of our 10-K/A filing and were not remediated at the time of the original Form 10-Q filing:

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

September 7, 2012

                                                                                                  By: /s/ James M. Kratochvil

                                                                                                        James M. Kratochvil

Chief Financial Officer (Principal Financial and Accounting Officer)