Form 10-Q/A
period 2012-03-31
BERRY PLASTICS CORP
filed 2012-09-07
CIK 919465

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

(a)  101 Oakley Street, Evansville, IN 47710

EXPLANATORY NOTE

Berry Plastics Corporation (“Berry” or the Company) is filing this amendment to its Form 10-Q for the period ended March 31, 2012 (this “Amendment” or “10-Q/A”) as originally filed with the Securities and Exchange Commission (the “SEC”) on May 14, 2012 (the “Original Filing”), to amend the following items:

•         The presentation of our Guarantor and Non-Guarantor of Financial Information.  The Company has notes outstanding which are fully, jointly, severally, and unconditionally guaranteed by substantially all of Berry’s domestic subsidiaries.  Separate narrative information or financial statements of the guarantor subsidiaries have not been included because they are 100% owned by the parent company and the guarantor subsidiaries unconditionally guarantee such debt on a joint and several basis.  A guarantee of a guarantor of the securities will terminate upon the following customary circumstances:  the sale of the capital stock of such guarantor if such sale complies with the indenture, the designation of such guarantor as an unrestricted subsidiary, the defeasance or discharge of the indenture, as a result of the holders of certain other indebtedness foreclosing on a pledge of the shares of a guarantor subsidiary or if such guarantor no longer guarantees certain other indebtedness of the issuer.  The guarantees are also limited as necessary to prevent them from constituting a fraudulent conveyance under applicable law and guarantees guaranteeing subordinated debt are subordinated to certain other of the Company’s debts.  Our guarantor financial information includes all of our domestic operating subsidiaries and our non-guarantor subsidiaries include our foreign subsidiaries and BP Parallel, LLC, a domestic non-guarantor subsidiary that was established to repurchase debt obligations of the Company and Berry Plastics Group, Inc., the parent company of the Company.  The debt repurchases were all made in open market transactions with third parties.

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

Berry Plastics Corporation

Form 10-Q/A Index

For Quarterly Period Ended March 31, 2012

                                                                                                                                                                                          Page No.

Part I.        Financial Information

                    Item 1.       Financial Statements:

Part II.      Other Information

                    Item 6.       Exhibits.................................................................................................................................               25

Berry Plastics Corporation

Consolidated Balance Sheets

(In Millions of Dollars)

	March 31, 2012	October 1, 2011
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$ 32	$ 42
Accounts receivable (less allowance for doubtful accounts of $2 at March 31, 2012 and $4 at October 1, 2011)
	490	543
Inventories:
Finished goods	345	338
Raw materials and supplies	231	240
	576	578
Deferred income taxes	61	62
Prepaid expenses and other current assets	46	30
Total current assets	1,205	1,255

Property, plant and equipment
Land, buildings and improvements	251	268
Equipment and construction in progress	1,926	1,836
	2,177	2,104
Less accumulated depreciation	964	854
	1,213	1,250

Goodwill, intangible assets and deferred costs, net	2,621	2,704
Other assets	471	396
Total assets	$5,510	$5,605

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$ 316	$ 352
Accrued expenses and other current liabilities	267	285
Current portion of long-term debt	34	34
Total current liabilities	617	671

Long-term debt, less current portion	4,477	4,537
Deferred income taxes	211	204
Other long-term liabilities	181	187
Total liabilities	5,486	5,599

Commitments and contingencies
Stockholders' equity:
Parent company investment, net	623	627
Non-controlling interest	3	3
Accumulated deficit	(563)	(576)
Accumulated other comprehensive loss	(39)	(48)
Total stockholders’ equity	24	6
Total liabilities and stockholders' equity	$5,510	$5,605

See notes to consolidated financial statements.

Berry Plastics Corporation

Consolidated Statements of Operations and

Comprehensive Income (Loss)

(Unaudited)

 (In Millions of Dollars)

	Quarterly Period Ended		Two Quarterly Periods Ended
	March 31, 2012	April 2, 2011	March 31, 2012	April 2, 2011
Net sales	$ 1,183	$ 1,104	$ 2,320	$ 2,145
Costs and expenses:
Cost of goods sold	972	939	1,944	1,841
Selling, general and administrative	81	70	151	133
Amortization of intangibles	26	26	54	53
Restructuring and impairment charges	3	10	26	31
Other operating expenses	10	7	25	17
Operating income	91	52	120	70

Other expense (income), net	2	—	(1)	66
Interest expense	82	80	164	160
Interest income	(34)	(26)	(65)	(48)
Net income (loss) before income taxes	41	(2)	22	(108)
Income tax expense (benefit)	16	—	9	(37)
Net income (loss)	$ 25	$ (2)	$ 13	$ (71)

Comprehensive income (loss)	33	7	21	(57)

See notes to consolidated financial statements.

Berry Plastics Corporation

Consolidated Statement of Changes in Stockholders' Equity

For the Quarterly Period Ended March 31, 2012 and April 2, 2011

(Unaudited)

(In Millions of Dollars)

	Parent Company Investment, net	Non-Controlling Interest	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance at October 2, 2010	$ 627	$ —	$ (347)	$ (23)	$257
Stock compensation expense	1	—	—	—	1
Derivative amortization	—	—	—	1	1
Net loss	—	—	(71)	—	(71)
Interest rate hedge, net of tax	—	—	—	5	5
Currency translation	—	—	—	9	9
Balance at April 2, 2011	$ 628	$ —	$ (418)	$ (8)	$202

	Parent Company Investment, net	Non-Controlling Interest	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance at October 1, 2011	$ 627	$ 3	$ (576)	$ (48)	$ 6
Net transfers to parent	(6)	—	—	—	(6)
Stock compensation expense	2	—	—	—	2
Derivative amortization	—	—	—	1	1
Net income	—	—	13	—	13
Currency translation	—	—	—	8	8
Balance at March 31, 2012	$ 623	$ 3	$ (563)	$ (39)	$ 24

See notes to consolidated financial statements.

Berry Plastics Corporation

Consolidated Statements of Cash Flows

(Unaudited)

(In Millions of Dollars)

	Two Quarterly Periods Ended
	March 31, 2012	April 2, 2011
Operating activities
Net income (loss)	$ 13	$ (71)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	122	116
Amortization of intangibles	54	53
Non-cash interest expense	10	9
Non-cash interest income	(64)	(48)
Deferred income tax expense (benefit)	7	(39)
Loss on disposal and impairment of assets	20	—
Loss on extinguishment of debt	—	68
Other non-cash expense	3	15
Changes in operating assets and liabilities:
Accounts receivable, net	54	(2)
Inventories	(4)	39
Prepaid expenses and other assets	(3)	7
Accounts payable and other liabilities	(58)	(35)
Net cash from operating activities	154	112
Investing activities
Additions to property, plant and equipment	(106)	(94)
Proceeds from disposal of assets	8	2
Investment in Berry Plastics Group debt securities	(4)	—
Acquisition of businesses, net of cash acquired	7	(2)
Net cash from investing activities	(95)	(94)
Financing activities
Proceeds from long-term borrowings	—	800
Repayments on long-term borrowings	(63)	(824)
Debt financing costs	—	(16)
Transfers to parent, net	(6)	—
Net cash from financing activities	(69)	(40)
Effect of exchange rate changes on cash	—	—
Net change in cash	(10)	(22)
Cash and cash equivalents at beginning of period	42	148
Cash and cash equivalents at end of period	$ 32	$ 126

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

Working capital	$ 69
Property and equipment	199
Intangible assets	43
Goodwill	42
Other long-term liabilities	(13)
Net assets acquired	$340

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

	Quarterly Period Ended		Two Quarterly Periods Ended
	March 31, 2012	April 2, 2011	March 31, 2012	April 2, 2011
Rigid Open Top
Severance and termination benefits	$ −	$ 1	$ −	$ 1
Total	$ −	$ 1	$ −	$ 1

Rigid Closed Top
Severance and termination benefits	$ −	$ 2	$ 2	$ 2
Facility exit costs and other	1	−	1	−
Asset impairment	1	−	4	−
Total	$ 2	$ 2	$ 7	$ 2

Engineered Materials
Severance and termination benefits	$ 1	$ 1	$ 2	$ 2
Facility exit costs and other	−	2	1	5
Asset impairment	−	−	16	14
Total	$ 1	$ 3	$ 19	$ 21

Flexible Packaging
Severance and termination benefits	$ −	$ 2	$ −	$ 4
Facility exit costs and other	−	1	−	1
Asset impairment	−	1	−	2
Total	$ −	$ 4	$ −	$ 7

Consolidated
Severance and termination benefits	$1	$ 6	$ 4	$ 9
Facility exit costs and other	1	3	2	6
Asset impairment	1	1	20	16
Total	$ 3	$ 10	$ 26	$ 31

The table below sets forth the activity with respect to the restructuring accrual at October 1, 2011 and March 31, 2012:

	Severance and termination benefits	Facilities exit costs and other	Non-cash	Total
Balance at fiscal year end 2010	$ 3	$ 3	$ –	$ 6
Charges	11	10	35	56
Non-cash asset impairment	–	–	(35)	(35)
Cash payments	(10)	(10)	–	(20)
Balance at October 1, 2011	4	3	–	7

Charges	4	2	20	26
Non-cash asset impairment	–	–	(20)	(20)
Cash payments	(4)	(2)	–	(6)
Balance at March 31, 2012	$ 4	$ 3	$ –	$ 7

The Company made the decision to exit operations in the Engineered Materials division.  This decision resulted in non-cash impairment charges of $17 recorded in Restructuring and impairment charges on the Consolidated Statement of Operations.  The exited operations were immaterial to the Company and Engineered Materials segment.

5.  Accrued Expenses, Other Current Liabilities and Other Long-Term Liabilities

The following table sets forth the totals included in Accrued expenses and other current liabilities on the Consolidated Balance Sheets.

	March 31, 2012	October 1, 2011
Employee compensation, payroll and other taxes	$ 79	$101
Interest	62	62
Rebates	62	60
Other	64	62
	$267	$285

The following table sets forth the totals included in Other long-term liabilities on the Consolidated Balance Sheets.

	March 31, 2012	October 1, 2011
Lease retirement obligation	$ 20	$ 20
Sale-lease back deferred gain	34	35
Pension liability	75	79
Other	52	53
	$181	$187

6.     Long-Term Debt

Long-term debt consists of the following:

	Maturity Date	March 31, 2012	October 1, 2011
Term loan	April 2015	$ 1,140	$ 1,146
Revolving line of credit	June 2016	150	195
First Priority Senior Secured Floating Rate Notes	February 2015	681	681
8¼% First Priority Senior Secured Notes	November 2015	370	370
Second Priority Senior Secured Floating Rate Notes	September 2014	210	210
9 ½% Second Priority Senior Secured Notes	May 2018	500	500
9 ¾% Second Priority Senior Secured Notes	January 2021	800	800
10¼% Senior Subordinated Notes	March 2016	127	127
11% Senior Subordinated Notes	September 2016	455	455
Debt discount, net		(11)	(13)
Capital leases and other	Various	89	100
		4,511	4,571
Less current portion of long-term debt		(34)	(34)
		$ 4,477	$ 4,537

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

The effect of the derivative instruments on the Consolidated Statement of Operations for the quarterly period ended March 31, 2012 and April 2, 2011, are as follows:

		Quarterly Period Ended		Two Quarterly Periods Ended
Derivatives not designated as hedging instruments under FASB guidance	Statement of Operations Location	March 31, 2012	April 2, 2011	March 31, 2012	April 2, 2011
Interest rate swaps – 2010 Swaps	Other expense (income)	$ 2	$ –	$ (1)	$(1)
	Interest expense	$ 1	$ –	$ 2	$ 1

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

	March 31, 2012	October 1, 2011
First Priority Senior Secured Floating Rate Notes	$2	$ 61
9 ½% Second Priority Notes	–	83
9¾% Second Priority Notes	–	140
Second Priority Senior Secured Floating Rate Notes	7	38
11% Senior Subordinated Notes	–	64
10 ¼% Senior Subordinated Notes	–	18

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

Included in the following table are the major categories of assets measured at fair value on a non-recurring basis as of March 31, 2012, along with the impairment loss recognized on the fair value measurement during the period:

As of March 31, 2012
	Level 1	Level 2	Level 3
	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs	Total	Quarter Ended March 31, 2012 Impairment Loss	Two Quarterly Periods Ended March 31, 2012 Impairment Loss
Definite lived intangible assets	$ -	$ -	$ 814	$ 814	$ -	$ 17
Property, plant, and equipment	-	-	1,213	1,213	1	3
Total	$ -	$ -	$ 2,027	$ 2,027	$ 1	$ 20

As of April 2, 2011
	Level 1	Level 2	Level 3
	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs	Total	Quarter Ended April 2, 2011 Impairment Loss	Two Quarterly Periods Ended April 2, 2011 Impairment Loss
Property, plant, and equipment	-	-	$ 1,112	$ 1,112	$ 1	$ 16
Total	$ -	$ -	$ 1,112	$ 1,112	$ 1	$ 16

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

8. Income Taxes

The effective tax rate from continuing operations was 40% and 34% for the two quarterly periods ended March 31, 2012 and April 2, 2011, respectively.  A reconciliation of income tax benefit, computed at the federal statutory rate, to income tax expense (benefit), as provided for in the financial statements, is as follows:

	Quarterly Period Ended		Two Quarterly Periods Ended
	March 31, 2012	April 2, 2011	March 31, 2012	April 2, 2011
Income tax expense (benefit) computed at statutory rate	$15	$(1)	$8	$(38)
State income tax expense (benefit), net of federal taxes	1	−	−	(1)
Change in valuation allowance	−	1	1	3
Other	−	−	−	(1)
Income tax expense (benefit)	$16	$−	$9	$(37)

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

	Quarterly Period Ended		Two Quarterly Periods Ended
	March 31, 2012	April 2, 2011	March 31, 2012	April 2, 2011
Net sales:
Rigid Open Top	$ 296	$ 290	$ 583	$ 565
Rigid Closed Top	364	254	711	480
Engineered Materials	337	354	665	705
Flexible Packaging	186	206	361	395
Total net sales	$1,183	$1,104	$2,320	$2,145
Operating income (loss):
Rigid Open Top	$44	$31	$ 76	$ 54
Rigid Closed Top	24	22	27	38
Engineered Materials	19	9	20	(1)
Flexible Packaging	4	(10)	(3)	(21)
Total operating income	$91	$52	$120	$ 70
Depreciation and amortization:
Rigid Open Top	$24	$25	$46	$ 49
Rigid Closed Top	32	23	67	46
Engineered Materials	17	17	34	37
Flexible Packaging	15	21	29	37
Total depreciation and amortization	$88	$86	$176	$169

	March 31, 2012	October 1, 2011
Total assets:
Rigid Open Top	$1,906	$1,909
Rigid Closed Top	2,068	2,096
Engineered Materials	914	950
Flexible Packaging	622	650
Total assets	$5,510	$5,605

Goodwill:
Rigid Open Top	$ 681	$ 681
Rigid Closed Top	813	819
Engineered Materials	53	55
Flexible Packaging	40	40
Total goodwill	$1,587	$1,595

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

The Company has revised its presentation for the Guarantor and Non-Guarantor Financial Information from what was initially filed in our Form 10-Q on May 14, 2012.  The Company uses the equity method to account for its investment in its subsidiaries.  The revised presentation separates intercompany receivable balance that was previously included in our Parent Company – Investment in Subsidiary line item on the balance sheet.  The revised presentation also separates the intercompany payable from total equity.  There is no stated redemption date on these intercompany balances, so they are recorded as a current asset and a current liability in our balance sheet.  We have also revised the presentation of our statement of cash flows and reclassified the activity for our Parent Company from Operating Activities to Investing Activities and for our Guarantor and Non-Guarantor subsidiaries from Operating Activities to Investing and Financing Activities.  The principal elimination entries eliminate investments in subsidiaries, intercompany balances and repurchases of debt obligations of Berry Plastics Corporation by BP Parallel, LLC.

The below tables represent changes from our originally filed Condensed Supplemental Consolidated Financials:

	Condensed Supplemental Consolidated Balance Sheet
	As of March 31, 2012

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Intercompany receivable	3,899	-	-	(3,899)	-
Investment in Subsidiaries	(3,899)	-	-	3,899	-
Total Assets	$ -	$ -	$ -	$ -	$ -

Intercompany payable	-	3,844	55	(3,899)	-
Total equity	-	(3,844)	(55)	3,899	-
Total Liabilities & Equity	$ -	$ -	$ -	$ -	$ -
	Condensed Supplemental Consolidated Balance Sheet
	As of Fiscal Year end 2011

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Intercompany receivable	4,016	-	-	(4,016)	-
Investment in Subsidiaries	(4,016)	-	-	4,016	-
Total Assets	$ -	$ -	$ -	$ -	$ -

Intercompany payable	-	3,956	60	(4,016)	-
Total equity	-	(3,956)	(60)	4,016	-
Total Liabilities & Equity	$ -	$ -	$ -	$ -	$ -

	Condensed Supplemental Consolidated Statement of Cash Flows
	Two Quarterly Periods Ended March 31, 2012

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash Flow from Operating Activities	$ (122)	$ 125	$ (3)	$ -	$ -

Cash Flow from Investing					-
(Contributions) distributions to/from subsidiaries	(4)	-	-	4	-
Changes in intercompany balances	126	-	-	(126)	-
Investment in Berry Plastics debt securities	-	-	-	-	-
Net cash used in investing activities	122	-	-	(122)	-

Cash Flow from Financing
Repayment of long-term debt	-	-	-	-	-
Changes in intercompany balances	-	(125)	(1)	126	-
Contribution from Parent	-	-	4	(4)	-
Net cash provided by financing activities	-	(125)	3	122	-

	Condensed Supplemental Consolidated Statement of Cash Flows
	Two Quarterly Periods Ended April 2, 2011

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash Flow from Operating Activities	$ (18)	$ 27	$ (9)	$ -	$ -

Cash Flow from Investing					-
(Contributions) distributions to/from subsidiaries	-	-	-	-	-
Changes in intercompany balances	18	-	-	(18)	-
Investment in Berry Plastics debt securities	-	-	-	-	-
Net cash used in investing activities	18	-	-	(18)	-

Cash Flow from Financing
Repayment of long-term debt	-	-	-	-	-
Changes in intercompany balances	-	(27)	9	18	-
Contribution from Parent	-	-	-	-	-
Net cash provided by financing activities	-	(27)	9	18	-

The tables below represent our Condensed Supplemental Consolidate Financials:

	March 31, 2012
	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Consolidating Balance Sheet
Current assets	$ 255	$ 829	$ 121	$ –	$ 1,205
Intercompany receivable	3,899	–	–	(3,899)	–
Net property, plant and equipment	115	1,025	73	–	1,213
Investment in subsidiaries	488	–	–	(488)	–
Other noncurrent assets	197	2,387	633	(125)	3,092
Total assets	$4,954	$4,241	$827	$(4,512)	$5,510

Current liabilities	$ 240	$ 341	$ 38	$ (2)	$ 617
Intercompany payable	–	3,844	55	(3,899)	–
Noncurrent liabilities	4,690	316	17	(154)	4,869
Equity (deficit)	24	(260)	717	(457)	24
Total liabilities and equity (deficit)	$4,954	$4,241	$827	$(4,512)	$5,510

	October 1, 2011
	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Consolidating Balance Sheet
Current assets	$ 270	$ 870	$ 115	$ –	$ 1,255
Intercompany receivable	4,016	–	–	(4,016)	–
Net property, plant and equipment	129	1,048	73	–	1,250
Investment in subsidiaries	417	–	–	(417)	–
Other noncurrent assets	207	2,454	563	(124)	3,100
Total assets	$5,039	$4,372	$751	$ (4,557)	$5,605

Current liabilities	$ 277	$ 357	$ 38	$ (1)	$ 671
Intercompany payable	–	3,956	60	(4,016)	–
Noncurrent liabilities	4,756	308	18	(154)	4,928
Equity (deficit)	6	(249)	635	(386)	6
Total liabilities and equity (deficit)	$5,039	$4,372	$751	$ (4,557)	$5,605
		Quarterly Period Ended March 31, 2012
		Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Consolidating Statement of Operations
Net sales		$ 140	$955	$88	$ –	$1,183
Cost of goods sold		122	776	74	–	972
Selling, general and administrative		12	61	8	–	81
Amortization of intangibles		3	23	–	–	26
Restructuring and impairment charges		–	2	1	–	3
Other operating expenses		7	2	1	–	10
Operating income (loss)		(4)	91	4	–	91
Other expense, net		2	–	–	–	2
Interest expense (income), net		10	66	(28)	–	48
Equity in net income of subsidiaries		(56)	–	–	56	—
Income (loss) before income taxes		40	25	32	(56)	41
Income tax expense		15	–	1	–	16
Net income (loss)		$ 25	$ 25	$ 31	$(56)	$ 25
Comprehensive income (loss)		$ 25	$ 25	$ 39	$(56)	$ 33

	Quarterly Period Ended April 2, 2011
	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Consolidating Statement of Operations
Net sales	$ 167	$842	$95	$ –	$1,104
Cost of sales	152	704	83	–	939
Selling, general and administrative expenses	11	51	8	–	70
Amortization of intangibles	3	23	–	–	26
Restructuring and impairment charges, net	1	9	–	–	10
Other operating expenses	1	4	2	–	7
Operating income (loss)	(1)	51	2	–	52
Interest expense (income), net	12	61	(19)	–	54
Equity in net income of subsidiaries	(11)	–	–	11	–
Income (loss) before income taxes	(2)	(10)	21	(11)	(2)
Income tax expense (benefit)	–	(1)	1	–	–
Net income (loss)	$ (2)	$ (9)	$ 20	$(11)	$ (2)
Comprehensive income (loss)	$ 1	$ (9)	$ 26	$(11)	$ 7

	Two Quarterly Periods Ended March 31, 2012
	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Consolidating Statement of Operations
Net sales	$ 285	$1,863	$172	$ –	$2,320
Cost of goods sold	249	1,547	148	–	1,944
Selling, general and administrative	20	115	16	–	151
Amortization of intangibles	5	48	1	–	54
Restructuring and impairment charges	–	25	1	–	26
Other operating expenses	31	8	(14)	–	25
Operating income (loss)	(20)	120	20	–	120
Other income, net	(1)	–	–	–	(1)
Interest expense (income), net	20	131	(52)	–	99
Equity in net income of subsidiaries	(58)	–	–	58	—
Income (loss) before income taxes	19	(11)	72	(58)	22
Income tax expense	6	1	2	–	9
Net income (loss)	$ 13	$ (12)	$ 70	$(58)	$ 13
Comprehensive income (loss)	$ 13	$ (12)	$ 78	$(58)	$ 21

Consolidating Statement of Cash Flows
Net cash flow from operating activities	$ (44)	$ 196	$ 2	$–	$154
Investing activities:
Purchase of property, plant, and equipment	(11)	(91)	(4)	–	(106)
Proceeds from disposal of assets	–	8	–	–	8
(Contributions) distributions to/from subsidiaries	(4)	–	–	4	–
Intercompany advances (repayments)	126	–	–	(126)	–
Acquisition of business, net of cash acquired	–	7	–	–	7
Investment in Berry Plastics Group debt	–	–	(4)	–	(4)
Net cash flow from investing activities	111	(76)	(8)	(122)	(95)
Financing activities:
Repayments on long-term borrowings	(63)	–	–	–	(63)
Changes in intercompany balances	–	(125)	(1)	126	–
Contributions from parent	–	–	4	(4)	–
Equity contributions (distributions), net	(6)	–	–	–	(6)
Net cash flow from financing activities	(69)	(125)	3	122	(69)
Effect of exchange rate changes on cash	–	–	–	–	–
Net decrease in cash	(2)	(5)	(3)	–	(10)
Cash and cash equivalents at beginning of period	20	5	17	–	42
Cash and cash equivalents at end of period	$ 18	$ –	$ 14	$ –	$ 32

	Two Quarterly Periods Ended April 2, 2011
	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Consolidating Statement of Operations
Net sales	$339	$1,624	$182	$ –	$2,145
Cost of goods sold	310	1,372	159	–	1,841
Selling, general, and administrative expense	21	98	14	–	133
Amortization of intangibles	6	46	1	–	53
Restructuring charges	16	15	–	–	31
Other operating expenses	2	12	3	–	17
Operating income (loss)	(16)	81	5	–	70
Loss on extinguishment of debt	68	–	–	–	68
Other income, net	(2)	–	–	–	(2)
Interest expense (income), net	25	122	(35)	–	112
Equity in net income of subsidiary	(36)	–	–	36	–
Income (loss) before income taxes	(71)	(41)	40	(36)	(108)
Income tax expense (benefit)	–	(40)	3	–	(37)
Net income (loss)	$(71)	$(1)	$37	$(36)	$(71)
Comprehensive income (loss)	$(66)	$(1)	$46	$(36)	$(57)

Consolidating Statement of Cash Flows
Net cash flow from operating activities	$ 11	$ 105	$ (4)	$ –	$112
Investing activities:
Purchase of property, plant, and equipment	(8)	(81)	(5)	–	(94)
Proceeds from disposal of assets	–	2	–	–	2
Intercompany advances (repayments)	18	–	–	(18)	–
Acquisition of business net of cash acquired	(2)	–	–	–	(2)
Net cash flow from investing activities	8	(79)	(5)	(18)	(94)
Financing activities:
Proceeds from long-term borrowings	800	–	–	–	800
Repayments on long-term borrowings	(824)	–	–	–	(824)
Changes in intercompany balances	–	(27)	9	18	–
Debt financing costs	(16)	–	–	–	(16)
Equity contributions (distributions), net	–	–	–	–	–
Net cash flow from financing activities	(40)	(27)	9	18	(40)
Effect of exchange rate changes on cash	–	–	–	–	–
Net decrease in cash	(21)	(1)	–	–	(22)
Cash and cash equivalents at beginning of period	132	2	14	–	148
Cash and cash equivalents at end of period	$ 111	$ 1	$ 14	$ –	$ 126

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